Form 10-Q
period 1996-03-31
MACKIE DESIGNS INC
filed 1996-05-10
CIK 946815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                              --------------------------------------------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------


Commission File Number:  0-26524
                        --------------------------------------------------------


                               MACKIE DESIGNS INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Washington                                               91-1432133
- - ----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

16220 Wood-Red Road, N.E., Woodinville, Washington                      98072
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (206) 487-4333
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                   12,875,000
- - --------------------------                          ----------------------------
          Class                                     Number of Shares Outstanding
                                                        (as of May 6, 1996)

                               MACKIE DESIGNS INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996


                                      INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance sheets - March 31, 1996 and December 31, 1995

              Statements of income - Three months ended March 31, 1996 and 1995

              Condensed statements of cash flows - Three months ended March 31, 1996 and 1995

              Notes to financial statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               MACKIE DESIGNS INC.
                                 BALANCE SHEETS

                                                                   March 31,     December 31,
                                                                     1996            1995
                                                                  (Unaudited)
                                                                  -----------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                                     $ 7,486,315    $ 3,857,185
    Marketable securities                                           7,742,609     10,775,942
    Accounts receivables, less allowance for doubtful accounts     13,358,106      9,703,927
    Inventories                                                     6,747,713      7,642,892
    Income taxes receivable                                                --        379,100
    Deferred taxes                                                    256,000        204,000
    Prepaid expenses and other current assets                         492,905        607,847
                                                                  -----------    -----------
       Total current assets                                        36,083,648     33,170,893

Furniture and equipment, net of accumulated depreciation            5,593,601      4,651,271

Other assets                                                          130,356        112,893
                                                                  -----------    -----------

Total assets                                                      $41,807,605    $37,935,057
                                                                  ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $ 2,018,872    $ 1,468,066
    Commissions payable                                               777,674        737,190
    Accrued payroll and related taxes                                 605,492        522,717
    Accrued vacation                                                  209,747        162,891
    Other accrued liabilities                                         292,196        237,362
    Income taxes payable                                              768,300             --
                                                                  -----------    -----------
       Total current liabilities                                    4,672,281      3,128,226

Deferred rent                                                          13,000             --

Shareholders' equity:
    Common stock                                                   30,943,330     30,943,330
    Retained earnings                                               6,178,994      3,863,501
                                                                  -----------    -----------
       Total shareholders' equity                                  37,122,324     34,806,831
                                                                  -----------    -----------

Total liabilities and shareholders' equity                        $41,807,605    $37,935,057
                                                                  ===========    ===========

                             See accompanying notes.

                               MACKIE DESIGNS INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                       Three months ended
                                                                           March 31,
                                                                   -------------------------
                                                                      1996           1995
                                                                   -----------   -----------
Net sales                                                          $19,504,089   $14,269,707
Cost of goods sold                                                  11,719,639     7,832,412
                                                                   -----------   -----------
Gross profit                                                         7,784,450     6,437,295

Operating expenses:
    Marketing and sales                                              2,592,017     2,066,840
    Administrative                                                   1,285,231       737,525
    Research and development                                           674,179       236,422
                                                                   -----------   -----------
       Total operating expenses                                      4,551,427     3,040,787
                                                                   -----------   -----------
Operating income                                                     3,233,023     3,396,508

Interest income                                                        216,144        17,646
Interest expense                                                            --       (16,017)
Other income                                                            12,226            --
                                                                   -----------   -----------
Income before income taxes                                           3,461,393     3,398,137

Income tax provision                                                 1,145,900            --
                                                                   -----------   -----------

Net income                                                         $ 2,315,493   $ 3,398,137
                                                                   ===========   ===========

Pro forma data:
    Income before pro forma provision for income taxes             $ 3,461,393   $ 3,398,137

    Pro forma provision for income taxes                             1,145,900     1,162,200
                                                                   -----------   -----------

    Pro forma net income                                           $ 2,315,493   $ 2,235,937
                                                                   ===========   ===========

    Pro forma net income per share                                 $      0.17   $      0.18
                                                                   ===========   ===========

    Shares used in computation of pro forma net income per share    13,760,524    12,088,433
                                                                   ===========   ===========





                             See accompanying notes.

                               MACKIE DESIGNS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                 Three months ended
                                                                     March 31,
                                                             --------------------------
                                                                 1996           1995
                                                             -----------    -----------
Net cash provided by operating activities                    $ 1,948,288    $ 2,782,782

INVESTING ACTIVITIES
    Purchases of marketable securities                        (6,270,499)            --
    Proceeds from sale of marketable securities                9,303,832             --
    Purchases of furniture and equipment                      (1,416,522)      (856,934)
    Proceeds from asset dispositions                              64,031             --
                                                             -----------    -----------
       Net cash provided by (used in) investing activities     1,680,842       (856,934)

FINANCING ACTIVITIES
    Payments on long-term debt                                        --        (74,500)
    Payments of dividends                                             --     (2,158,566)
                                                             -----------    -----------
       Net cash used in financing activities                          --     (2,233,066)
                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents           3,629,130       (307,218)

Cash and cash equivalents at beginning of period               3,857,185        307,218
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $ 7,486,315    $        --
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES
Noncash financing and investing activities:
    Dividends declared but not paid                          $        --    $ 1,406,978
                                                             ===========    ===========
Cash paid for interest                                       $        --    $    16,017
                                                             ===========    ===========
Cash paid for income taxes                                   $    50,500    $        --
                                                             ===========    ===========





                             See accompanying notes.

                               MACKIE DESIGNS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Mackie Designs Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.    PRO FORMA NET INCOME PER SHARE

Pro forma net income per share is computed based on the weighted average number of common shares outstanding and gives effect to the following adjustments:

   - In accordance with the Securities and Exchange Commission requirements, common and common equivalent shares issued during the 12-month period prior to the filing of an initial public offering ("IPO") have been included in the calculation as if they were outstanding for all periods presented prior to the Company's IPO on August 17, 1995 using the treasury stock method and the IPO price of $12 per share.

   - The net proceeds from the sale of 1,139,907 shares of common stock from the Company's IPO are assumed to repay shareholder notes and to be used to pay distributions to existing shareholders equal to the Company's undistributed S Corporation earnings through the termination of the Company's S Corporation status on August 17, 1995. These shares have been included in the calculation as if they were outstanding for all periods presented prior to the IPO.

3.    INCOME TAXES

Through August 16, 1995, the Company was treated as an S Corporation for federal income tax purposes. A pro forma income tax provision has been included in the statements of income for the three months ended March 31, 1995, as if the Company had been a taxable entity during that period. On August 17, 1995, the Company terminated its S Corporation status and became a taxable C Corporation.

4.    INVENTORIES

Inventories at March 31, 1996 and December 31, 1995 consisted of the following:

                                           March 31,          December 31,
                                              1996                1995
                                           ----------         ------------
         Raw materials                     $5,242,670           $5,170,726
         Work in process                      976,550              345,512
         Finished goods                       528,493            2,126,654
                                           ----------           ----------
                                           $6,747,713           $7,642,892
                                           ==========           ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following information contains certain forward-looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's ability to introduce new products, the concentration of the Company's current products in a relatively narrow segment of the professional audio market, technological change and increased competition in the industry, the Company's ability to manage its rapid growth, its limited protection of technology and trademarks, various factors that impact the Company's international operations including custom and tariff regulations, currency fluctuations and lower gross margins, the Company's dependence on a limited number of suppliers and on its network of representatives and distributors, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

The Company derives its operating revenue from worldwide sales of audio mixers and related products. Sales outside the U.S. account for a significant portion of the Company's total sales. International sales volumes have historically been affected by foreign currency fluctuations relative to the U.S. dollar. The Company prices its products in U.S. dollars worldwide. When weaknesses of local currencies have made the Company's products more expensive, sales to those countries have declined.

The Company's gross margins are affected by its international sales. Typically, gross margins from exported products are lower than from those sold in the U.S. due to discounts offered by the Company to its foreign distributors. The Company offered its foreign distributors a weighted average discount of approximately 8.1% in 1993, 7.7% in 1994, 8.1% in 1995, and 12.1% in the first quarter of
1996. Sales outside the U.S. represented approximately 30%, 36%, 34% and 36% of the Company's net sales in 1993, 1994, 1995 and the first quarter of 1996, respectively. The Company expects to increase the percentage of sales to its international markets. This trend is expected to have a negative effect on gross margins.

Effective November 1, 1995, the Company terminated the services of its exclusive representative for sales to distributors outside the U.S. and Canada. Since then, the Company has supervised the international marketing and sales of its products internally. Because of this change, the Company has modified its discount structure to foreign distributors such that the weighted average discount is expected to increase. This will have a negative effect on gross margins as a percentage of net sales. Also because of this change, the Company has eliminated the commissions it was paying to its international representative; however, the Company has incurred and will continue to incur additional expenses associated with managing the international marketing and sales of its products internally. This is expected to result in a net decrease in sales and marketing expenses as a percentage of net sales. The Company also plans to increase its advertising efforts in international markets, which will increase sales and marketing expenses.

The Company's gross margins are also affected by the purchase of some components abroad. As a result of fluctuations in the value of local currencies relative to the U.S. dollar, some of the Company's foreign component suppliers have increased prices and may further increase prices. The Company currently does not employ any foreign exchange hedging strategies, but may employ such strategies in the future.

The Company does not generally track backlog. Generally, orders are shipped within two weeks after receipt. In the case of new product introductions or periods where product demand exceeds production capacity, the Company allocates products to customers on a monthly basis until demand is met.

The Company's gross margins have fluctuated from time to time due primarily to inefficiencies related to the introduction and manufacturing of new products and inefficiencies associated with integrating new equipment into the Company's manufacturing processes. Historically, fluctuations have also resulted from increases in overhead associated with each of the Company's several relocations, varying prices of components and competitive pressures.

The Company plans to introduce new products and product revisions at a more rapid rate than it has in the past. It is anticipated that these products will have a slightly lower gross margin than current products, as more features are added to products without increasing prices. In addition, some anticipated new products will require the implementation of manufacturing practices with which the Company is not familiar. This could result in lower margins as the Company becomes more familiar with new manufacturing procedures.

As a result of its election to be treated as an S Corporation, the Company was exempt from the payment of federal income taxes through August 16, 1995. Accordingly, the Company's financial statements do not contain a provision for income tax expense for periods through that date. Pro forma income statement information is provided to reflect a provision for income taxes as if the Company had been subject to federal income taxes as a C Corporation for all periods presented.


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 AS COMPARED WITH QUARTER ENDED MARCH 31, 1995

Net sales increased 36.7% to $19.5 million in the first quarter of 1996 from $14.3 million in the first quarter of 1995. The increase in sales was primarily attributable to the success of two SR Series mixers which were introduced in May 1995 (SR24o4) and August 1995 (SR32o4), and also to the success of two new compact mixers, the MS1202-VLZ (successor to the MS1202) introduced in October 1995 and the MS1402-VLZ introduced in January 1996. Sales outside the United States increased to 36% of the Company's total net sales in the first quarter of 1996 from 32% in the first quarter of 1995 primarily due to the Company's continued emphasis on increasing international sales.

Gross margin decreased to 39.9% in the first quarter of 1996 from 45.1% in the first quarter of 1995. The decrease was due to increases in discounts offered to international distributors following the Company's decision, effective November 1, 1995, to terminate the services of its exclusive representative for sales to distributors outside the U.S. and Canada. Since then, the Company has supervised the international marketing and sales of its products internally. The decrease in gross margin percentage was also due to a difference in product mix for the first quarter of 1996 compared with the first quarter of 1995 as sales of the SR24o4, the MS1202-VLZ and the CR1604-VLZ (introduced in February 1996 as the successor to the CR-1604) provided lower gross margin percentages. As the Company has introduced new versions of existing products, it has added more features to them without significant price increases.

Marketing and sales expenses increased to $2.6 million in the first quarter of 1996 from $2.1 million in the corresponding period of 1995. This increase was due primarily to increases in marketing staff and increased expenditures in advertising media creation and placement. As a percentage of net sales, marketing and sales expenses decreased to 13.3% in the first quarter of 1996 from 14.5% in the corresponding period of 1995 due to leveraging fixed marketing and sales expenses over a growing revenue base.

Administrative expenses increased to $1.3 million for the first quarter of 1996 from $738,000 for the corresponding period of 1995. As a percentage of net sales, these expenses increased to 6.6% in the first quarter of 1996 from 5.2% in the corresponding period of 1995. The increase was due primarily to an increase in staff and expenditures related to the Company's increased business volume and various expenses associated with being a publicly held company.

Research and development expenses increased to $674,000 in the first quarter of 1996 from $236,000 in the corresponding period of 1995. As a percentage of net sales, these expenses increased to 3.5% in the first quarter of 1996 from 1.7% in the corresponding period of 1995. The increase was due primarily to increases in R&D staff and expenditures related to the creation of two new engineering groups (Digital Product Group and Acoustic Product Group) as the Company expands its product line into other pro-audio categories.

Interest income increased to $216,000 in the first quarter of 1996 compared with $18,000 in the first quarter of 1995 due to higher overall cash balances stemming from the Company's August 1995 initial public offering ("IPO"). There was no interest expense in the first quarter of 1996 compared with $16,000 in the first quarter of 1995, primarily due to the repayment of all interest-bearing debt following the Company's IPO. Other income of $12,000 in the first quarter of 1996 (compared with none in the first quarter of 1995) resulted from gains on the sale of capital equipment.

The provision for income taxes for the first quarter of 1996 of $1,146,000 is based upon an expected overall effective rate for 1996 of 33.1%. The pro forma provision for income taxes for the first quarter of 1995 of $1,162,200 was based upon an expected overall effective rate for 1995 of 34.2%. The decrease in the expected overall effective rate in 1996 compared with 1995 is due to the benefit provided by the Company's foreign sales corporation formed in September 1995.


LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1996, the Company's operating activities generated cash of $2.2 million. Accounts receivable, net of allowances, increased to $13.4 million at March 31, 1996 from $9.7 million at December 31, 1995 due to increasing sales and an increase in days' sales outstanding. Inventory levels decreased to $6.7 million at March 31, 1996 from $7.6 million at December 31, 1995 due to increased demand for the Company's products. Net cash provided by investing activities totaled $1.7 million during this period, attributable primarily to net proceeds from sales of marketable securities of $3.0 million, partially offset by net purchases of furniture and equipment of $1.3 million.

In November 1995, the Company entered into a business loan agreement with a bank. The agreement provides three credit facilities to the Company including a $5.0 million unsecured line of credit to finance any unexpected working capital requirements. The line of credit bears interest at the bank's prime rate or at a specified IBOR rate plus 1.5%, whichever the Company chooses. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility such as interest rate, repayment period and collateral will be determined at the time advances are made to the Company. The Company also has a $1.75 million line of credit for the purchase of foreign exchange contracts. There were no borrowings outstanding on any of the bank credit facilities at March 31, 1996. These credit facilities expire October 31, 1997. Under the terms of the business loan agreement, the Company must maintain certain financial ratios and tangible net worth. The Company is in compliance with all such covenants. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. The agreement also imposes an annual capital expenditure limit of $5.0 million.

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation or legal proceedings at this time and is not aware of any potentially material litigation or proceeding threatened against it.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.              Description
         -----------              -----------
             11                   Computation of Pro Forma Net Income Per Share

     (b) Reports on Form 8-K

         Current Report on Form 8-K dated March 27, 1996 reporting under Item 5, "Other Events," certain management changes. No financial statements were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MACKIE DESIGNS INC.
                                           -------------------------------------
                                           (Registrant)



Dated:  May 6, 1996                   By:  /s/ Greg C. Mackie
                                           -------------------------------------
                                           Greg C. Mackie
                                           President and Chief Executive Officer



Dated:  May 6, 1996                   By:  /s/ Thomas M. Elliott
                                           -------------------------------------
                                           Thomas M. Elliott
                                           Vice President-Finance and Chief
                                           Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                         Description                         Location
- - -----------                         -----------                         --------
    11             Computation of Pro Forma Net Income Per Share        Page 14

                                    EXHIBITS


EXHIBIT 11 - COMPUTATION OF PRO FORMA NET INCOME PER SHARE


                                                                              Three months ended
                                                                                  March 31,
                                                                          --------------------------
                                                                             1996           1995
                                                                          -----------    -----------
Weighted average common shares outstanding                                 12,875,000     10,000,000

Net effect of dilutive stock equivalents based on the treasury stock
   method using average market price                                          885,524        948,526

Sale of common stock from the initial public offering assumed to repay amounts due to pre-IPO shareholders for undistributed S Corporation
   earnings                                                                        --      1,139,907
                                                                          -----------    -----------

Total weighted shares outstanding                                          13,760,524     12,088,433
                                                                          ===========    ===========

Pro forma net income                                                      $ 2,315,493    $ 2,235,937
                                                                          ===========    ===========

Pro forma net income per share                                            $      0.17    $      0.18
                                                                          ===========    ===========