Form 10-Q
period 1996-06-30
MACKIE DESIGNS INC
filed 1996-08-08
CIK 946815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 0-26524

                               MACKIE DESIGNS INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Washington                                                 91-1432133
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


16220 Wood-Red Road, N.E., Woodinville, Washington                       98072
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (206) 487-4333
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                   12,885,000
- --------------------------                          ----------------------------
          Class                                     Number of Shares Outstanding
                                                       (as of August 1, 1996)

                               MACKIE DESIGNS INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance sheets - June 30, 1996 and December 31, 1995

              Statements of income - Three months and six months ended June 30, 1996 and 1995

              Condensed statements of cash flows - Six months ended June 30, 1996 and 1995

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

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MACKIE DESIGNS INC.
                                 BALANCE SHEETS

                                                                      June 30,       December 31,
                                                                        1996             1995
                                                                    (Unaudited)
                                                                    ------------      ------------
ASSETS
Current assets:
    Cash and cash equivalents                                        $ 3,870,830       $ 3,857,185
    Marketable securities                                             11,981,442        10,775,942
    Accounts receivables, less allowance for doubtful accounts        13,961,485         9,703,927
    Inventories                                                        6,611,660         7,642,892
    Income taxes receivable                                                   --           379,100
    Deferred taxes                                                       378,000           204,000
    Prepaid expenses and other current assets                            644,247           607,847
                                                                     -----------       -----------
       Total current assets                                           37,447,665        33,170,893

Furniture and equipment, net of accumulated depreciation               8,471,261         4,651,271

Other assets                                                             385,236           112,893
                                                                     -----------       -----------

Total assets                                                         $46,304,161       $37,935,057
                                                                     ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $ 4,078,329       $ 1,468,066
    Commissions payable                                                  833,745           737,190
    Accrued payroll and related taxes                                    613,754           522,717
    Accrued vacation                                                     255,814           162,891
    Other accrued liabilities                                            409,990           237,362
    Income taxes payable                                                 469,000                --
                                                                     -----------       -----------
       Total current liabilities                                       6,660,632         3,128,226

Deferred rent                                                             22,750                --

Shareholders' equity:
    Common stock                                                      30,998,830        30,943,330
    Retained earnings                                                  8,621,949         3,863,501
                                                                     -----------       -----------
       Total shareholders' equity                                     39,620,779        34,806,831
                                                                     -----------       -----------

Total liabilities and shareholders' equity                           $46,304,161       $37,935,057
                                                                     ===========       ===========


                             See accompanying notes.

                               MACKIE DESIGNS INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             Three months ended                      Six months ended
                                                   June 30,                              June 30,
                                      --------------------------------        --------------------------------
                                          1996                1995               1996                 1995
                                      ------------        ------------        ------------        ------------

Net sales                             $ 20,778,657        $ 16,084,520        $ 40,282,746        $ 30,354,227
Cost of goods sold                      12,785,456           9,394,567          24,505,095          17,226,979
                                      ------------        ------------        ------------        ------------
Gross profit                             7,993,201           6,689,953          15,777,651          13,127,248

Operating expenses:

    Marketing and sales                  2,378,968           2,483,586           4,970,985           4,550,426
    Administrative                       1,336,533             732,039           2,621,764           1,469,564
    Research and development               824,159             282,777           1,498,338             519,199
                                      ------------        ------------        ------------        ------------
       Total operating expenses          4,539,660           3,498,402           9,091,087           6,539,189
                                      ------------        ------------        ------------        ------------
Operating income                         3,453,541           3,191,551           6,686,564           6,588,059

Interest income                            221,444               5,751             437,588              23,397
Interest expense                                --            (178,821)                 --            (194,838)
Other expense                              (23,330)                 --             (11,104)                 --
                                      ------------        ------------        ------------        ------------
Income before income taxes               3,651,655           3,018,481           7,113,048           6,416,618

Income tax provision                     1,208,700                  --           2,354,600                  --
                                      ------------        ------------        ------------        ------------

Net income                            $  2,442,955        $  3,018,481        $  4,758,448        $  6,416,618
                                      ============        ============        ============        ============

Net income per share                  $        0.18                           $        0.34
                                      ==============                          =============

Weighted average shares outstanding      13,876,934                              13,839,073
                                      =============                           =============

Pro forma data:

    Income before pro forma provision for
     income taxes                                           $  3,018,481                          $  6,416,618

    Pro forma provision for income taxes                       1,032,300                             2,194,500
                                                          --------------                          ------------

    Pro forma net income                                    $  1,986,181                          $  4,222,118
                                                          ==============                          ============

    Pro forma net income per share                          $       0.16                          $       0.35
                                                          ==============                          ============

    Shares used in computation of pro forma
     net income per share                                     12,088,433                            12,088,433
                                                          ==============                          ============





                             See accompanying notes.

                               MACKIE DESIGNS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six months ended
                                                                                       June 30,
                                                                           -------------------------------
                                                                                1996               1995
                                                                           ------------------ ------------

Net cash provided by operating activities                                  $  5,953,763        $ 6,373,494

INVESTING ACTIVITIES
    Purchases of marketable securities                                      (25,302,950)                --
    Proceeds from sale of marketable securities                              24,097,450                 --
    Purchases of furniture and equipment                                     (4,876,748)        (1,794,194)
    Proceeds from asset dispositions                                             86,630                 --
                                                                           ------------        -----------
       Net cash used in investing activities                                 (5,995,618)        (1,794,194)

FINANCING ACTIVITIES
    Net proceeds from exercise of stock options                                  55,500                 --
    Payments on notes payable to related parties                                     --           (681,277)

    Proceeds from long-term debt                                                     --          1,700,000

    Payments on long-term debt                                                       --           (147,535)

    Payments of dividends                                                            --         (5,545,756)

    Deferred offering costs                                                          --           (211,950)

                                                                           ------------        -----------
       Net cash provided by (used in) financing activities                       55,500         (4,886,518)
                                                                           ------------        -----------

Net increase (decrease) in cash and cash equivalents                             13,645           (307,218)

Cash and cash equivalents at beginning of period                              3,857,185            307,218
                                                                           ------------        -----------

Cash and cash equivalents at end of period                                 $  3,870,830        $        --
                                                                           ============        ===========

SUPPLEMENTAL DISCLOSURES Noncash financing and investing activities:
    Dividends paid in exchange for shareholder notes                       $         --        $ 8,469,309
                                                                           ============        ===========
    Dividends declared but not paid                                        $         --        $   660,672
                                                                           ============        ===========
Cash paid for interest                                                     $         --        $    62,576
                                                                           ============        ===========
Cash paid for income taxes                                                 $  1,630,000        $        --
                                                                           ============        ===========





                             See accompanying notes.

                               MACKIE DESIGNS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Mackie Designs Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.     NET INCOME PER SHARE

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

3.     INCOME TAXES

Through August 16, 1995, the Company was treated as an S Corporation for federal income tax purposes. A pro forma income tax provision has been included in the statements of income for the three months and six months ended June 30, 1995, as if the Company had been a taxable entity during that period. On August 17, 1995, the Company terminated its S Corporation status and became a taxable C Corporation.

4.     INVENTORIES

Inventories at June 30, 1996 and December 31, 1995 consisted of the following:

                                            June 30,        December 31,
                                              1996              1995
                                         ---------------- ----------------
      Raw materials                      $    4,735,735     $    5,170,726
      Work in process                           850,658            345,512
      Finished goods                          1,025,267          2,126,654
                                         ---------------- ----------------
                                         $    6,611,660     $    7,642,892
                                         ================ ================

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

The Company's gross margins are affected by its international sales. Typically, gross margins from exported products are lower than from those sold in the U.S. due to discounts offered by the Company to its foreign distributors. The Company offered its foreign distributors a weighted average discount of approximately 8.1% in 1993, 7.7% in 1994, 8.1% in 1995, and 12.3% in the first six months of
1996. Sales outside the U.S. represented approximately 30%, 36%, 34% and 37% of the Company's net sales in 1993, 1994, 1995 and the first six months of 1996, respectively. The Company expects to increase the percentage of sales to its international markets. This trend is expected to have a negative effect on gross margins as a percentage of net sales.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996 AS COMPARED WITH QUARTER ENDED JUNE 30, 1995

Net sales increased 29.2% to $20.8 million in the second quarter of 1996 from $16.1 million in the second quarter of 1995. The increase in sales was primarily attributable to the success of three new compact mixers, the MS1202-VLZ (successor to the MS1202) introduced in October 1995, the MS1402-VLZ introduced in January 1996 and the CR1604-VLZ (successor to the CR-1604) introduced in February 1996, and also to the success of two SR Series mixers which were introduced in May 1995 (SR24o4) and August 1995 (SR32o4). Sales of the three new compact mixers, two of which were new versions of existing products, caused sales of the compact mixer product line to increase to 55% of net sales for the second quarter of 1996 from 37% in the second quarter of 1995. Sales of the SR series mixers increased to 20% of net sales for the second quarter of 1996 from 7% in the second quarter of 1995. Sales outside the United States increased to 37% of the Company's total net sales in the second quarter of 1996 from 34% in the second quarter of 1995 primarily due to the Company's continued emphasis on increasing international sales.

Gross margin decreased to 38.5% in the second quarter of 1996 from 41.6% in the second quarter of 1995. The decrease was due to increases in discounts offered to international distributors following the Company's decision, effective November 1, 1995, to terminate the services of its exclusive representative for sales to distributors outside the U.S. and Canada. Since then, the Company has supervised the international marketing and sales of its products internally. The decrease in gross margin percentage was also due to a difference in product mix for the second quarter of 1996 compared with the second quarter of 1995 as sales of the SR24o4, the MS1202-VLZ and the CR1604-VLZ provided lower gross margin percentages. As the Company has introduced new versions of existing products, it has added more features to them without significant price increases. Additionally, the gross margin decreased due to minor labor inefficiencies caused by a significant increase in manufacturing personnel in order to meet increasing product demand.

Marketing and sales expenses decreased to $2.4 million in the second quarter of 1996 from $2.5 million in the corresponding period of 1995. This decrease was due primarily to a decrease in commission payments to independent representatives, partially offset by increases in marketing staff and increased expenditures in advertising media creation and placement. Due to these factors and due to leveraging fixed marketing and sales expenses over a growing revenue base, marketing and sales expenses as a percentage of net sales decreased to 11.4% in the second quarter of 1996 from 15.4% in the corresponding period of 1995.

Administrative expenses increased to $1.3 million for the second quarter of 1996 from $732,000 for the corresponding period of 1995. As a percentage of net sales, these expenses increased to 6.4% in the second quarter of 1996 from 4.6% in the corresponding period of 1995. The increase was due primarily to an increase in staff and expenditures related to the Company's increased business volume and various expenses associated with being a publicly held company.

Research and development expenses increased to $824,000 in the second quarter of 1996 from $283,000 in the corresponding period of 1995. As a percentage of net sales, these expenses increased to 4.0% in the second quarter of 1996 from 1.8% in the corresponding period of 1995. The increase was due primarily to increases in R&D staff and expenditures related to the creation of two new engineering groups (Digital Product Group and Acoustic Product Group) as the Company expands its product line into other professional audio categories.

Interest income increased to $221,000 in the second quarter of 1996 from $6,000 in the second quarter of 1995 due to higher overall cash balances stemming from the Company's August 1995 initial public offering ("IPO"). There was no interest expense in the second quarter of 1996 compared with $179,000 in the second quarter of 1995, primarily due to the repayment of all interest-bearing debt following the Company's IPO. Other expense of $23,000 in the second quarter of 1996 (compared with none in the second quarter of 1995) resulted from losses on the sale of capital equipment.

The provision for income taxes for the second quarter of 1996 of $1,209,000 is based upon an expected overall effective rate for 1996 of 33.1%. The pro forma provision for income taxes for the second quarter of 1995 of $1,032,000 was based upon an expected overall effective rate for 1995 of 34.2%. The decrease in the expected overall effective rate in 1996 from 1995 is due to the benefit provided by the Company's foreign sales corporation formed in September 1995.

SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

Net sales increased 32.7% to $40.3 million in the first six months of 1996 from $30.4 million in the first six months of 1995. The increase in sales was primarily due to the success of three new compact mixers, the MS1202-VLZ (successor to the MS1202) introduced in October 1995, the MS1402-VLZ introduced in January 1996 and the CR1604-VLZ (successor to the CR-1604) introduced in February 1996, and also to the success of two SR Series mixers which were introduced in May 1995 (SR24-4) and August 1995 (SR32-4). Sales of the three new compact mixers, two of which were new versions of existing products, caused sales of the compact mixer product line to increase to 50% of net sales for the first six months of 1996 from 40% in the first six months of 1995. Sales of the SR series mixers increased to 21% of net sales for the first six months of 1996 from 4% in the first six months of 1995. Sales outside the United States were 37% of the Company's total net sales in the first six months of 1996 compared with 33% in the first six months of 1995.

Gross margin decreased to 39.2% in the first six months of 1996 from 43.2% in the first six months of 1995. The decrease was due to increases in discounts offered to international distributors following the Company's decision, effective November 1, 1995, to terminate the services of its exclusive representative for sales to distributors outside the U.S. and Canada. Since then, the Company has supervised the international marketing and sales of its products internally. The decrease in gross margin percentage was also due to a difference in product mix in the first six months of 1996 compared with the first six months of 1995 as sales of the SR24-4, the MS1202-VLZ and the CR1604-VLZ provided lower gross margin percentages. As the Company has introduced new versions of existing products, it has added more features to them without significant price increases. Additionally, the gross margin decreased due to minor labor inefficiencies in the second quarter of 1996 caused by a significant increase in manufacturing personnel in order to meet increasing product demand.

Marketing and sales expenses increased to $5.0 million in the first six months of 1996 from $4.6 million in the corresponding period of 1995. This increase was due primarily to increases in marketing staff and increased expenditures in advertising media creation and placement, partially offset by a decrease in commission payments to independent representatives. As a percentage of net sales, marketing and sales expenses decreased to 12.3% in the first six months of 1996 from 15.0% in the first six months of 1995 due to leveraging fixed marketing and sales expenses over a growing revenue base.

Administrative expenses increased to $2.6 million for the first six months of 1996 from $1.5 million for the corresponding period of 1995. As a percentage of net sales, these expenses increased to 6.5% in the first six months of 1996 from 4.8% in the first six months of 1995. The increase was due primarily to an increase in staff and expenditures related to the Company's increased business volume and various expenses associated with being a publicly held company.

Research and development expenses increased to $1.5 million in the first six months of 1996 from $519,000 in the corresponding period of 1995. As a percentage of net sales these expenses increased to 3.7% in the first six months of 1996 from 1.7% in the first six months of 1995. The increase was due primarily to increases in R&D staff and expenditures related to the creation of two new engineering groups (Digital Product Group and Acoustic Product Group) as the Company expands its product line into other professional audio categories.

Interest income increased to $438,000 in the first six months of 1996 from $23,000 in the first six months of 1995 due to higher overall cash balances stemming from the Company's IPO. There was no interest expense in the first six months of 1996 compared with $195,000 in the first six months of 1995, primarily due to repayment of all interest-bearing debt following the Company's IPO. Other expense of $11,000 in the first six months of 1995 (compared with none in the first six months of 1995) resulted from losses on the sale of capital equipment.

The provision for income taxes for the first six months of 1996 of $2,355,000 is based upon an expected overall effective rate for 1996 of 33.1%. The pro forma provision for income taxes for the first six months of 1995 of $2,195,000 was based upon an expected overall effective rate for 1995 of 34.2%. The decrease in the expected overall effective rate in 1996 from 1995 is due to the benefit provided by the Company's foreign sales corporation formed in September 1995.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1996, the Company's operating activities generated cash of $6.0 million. Accounts receivable, net of allowances, increased to $14.0 million at June 30, 1996 from $9.7 million at December 31, 1995 due to increasing sales and an increase in days' sales outstanding. Inventory levels decreased to $6.6 million at June 30, 1996 from $7.6 million at December 31, 1995 due to increased demand for the Company's products. Net cash used in investing activities totaled $6.0 million during this period, attributable to net purchases of furniture and equipment of $4.8 million and net purchases of marketable securities of $1.2 million.

In November 1995, the Company entered into a business loan agreement with a bank. The agreement provides three credit facilities to the Company including a $5.0 million unsecured line of credit to finance any unexpected working capital requirements. The line of credit bears interest at the bank's prime rate or at a specified IBOR rate plus 1.5%, whichever the Company chooses. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility such as interest rate, repayment period and collateral will be determined at the time advances are made to the Company. The Company also has a $1.75 million line of credit for the purchase of foreign exchange contracts. There were no borrowings outstanding on any of the bank credit facilities at June 30, 1996. These credit facilities expire October 31, 1997. Under the terms of the business loan agreement, the Company must maintain certain financial ratios and tangible net worth. The Company is in compliance with all such covenants. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. The agreement also imposes an annual capital expenditure limit of $10 million.

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

PART II .  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation or legal proceedings at this time and is not aware of any potentially material litigation or proceeding threatened against it.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.                        Description
         -----------                        -----------
              11                    Computation of Net Income Per Share

     (b) Reports on Form 8-K

         Current Report on Form 8-K dated April 12, 1996 reporting under Item 5, "Other Events," certain "Cautionary Statements" for the purpose of establishing a readily available document that may be referenced pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. No financial statements were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MACKIE DESIGNS INC.

                                         ----------------------------------
                                         (Registrant)

Dated:  August 1, 1996             By:   /s/ Greg C. Mackie
                                         ----------------------------------
                                         Greg C. Mackie
                                         President and Chief Executive Officer

Dated:  August 1, 1996             By:   /s/ Thomas M. Elliott
                                         ----------------------------------
                                         Thomas M. Elliott
                                         Vice President-Finance and Chief
                                         Financial Officer

                                  EXHIBIT INDEX


  Exhibit No.                    Description                            Location
  -----------                    -----------                            --------

      11            Computation of Net Income Per Share                 Page 15

                                    EXHIBITS

EXHIBIT 11 - COMPUTATION OF NET INCOME PER SHARE

                                                           Three months ended                Six months ended
                                                                June 30,                          June 30,
                                                     ---------------------------       ---------------------------
                                                        1996             1995             1996             1995
                                                     ----------       ----------       ----------       ----------

Weighted average common shares outstanding           12,879,176       10,000,000       12,877,088       10,000,000

Net effect of dilutive stock equivalents based
   on the treasury stock method using ending
   market price                                         997,758          948,526          961,985          948,526

Sale of common stock from the initial public
   offering assumed to repay amounts due to
   pre-IPO shareholders for undistributed S
   Corporation earnings                                      --        1,139,907               --        1,139,907
                                                     ----------       ----------       ----------       ----------

Total weighted average shares outstanding            13,876,934       12,088,433       13,839,073       12,088,433
                                                     ==========       ==========       ==========       ==========

Net income                                         $  2,442,955                        $  4,758,448
                                                   ============                        ============

Net income per share                               $       0.18                        $       0.34
                                                   ============                        ============

Pro forma data:

    Pro forma net income                                               $  1,986,181                      $  4,222,118
                                                                       ============                      ============

    Pro forma net income per share                                     $       0.16                      $       0.35
                                                                       ============                      ============