Form 10-Q
period 1996-09-30
MACKIE DESIGNS INC
filed 1996-11-14
CIK 946815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                               -------------------------------------------------
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------

Commission File Number:  0-26524
                        --------------------------------------------------------

                               MACKIE DESIGNS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Washington                                    91-1432133
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

16220 Wood-Red Road, N.E., Woodinville, Washington                       98072
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (206) 487-4333
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                   12,885,000
--------------------------                          ----------------------------
         Class                                      Number of Shares Outstanding
                                                      (as of November 5, 1996)

                               MACKIE DESIGNS INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance sheets - September 30, 1996 and December 31, 1995

              Statements of income - Three months and nine months ended September 30, 1996 and 1995

              Condensed statements of cash flows - Nine months ended September 30, 1996 and 1995

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

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBITS

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               MACKIE DESIGNS INC.
                                 BALANCE SHEETS

                                                                     September 30,       December 31,
                                                                          1996               1995
                                                                      (Unaudited)
                                                                      ------------       -----------
ASSETS
Current assets:
    Cash and cash equivalents                                         $ 2,779,565        $ 3,857,185
    Marketable securities                                              10,995,493         10,775,942
    Accounts receivables, less allowance for doubtful accounts         11,063,900          9,703,927
    Inventories                                                        10,403,652          7,642,892
    Income taxes receivable                                               260,327            379,100
    Deferred taxes                                                        372,000            204,000
    Prepaid expenses and other current assets                             842,635            607,847
                                                                      -----------        -----------
       Total current assets                                            36,717,572         33,170,893

Furniture, equipment and leasehold improvements,
    net of accumulated depreciation                                     9,502,747          4,651,271

Other assets                                                              380,116            112,893
                                                                      -----------        -----------
Total assets                                                          $46,600,435        $37,935,057
                                                                      ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $ 3,602,729        $ 1,468,066
    Commissions payable                                                   670,173            737,190
    Accrued payroll and related taxes                                     505,694            522,717
    Accrued vacation                                                      240,738            162,891
    Other accrued liabilities                                             581,502            237,362
    Income taxes payable                                                       --                 --
                                                                      -----------        -----------
       Total current liabilities                                        5,600,836          3,128,226

Deferred rent                                                              32,500                 --

Shareholders' equity:
    Common stock                                                       30,998,830         30,943,330
    Retained earnings                                                   9,968,269          3,863,501
                                                                      -----------        -----------
       Total shareholders' equity                                      40,967,099         34,806,831
                                                                      -----------        -----------
Total liabilities and shareholders' equity                            $46,600,435        $37,935,057
                                                                      ===========        ===========

                             See accompanying notes.

                               MACKIE DESIGNS INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              Three months ended                  Nine months ended
                                                                September 30,                       September 30,
                                                        -----------------------------       -----------------------------
                                                           1996             1995               1996             1995
                                                        ------------     ------------       ------------     ------------
Net sales                                                $16,092,600      $16,896,939        $56,375,346      $47,251,166
Cost of goods sold                                        10,114,319        9,859,840         34,619,414       27,086,819
                                                        ------------     ------------       ------------     ------------
Gross profit                                               5,978,281        7,037,099         21,755,932       20,164,347

Operating expenses:
    Marketing and sales                                    2,103,320        2,288,850          7,074,305        6,839,276
    Administrative                                         1,212,040          853,632          3,833,804        2,323,196
    Research and development                                 878,649          287,576          2,376,987          806,775
                                                        ------------     ------------       ------------     ------------
       Total operating expenses                            4,194,009        3,430,058         13,285,096        9,969,247
                                                        ------------     ------------       ------------     ------------
Operating income                                           1,784,272        3,607,041          8,470,836       10,195,100

Interest income                                              228,348           86,771            665,936          110,168
Interest expense                                                  --         (123,200)                --         (318,038)
Other expense                                                     --           70,141            (11,104)          70,141
                                                        ------------     ------------       ------------     ------------
Income before income taxes                                 2,012,620        3,640,753          9,125,668       10,057,371

Income tax provision                                         666,300          763,400          3,020,900          763,400
                                                        ------------     ------------       ------------     ------------

Net income                                              $  1,346,320     $  2,877,353       $  6,104,768     $  9,293,971
                                                        ============     ============       ============     ============

Net income per share                                   $        0.10                        $       0.44
                                                       =============                        ============


Weighted average shares outstanding                       13,657,660                          13,765,022
                                                       =============                        ============

Pro forma data:
    Income before pro forma provision for
     income taxes                                                        $  3,640,753                         $10,057,371

    Pro forma provision for income taxes                                    1,204,900                           3,399,400
                                                                         ------------                        ------------

    Pro forma net income                                                 $  2,435,853                        $  6,657,971
                                                                         ============                        ============

    Pro forma net income per share                                       $       0.19                        $       0.53
                                                                         ============                        ============


    Shares used in computation of pro forma
     net income per share                                                  12,928,545                          12,464,846
                                                                         ============                        ============




                             See accompanying notes.

                               MACKIE DESIGNS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                            ---------------------------------
                                                                                 1996                1995
                                                                            ------------         ------------
Net cash provided by operating activities                                   $  5,526,921         $  5,047,824

INVESTING ACTIVITIES
    Purchases of marketable securities                                       (36,858,145)          (9,951,768)
    Proceeds from sale of marketable securities                               36,638,594            2,501,906
    Purchases of furniture, equipment and leasehold improvements              (6,527,120)          (3,291,782)
    Proceeds from asset dispositions                                              86,630               75,797
                                                                            ------------         ------------
       Net cash used in investing activities                                  (6,660,041)         (10,665,847)

FINANCING ACTIVITIES
    Net proceeds from sale of common stock                                            --           31,716,513
    Net proceeds from exercise of stock options                                   55,500
    Payments on notes payable to related parties                                      --             (681,277)
    Proceeds from long-term debt                                                      --                   --
    Payments on long-term debt                                                        --             (643,490)
    Payments of dividends                                                             --          (14,148,265)
                                                                            ------------         ------------
       Net cash provided by (used in) financing activities                        55,500           16,243,481
                                                                            ------------         ------------
Net increase (decrease) in cash and cash equivalents                          (1,077,620)          10,625,458

Cash and cash equivalents at beginning of period                               3,857,185              307,218
                                                                            ------------         ------------
Cash and cash equivalents at end of period                                  $  2,779,565         $ 10,932,676
                                                                            ============         ============

SUPPLEMENTAL DISCLOSURES

Noncash financing and investing activities:

    Dividends paid in exchange for shareholder notes                        $         --         $  8,469,309
                                                                            ============         ============
    Dividends declared but not paid                                         $         --         $  4,193,532
                                                                            ============         ============
Cash paid for interest                                                      $         --         $    329,755
                                                                            ============         ============
Cash paid for income taxes                                                  $  1,389,627         $    420,000
                                                                            ============         ============



                             See accompanying notes.

                               MACKIE DESIGNS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Mackie Designs Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

3.    INCOME TAXES

Through August 16, 1995, the Company was treated as an S Corporation for federal income tax purposes. A pro forma income tax provision has been included in the statements of income for the three months and nine months ended September 30, 1995, as if the Company had been a taxable entity during that period. On August 17, 1995, the Company terminated its S Corporation status and became a taxable C Corporation.

4.    INVENTORIES

Inventories at September 30, 1996 and December 31, 1995 consisted of the following:

                               September 30,    December 31,
                                   1996            1995
                               -------------    ------------
            Raw materials       $ 5,719,966      $5,170,726
            Work in process         792,994         345,512
            Finished goods        3,890,692       2,126,654
                                -----------      ----------
                                $10,403,652      $7,642,892
                                ===========      ==========

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

The Company's gross margins are affected by its international sales. Typically, gross margins from exported products are lower than from those sold in the U.S. due to discounts offered by the Company to its foreign distributors. The Company offered its foreign distributors a weighted average discount of approximately 8.1% in 1993, 7.7% in 1994, 8.1% in 1995, and 12.4% in the first nine months of
1996. Sales outside the U.S. represented approximately 30%, 36%, 34% and 37% of the Company's net sales in 1993, 1994, 1995 and the first nine months of 1996, respectively. The Company expects to increase the percentage of sales to its international markets. This trend is expected to have a negative effect on gross margins as a percentage of net sales.

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


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 AS COMPARED WITH QUARTER ENDED SEPTEMBER 30,
1995

Net sales decreased 4.8% to $16.1 million in the third quarter of 1996 from $16.9 million in the third quarter of 1995. The decrease in sales was primarily attributable to a decrease in sales in two mixer product lines: the 8-Bus Series and the SR Series. Sales of the 8-Bus Series mixers decreased to 23% of net sales for the third quarter of 1996 from 37% in the third quarter of 1995. Sales of the SR Series mixers decreased to 19% of net sales for the third quarter of 1996 from 32% in the third quarter of 1995. Sales outside the United States increased to 37% of the Company's total net sales in the third quarter of 1996 from 34% in the third quarter of 1995 primarily due to the Company's continued emphasis on increasing international sales.

Gross margin decreased to 37.1% in the third quarter of 1996 from 41.6% in the third quarter of 1995. The decrease was due to increases in discounts offered to international distributors following the Company's decision, effective November 1, 1995, to terminate the services of its exclusive representative for sales to distributors outside the U.S. and Canada. Since then, the Company has supervised the international marketing and sales of its products internally. The decrease in gross margin percentage was also due to a difference in product mix for the third quarter of 1996 compared with the third quarter of 1995 as sales of the MS1202-VLZ (successor to the MS-1202) and the CR1604-VLZ (successor to the CR-1604), both of which were introduced in the first quarter of 1996, provided lower gross margin percentages than their predecessors. As the Company has introduced new versions of existing products, it has added more features to them without significant price increases. Additionally, the gross margin decreased due to labor and overhead inefficiencies caused by a lower than anticipated sales volume in the third quarter of 1996.

Marketing and sales expenses decreased to $2.1 million in the third quarter of 1996 from $2.3 million in the corresponding period of 1995. This decrease was due primarily to a decrease in commission payments to independent representatives, partially offset by increases in marketing staff and increased expenditures in advertising media creation and placement. Due to these factors, marketing and sales expenses as a percentage of net sales decreased to 13.1% in the third quarter of 1996 from 13.5% in the corresponding period of 1995.

Administrative expenses increased to $1.2 million for the third quarter of 1996 from $853,000 for the corresponding period of 1995. As a percentage of net sales, these expenses increased to 7.5% in the third quarter of 1996 from 5.1% in the corresponding period of 1995. The increase was due primarily to an increase in staff and various expenses associated with being a publicly held company.

Research and development expenses increased to $879,000 in the third quarter of 1996 from $288,000 in the corresponding period of 1995. As a percentage of net sales, these expenses increased to 5.5% in the third quarter of 1996 from 1.7% in the corresponding period of 1995. The increase was due primarily to increases in R&D staff and expenditures related to the creation of two new engineering groups (Digital Product Group and Acoustic Product Group) as the Company expands its product line into other professional audio categories.

Interest income increased to $228,000 in the third quarter of 1996 from $87,000 in the third quarter of 1995 due to higher overall cash balances stemming from the Company's August 1995 initial public offering ("IPO"). There was no interest expense in the third quarter of 1996 compared with $123,000 in the third quarter of 1995, primarily due to the repayment of all interest-bearing debt following the Company's IPO. Other income of $70,000 in the third quarter of 1995 (compared with none in the third quarter of 1996) resulted from gains on the sale of capital equipment.

The provision for income taxes for the third quarter of 1996 of $666,000 is based upon an expected overall effective rate for 1996 of 33.1%. The pro forma provision for income taxes for the third quarter of 1995 of $1,205,000 was based upon an expected overall effective rate for 1995 of 34.2%. The decrease in the expected overall effective rate in 1996 from 1995 is due to the benefit provided by the Company's foreign sales corporation formed in September 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales increased 19.3% to $56.4 million in the first nine months of 1996 from $47.3 million in the first nine months of 1995. The increase in sales was primarily due to the success of three new compact mixers, the MS1202-VLZ (successor to the MS1202) introduced in October 1995, the MS1402-VLZ introduced in January 1996 and the CR1604-VLZ (successor to the CR-1604) introduced in February 1996, and also to the success of two SR Series mixers which were introduced in May 1995 (SR24-4) and August 1995 (SR32-4). Sales of the three new compact mixers, two of which were new versions of existing products, caused sales of the compact mixer product line to increase to 52% of net sales for the first nine months of 1996 from 36% in the first nine months of 1995. Sales of the SR series mixers increased to 21% of net sales for the first nine months of 1996 from 14% in the first nine months of 1995. Sales outside the United States were 37% of the Company's total net sales in the first nine months of 1996 compared with 33% in the first nine months of 1995.

Gross margin decreased to 38.6% in the first nine months of 1996 from 42.7% in the first nine months of 1995. The decrease was due to increases in discounts offered to international distributors following the Company's decision, effective November 1, 1995, to terminate the services of its exclusive representative for sales to distributors outside the U.S. and Canada. Since then, the Company has supervised the international marketing and sales of its products internally. The decrease in gross margin percentage was also due to a difference in product mix in the first nine months of 1996 compared with the first nine months of 1995 as sales of the SR24-4, the MS1202-VLZ and the CR1604-VLZ provided lower gross margin percentages. As the Company has introduced new versions of existing products, it has added more features to them without significant price increases. Additionally, the gross margin decreased due to labor and overhead inefficiencies caused by a lower than anticipated sales volume.

Marketing and sales expenses increased to $7.1 million in the first nine months of 1996 from $6.8 million in the corresponding period of 1995. This increase was due primarily to increases in marketing staff and increased expenditures in advertising media creation and placement, partially offset by a decrease in commission payments to independent representatives. As a percentage of net sales, marketing and sales expenses decreased to 12.5% in the first nine months of 1996 from 14.5% in the first nine months of 1995 due to leveraging fixed marketing and sales expenses over a growing revenue base.

Administrative expenses increased to $3.8 million for the first nine months of 1996 from $2.3 million for the corresponding period of 1995. As a percentage of net sales, these expenses increased to 6.8% in the first nine months of 1996 from 4.9% in the first nine months of 1995. The increase was due primarily to an increase in staff and expenditures related to the Company's increased business volume and various expenses associated with being a publicly held company.

Research and development expenses increased to $2.4 million in the first nine months of 1996 from $807,000 in the corresponding period of 1995. As a percentage of net sales these expenses increased to 4.2% in the first nine months of 1996 from 1.7% in the first nine months of 1995. The increase was due primarily to increases in R&D staff and expenditures related to the creation of two new engineering groups (Digital Product Group and Acoustic Product Group) as the Company expands its product line into other professional audio categories.

Interest income increased to $666,000 in the first nine months of 1996 from $110,000 in the first nine months of 1995 due to higher overall cash balances stemming from the Company's IPO. There was no interest expense in the first nine months of 1996 compared with $318,000 in the first nine months of 1995, primarily due to repayment of all interest-bearing debt following the Company's IPO. Other expense of $11,000 in the first nine months of 1995 (compared with other income of $70,000 in the first nine months of 1995) resulted from losses on the sale of capital equipment.

The provision for income taxes for the first nine months of 1996 of $3,021,000 is based upon an expected overall effective rate for 1996 of 33.1%. The pro forma provision for income taxes for the first nine months of 1995 of $3,399,000 was based upon an expected overall effective rate for 1995 of 34.2%. The decrease in the expected overall effective rate in 1996 from 1995 is due to the benefit provided by the Company's foreign sales corporation formed in September 1995.


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1996, the Company's operating activities generated cash of $5.5 million. Accounts receivable, net of allowances, increased to $11.1 million at September 30, 1996 from $9.7 million at December 31, 1995 due to increasing sales and an increase in days' sales outstanding. Inventory levels increased to $10.4 million at September 30, 1996 from $7.6 million at December 31, 1995 due to an increased level of finished goods caused by a lower than anticipated sales volume in the third quarter of 1996. Net cash used in investing activities totaled $6.6 million during this period, primarily attributable to net purchases of furniture, equipment and leasehold improvements of $6.4 million.

In November 1995, the Company entered into a business loan agreement with a bank. The agreement provides three credit facilities to the Company including a $5.0 million unsecured line of credit to finance any unexpected working capital requirements. The line of credit bears interest at the bank's prime rate or at a specified IBOR rate plus 1.5%, whichever the Company chooses. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility such as interest rate, repayment period and collateral will be determined at the time advances are made to the Company. The Company also has a $1.75 million line of credit for the purchase of foreign exchange contracts. There were no borrowings outstanding on any of the bank credit facilities at September 30, 1996. These credit facilities expire October 31, 1997. Under the terms of the business loan agreement, the Company must maintain certain financial ratios and tangible net worth. The Company is in compliance with all such covenants. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. The agreement also imposes an annual capital expenditure limit of $10 million.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.          Description
         -----------          -----------
              11              Computation of Net Income Per Share

     (b) Reports on Form 8-K
         The Company filed no reports on Form 8-K during the third quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MACKIE DESIGNS INC.
                                   --------------------------------------------
                                   (Registrant)


Dated:  November 5, 1996        By:/s/ Greg C. Mackie
                                   --------------------------------------------
                                   Greg C. Mackie
                                   President and Chief Executive Officer


Dated:  November 5, 1996        By:/s/ Thomas M. Elliott
                                   --------------------------------------------
                                   Thomas M. Elliott
                                   Vice President-Finance and Chief Financial
                                   Officer

                                  EXHIBIT INDEX


Exhibit No.                       Description                       Location
-----------                       -----------                       --------

      11              Computation of Net Income Per Share            Page 15