Form 10-K
period 1996-12-31
MACKIE DESIGNS INC
filed 1997-03-26
CIK 946815

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended  December 31, 1996

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ______________________ to _______________________

Commission File Number:  0-26524
                         -----------------

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
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
-------------------------------       ------------------------------------------
            None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock - no par value
--------------------------------------------------------------------------------
                             (Title of each class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

         As of March 17, 1997, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $19,128,750 based on the closing sales price of the Registrant's Common Stock on the Nasdaq National Market. On that date, there were 12,885,000 shares of Common Stock outstanding.

         Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof, and portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Mackie Designs Inc. ("Mackie" or the "Company") develops, manufactures, sells and supports high quality, reasonably priced professional audio equipment. The Company's products are used in a wide variety of sound applications including home and commercial recording studios, multimedia and video production, compact disc, read-only memory ("CD-ROM") authoring, live performances, and public address systems. The Company offers a range of products at suggested retail prices from approximately $400 to $9,000, which generally represents the mid-range price points within the professional audio market. Mackie distributes its products through a network of independent representatives to over 1,000 retail dealers of professional audio equipment in the U.S. and offers its products through local distributors in over 100 other countries.

         The Company's primary products are mixers and mixer-related products. A mixer serves as the central component of any professional audio system by electronically blending, routing and enhancing sound sources, such as voices, musical instruments, sound effects and audio tape, video tape and other pre-recorded material. For example, using a mixer, a vocalist may be heard above the accompaniment, background singers are combined, and individual instruments are blended into the overall mix. The musician or sound technician accomplishes this task by using the mixer controls to adjust the relative volume of each sound source.

         Audio mixers are a necessary component of any recording system, whether the system is being used to produce an audio tape, compact disc ("CD"), video soundtrack or multimedia CD-ROM. A mixer is used not only to balance sound inputs when recording initial tracks, but is also often used to further process and edit the tracks prior to duplication and distribution of the recording. Mixers are used in recording applications by commercial and home studios, in film and video post-production, in business presentations and teleconferencing, in the production of television and radio programming and in multimedia productions such as CD-ROM and on-line authoring.

         Mixers are also used to control relative audio levels in live presentations at locations such as auditoriums, ballrooms, theaters and sports arenas. For example, a typical performing group uses from six to 24 microphones and electronic inputs. Large concert tours and musical road productions often have 60 or more sound inputs, which may include pre-recorded music and sound effects. Many churches use multiple microphones for spoken word and music during their services.

         In 1996, the Company introduced power amplifiers, its first line of products that are not directly related to mixers. Power amplifiers are used to amplify the output signals from mixers to a level sufficient to drive loudspeakers. Amplifiers are used with mixers and loudspeakers in a variety of applications, such as private and touring sound reinforcement systems, permanent industrial and commercial installations, recording studios, and theatre/cinema and broadcast facilities. The power amplifier line and future products will be distributed through the same channels as the mixers.

         Mackie was incorporated in Washington in 1988. The Company's executive offices and manufacturing facilities are located at 16220 Wood- Red Road N.E., Woodinville, Washington 98072, and its telephone number is (206) 487-4333.

         "MACKIE," the running figure and all of the Company's product names are registered trademarks or trademarks of the Company. This document also contains names and marks of other companies.

PRODUCTS

         The Company currently offers professional audio mixers and related accessories in four main mixer product lines: compact mixers, 8oBus consoles, SR series mixers, and automation systems. The Company also began offering its line of Fast Recovery Series(TM) power amplifiers in December 1996.

         Compact Mixers. Compact mixers were the Company's first products and are designed to be mounted in 19-inch equipment racks, which are the standard housings for professional audio and video components. The Company offers four basic compact mixers: the CR1604-VLZ, the MS1402- VLZ, the MS1202-VLZ and the LM-3204.

         The CR1604-VLZ, introduced in February 1996, is a 16-channel mixer that has received wide acceptance for its low noise and high headroom (ability to mix very loud signals without distortion or quiet signals without noise). Applications include recording in project studios, live presentations by major touring bands, video post-production and multimedia. The CR1604-VLZ has been used to produce major label CDs, soundtracks for major motion pictures and on-stage musical instrument mixing for network television shows. The CR1604-VLZ features a two- part design that allows the mixer to be rack-mounted in order to conserve space or to be configured for desk-top use for easy access to the controls. The Company also offers the MixerMixer, an add-on product that expands the capabilities of the CR1604-VLZ and other mixers, by allowing the combination of up to 12 outputs from any three mixers without loss of channels or functionality.

         The MS1402-VLZ is a 14-channel mixer that the Company introduced in January 1996. It has the same electronic specifications as the CR1604-VLZ but has two fewer channels. It is designed for many of the same applications as the CR1604-VLZ as well as the MS1202-VLZ.

         The MS1202-VLZ is a 12-channel mixer that occupies less than one square foot of workspace. Designed to be used alone or as a subcomponent of a larger mixing system, the MS1202-VLZ has the same electronic specifications as the CR1604-VLZ and the MS1402-VLZ, but has fewer channels. The success of the product and its predecessor, the MS1202, has been in part due to its relatively low price, flexibility and rugged construction (including solid steel chassis, sealed rotary controls and built-in power supply). This mixer is used for small home studios, on-stage mixing by small lounge acts, off-line video production, multimedia authoring, audiophile acoustic recordings and electronic news gathering and as a supplemental mixer in conjunction with large non-portable studio recording consoles.

         The LM-3204 is a 32-channel mixer with 16 stereo channels in a compact chassis that occupies just five standard rack spaces. Besides providing all of the control features of the CR1604-VLZ, it includes additional monitor and mixing circuitry that optimizes the mixer's utility for both recording and live presentation applications. The LM-3204 is designed for applications requiring control of a large number of line level inputs such as keyboard submixing, computer sequencing and electronic percussion mixing in stage, sound reinforcement and project studio environments, as well as sound mixing in auditoriums, exhibit halls and other permanent installations. The LM-3204's two microphone preamplifiers extend the mixer's applications to small performing groups such as nightclub single and duo acts and commercial production work where announcer voiceovers are required. The LM-3204 is expandable with one or more optional LM-3204Es, each of which adds 16 stereo channels.

         8oBus Series. The 8oBus is a larger mixer console designed for multitrack recording and live presentation applications. The Company introduced 8oBus mixers in 1993. At suggested retail prices from approximately $3,000 to $5,000, the 8oBus consoles have opened the market to many new users and replaced many larger systems offered by competitors that typically cost over $50,000. The console is available in three basic models: the 32-channel 32o8, the 24-channel 24o8 and the 16-channel 16o8. Each version includes eight submix buses, as well as more elaborate equalization (tone control), signal routing and monitoring capabilities than are found in compact mixers. The 8oBus console's applications include pre-production and recording of albums for major artists and groups, on-line video production, movie soundtrack mixdown, television dialog editing, on-stage mixing and live sound reinforcement used by touring musical groups, theaters, concert halls, clubs and churches. The 32- and 24-channel versions of the Company's 8oBus can be expanded with one or more 24-Channel Expander Consoles, each of which adds 24 additional channels. The Company also offers MBo32, MBo24 and MBo16 meter bridges for the 32-channel, 24-channel and 16-channel 8oBus consoles, respectively; these bridges extend across the width of the mixer and provide a bar-graph meter for each channel strip of the console.

         SR Series. The SR (Sound Reinforcement) Series are intended as high-quality, low-cost 24-, 32-, 40-, or 56-channel audio mixers for live music applications that compete with consoles selling for several times their retail price. The first product in this line, the SR24o4, was introduced in May 1995, followed by the SR32o4 in August 1995. These retail for approximately $1,600 to $2,300. In December 1996, Mackie introduced the SR40o8, a 40-channel large-format sound reinforcement console, with the SR56o8, a 56-channel console, planned for addition to the line in 1997. The large-format consoles retail for approximately $9,000 to $12,600. The SR24o4 and SR32o4 are larger than a compact mixer but significantly smaller than Mackie's 8oBus consoles, and include features necessary for use with digital multitrack recorders. They incorporate much of the advanced technology first introduced in the 8oBus series, including very-low-impedance circuitry, wide-band equalization and highly sensitive signal presence indicators. The large-format 40o8 incorporates these features plus an UltraMute(TM) computerized system for group and individual sound muting., a built-in meter bridge, and left, right and center master faders. The SR24o4 and 32o4 Series mixers are targeted at bands and other touring musical groups, audio/video rental services and permanent sound reinforcement venues, including churches, clubs, small theaters and auditoriums. The SR40o8 and SR56o8 large-format consoles are intended for use as installed equipment in venues such as churches, auditoriums, or sporting facilities.

         UltraMix(R) Universal Automation System. Because many mixing systems involve controlling specific audio levels on over 100 channels, there is a need for an add-on product to automatically retain and recall a particular range of settings. In September 1995, the Company introduced a digitally controlled automation system to address this need. The Company's UltraMix(R) Universal Automation System, which has a suggested retail price of approximately $2,800, consists of the Ultra-34, a 34-channel external volume control system; the UltraPilot, an external control surface; and UltraMix(R) Pro automation software. These components, when used in conjunction with a personal computer equipped with Microsoft's Windows 95 or with Apple Computer, Inc.'s Macintosh computer, provide a solution to complex mixing tasks. As with the Company's other products, the UltraMix(R) is designed to provide much of the functionality of systems prohibitively expensive to all but a limited group of users at a price point attractive to a wide range of potential users.

         Fast Recovery Series(TM) Power Amplifier. Use of a high-quality, professional amplifier is necessary to retain sound integrity in audio production. The Company's FR Series(TM) Power Amplifier is Mackie's first non-mixer related product and became available in December 1996. The Mo1200 and Mo1400, which are the first models to be released, are designed to keep sound quality intact when pushed to extreme levels. Most power amplifiers use technology that can result in distortion from internal feedback. The designs of the Mo1200 and Mo1400 minimize feedback while improving delivery through the use of high-speed digital circuitry. The Mo1200 and Mo1400, at suggested retail prices of approximately $600 and $700, respectively, are competitively priced and incorporate the high performance capabilities of the Company's mixer lines.

DISTRIBUTION AND SALES

         In the U.S., the Company uses a network of representatives to sell to over 1,000 retail dealers, some of which have several outlets. In other countries, the Company sells through approximately 70 local distributors, who in turn sell to dealers. Until November 1, 1995, the Company used exclusively the services of MMS, International ("MMS"), a manufacturer's representative, to sell to distributors outside the U.S. and Canada, for which MMS received a commission. Since November 1, 1995, the Company has supervised the international marketing and sales of its products internally. Sales to customers outside of the United States accounted for approximately 38%, 34% and 36% of the Company's net sales in 1996, 1995 and 1994, respectively. In consultation with its representatives, the Company is currently evaluating options to expand its distribution channels beyond musical instrument dealers. In particular, the Company is reviewing the extent to which its musical instrument dealers will be able to address the needs of video customers and installed sound contractors and the extent to which the Company will instead rely on audio/video supply houses, certain professional audio sales, direct sales to contractors and broadcast supply houses to meet the needs of such customers. These other channels currently do not represent a significant portion of the Company's sales.

         The Company carefully selects and reviews its representatives and dealers, including mail order outlets. Representatives and domestic dealers enter into agreements with the Company that govern the terms under which they may sell the Company's products. Agreements with dealers and distributors define an approved territory and set forth the products to be sold. These agreements are reviewed on a six-month basis, and decisions to renew are based on several factors, including sales performance and adequate representation of the Company and its products. The Company's representatives are paid on a commission basis. Dealers retain the difference between their cost and the sale price of products sold.

         International distributors are selected on the basis of criteria established by the Company. International distributors retain the difference between their cost and the sale price of products sold.

         In the U.S., the Company's products are sold in musical instrument stores, pro audio outlets and several mail order outlets. Musical instrument stores range from small operations that sell a variety of instruments and equipment to large outlets specializing in rock music equipment such as electric guitars, synthesizers, mixers, drums, amplifiers and speakers. Top U.S. retail dealers include Guitar Center, Sam Ash Music, Sweetwater Sound, West LA Music, Washington Music, Manny's Music, Thoroughbred Music, Ace Music, Musician's Friend and Full Compass Systems. These 10 dealers represented approximately 32% of the Company's net sales in the U.S. in 1996. Guitar Center accounted for approximately 11% of domestic net sales in 1996; no other dealer accounted for more than 10% of domestic net sales in this period.

         Internationally, the Company has distribution in over 100 countries. The top international distributors include Musik & Technik Marbury (Germany), SF Marketing Inc. (Canada), Key Audio Systems (United Kingdom), Korg Import Division (Japan), Manny's International (Brazil), Entel s.r.l. (Italy), Audio-Land Distribution (France), A&T Trade, Inc. (former Soviet Union), Australian Audio Supplies (Australia) and Hermes International (Mexico). These 10 distributors represented approximately 62% of the Company's international net sales in 1996. Musik & Technik Marbury accounted for approximately 11% of international net sales in 1996; no other distributor accounted for more than 10% of international net sales in this period.

MARKETING

         The Company's marketing strategy is designed to communicate with end-users directly and to educate them about its products. The Company's in-house marketing and design department creates all its advertising, brochures, video, multimedia and trade show materials. Materials are provided by its marketing department to representatives, distributors and dealers, worldwide, as part of the Company's overall sales strategy. Owner's manuals and sales literature are currently produced in five foreign languages. These materials are provided as a complement to the Company's direct advertising and customer support follow-up program. To further enhance customer awareness and understanding of its products, the Company advertises in leading trade publications, provides ongoing technical training and education for representatives and distributors, and participates in the primary industry trade shows for the musical instrument, video, recording studio, permanent installation and multimedia markets. Mackie has won several national advertisement awards as a result of this commitment to detail and excellence.

CUSTOMER SUPPORT

         The Company's customer support program is designed to enhance loyalty by building customer understanding of product use and capabilities. The customer service and support operation also provides the Company with a means of understanding customer requirements for future product enhancements. This understanding comes through direct customer contact, as well as through close analysis of warranty card responses. To encourage return of warranty cards relating to its compact mixers, the Company has established a policy of extending the warranty period from one year to three years to customers returning completed warranty cards.

         The Company maintains a staff of product support specialists at its headquarters to provide direct technical support. Telephone support through a toll-free number is provided during scheduled business hours. Although most calls involve troubleshooting with owners of Mackie products, product support specialists also field calls from inquiring purchasers and thereby may assist in making sales.

         The Company also relies on its international distributors to support its products in foreign countries. These distributors are responsible for the costs of carrying inventory required to meet customer needs.

         Service and repairs on Mackie's products sold in the U.S., except 8oBus and SR40o8 products, are performed at its headquarters; 8oBus and SR40o8 products, which are larger and heavier than the Company's other mixer models, are serviced at authorized warranty service centers. There are currently approximately 100 8oBus and SR40o8 service centers, all of which are located in the U.S. Multiple locations are necessary to minimize shipping costs for the 8oBus and SR40o8 consoles. All products shipped outside of the U.S. are serviced by the Company's international distributors.

RESEARCH AND DEVELOPMENT

         The Company's research and development strategy is to develop affordable, high-quality products and related accessories for its targeted markets. In 1996, Mackie created specific Acoustic, Analog and Digital Engineering groups for product development. On December 31, 1996, the

Company's research and development staff consisted of 28 individuals, in addition to Mr. Mackie, who engineer and design all aspects of the Company's new products. The Company's research and development expenses were approximately $3.6 million in 1996, $1.2 million in 1995 and $1.1 million in 1994.

COMPETITION

         The market for professional audio systems in general is highly competitive. The Company must compete with several professional audio manufacturers who have significantly greater development, sales and financial resources than the Company. The Company's major competitors in the mixer market are subsidiaries of Harman International (including Soundcraft Ltd., Allen & Heath Brenell Ltd. and DOD Electronics Corp.), Sony Corporation, Yamaha Corporation, Peavey Electronics Corporation, Teac America, Inc. (Tascam), SoundTracs PLC and Behringer Spezielle Studiotechnik GmbH. Competitors in the amplifier market include Peavey Electronics Corporation, Crown International, QSC Audio Products, Inc. and Crest Audio Inc. Competing speaker manufacturers include Genelec, Inc., Event Electronics, Inc. and Alesis Corporation. The Company competes primarily on the basis of product quality and reliability, price, ease of use, brand name recognition and reputation, ability to meet customers' changing requirements and customer service and support.

         In order to remain competitive, the Company substantially increased its research and development expenditures in 1996. The Company is currently developing new products incorporating digital technology, new power amplifier products, and new live-sound and recording studio speaker products. However, there can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product modifications or enhancements or new products that respond effectively to technological advances by others.

PROPRIETARY TECHNOLOGY

         The Company does not generally rely on proprietary rights associated with its technology. However, the Company has filed for patent protection on the design of the FR Series(TM) Mo1200, the 24o8, the 32o8, the SR40o8, the SR24o4, the CR1604-VLZ, the MS1402-VLZ, the MS1202- VLZ and a new digital mixer in the U.S. and in certain foreign countries where the Company's products are distributed. Substantially all of the technology incorporated in the Company's products is available to third parties, making replication by competitors possible. However, the Company believes that its manufacturing capabilities, affordable, high-quality products, brand name recognition, ability to quickly introduce new products, and direct marketing efforts will continue to be factors in the Company's ability to compete.

         The Company has trademark protection on various marks including "MACKIE(R)," the running man, "VLZ(R)" and "UltraMix(R)" in the U.S. and in certain foreign countries where the Company's products are distributed. Registered trademark status has been obtained for these marks in the United States, and trademark status obtained in certain countries. However, there can be no assurance that trademark protection will be granted in all of the countries in which applications are currently pending, or granted on the breadth of the current description of goods or use of the marks.

         The Company has never conducted a comprehensive patent search relating to the technology used in its products. The Company believes that its products do not infringe the proprietary rights of others. There can be no assurance, however, that others will not assert infringement claims against the Company in the future or that claims will not be successful.

MANUFACTURING

         The Company manufactures its mixer and power amplifier products in its facility near Seattle, Washington. Nearly all of the Company's products share many components, which allows for integrated manufacturing of several distinct products and in certain cases significant part purchase volume discounts. Much of the Company's mixer console and power amplifier assembly work is performed on automated component-insertion machines. Currently, the assembly of most of the parts in a circuit board is automated.

         The Company relies on several vendors to support its product manufacturing and attempts, if possible, to purchase certain materials from multiple sources to allow for competitive pricing and to avoid reliance on one or only a few vendors. The Company relies almost exclusively on one vendor for its potentiometers, but is in contact with other potentiometer manufacturers regularly. Interruption in, or cessation of, the supply of potentiometers from this supplier could adversely affect the Company's production capability, as the qualification process for another manufacturer, from sample submission to production quality and quantity delivery, could take several months.

BACKLOG

         The Company does not generally track backlog. Generally, orders are shipped within two weeks after receipt. In the case of new product introductions or periods where product demand exceeds production capacity, the Company allocates products to customers on a monthly basis until demand is met.

EMPLOYEES

         At December 31, 1996, the Company had 337 full-time equivalent employees, including 37 in marketing, sales and customer support, 28 in research and development, 250 in manufacturing and manufacturing support (which includes manufacturing engineering) and 22 in administration and finance. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage.


ITEM 2.  PROPERTIES

         The Company's headquarters near Seattle, Washington house its manufacturing, administrative, sales and marketing, research and development and customer support operations. The building, which is occupied pursuant to a lease through December 31, 2004, is a 89,000 square foot manufacturing and office facility, the construction of which was substantially completed in December 1994. The monthly rent, based in part on an analysis by an independent appraiser, is $56,613, adjusted annually for changes in the consumer price index. The Company leases its facility from Mackie Holdings, LLC, an entity owned by three significant shareholders and directors of the Company, on terms the Company believes are at least as favorable to the Company as might have been obtained from unaffiliated parties.

         In November 1995, the Company entered into a 10-year lease, with an option to extend for an additional 10 years, covering property that is adjacent to the Company's existing facility. The building is approximately 81,250 square feet. The Company is using the building for product shipping, additional vertical integration of manufacturing processes, and products under development from the Company's new Acoustic Product Group. Initial base monthly rent for the entire building is $43,063; after five years, the base rent increases to $49,563 per month.


ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is included on page 30 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 under the heading "Common Stock Information and Dividend Policy" and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is included on the inside of the front cover of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 under the heading "Financial Highlights" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is included on pages 17 to 20 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The report of independent auditors, consolidated financial statements and other information required by this Item are included on pages 21 to 29 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders under the heading "Proposal 1: Election of Directors" and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders under the heading "Executive Compensation" and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders under the heading "Principal Shareholders" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders under the heading "Certain Transactions" and is incorporated herein by reference.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     Documents filed as part of this report:

                 1.       Consolidated Financial Statements:                                         Annual Report
                                                                                                      Page Number
                                                                                                      -----------
                          A.   Consolidated Balance Sheets as of December 31, 1996 and
                                 December 31, 1995...................................................      21

                          B.   Consolidated Statements of Income for each of the years ended
                                 December 31, 1996, December 31, 1995 and December 31,
                                 1994................................................................      22

                          C.   Consolidated Statements of Shareholders' Equity for each of the years ended December 31, 1996, December 31, 1995 and
                                 December 31, 1994...................................................      23

                          D.   Consolidated Statements of Cash Flows for each of the years ended
                                 December 31, 1996, December 31, 1995 and December 31,
                                 1994................................................................      24

                          E.   Notes to Consolidated Financial Statements............................     25-28

                          F.   Report of Independent Auditors........................................      29


                 2.       Financial Statement Schedules:                                               Form 10-K
                                                                                                      Page Number
                                                                                                      -----------
                          Schedule II - Valuation and Qualifying Accounts............................      13

                          The independent auditor's report with respect to the financial statement schedule appears in the exhibits to this report (Exhibit 23.1). All other financial statement schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

                 3.       Exhibits:  See Index to Exhibits on page 14.

         (b)     Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MACKIE DESIGNS INC.

                                       By:  /s/ Greg C. Mackie
                                            ------------------------------------
                                                Greg C. Mackie
                                                Chairman of the Board, President
                                                and Chief Executive Officer


                                       Date:    March 25, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1997.


SIGNATURE                                TITLE
---------                                -----
/s/ Greg C. Mackie                       Chairman of the Board, President and Chief
---------------------------------        Executive Officer
Greg C. Mackie                           (Principal Executive Officer)

/s/ Thomas M. Elliott                    Vice President - Finance and Chief Financial Officer
---------------------------------        (Principal Financial and Accounting Officer)
Thomas M. Elliott

/s/ David M. Tully                       Treasurer and Director
---------------------------------
David M. Tully


/s/ Raymond B. Ferguson                  Director
---------------------------------
Raymond B. Ferguson


/s/ Walter Goodman                       Director
---------------------------------
Walter Goodman


/s/ C. Marcus Sorenson                   Director
---------------------------------
C. Marcus Sorenson

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              MACKIE DESIGNS INC.


                    COL. A                                  COL. B       COL. C        COL. D       COL. E
                    ------                                 ---------    ---------     ---------    ---------
                                                                        Additions
                                                           Balance at   Charged to                Balance at
                                                           Beginning    Costs and     Deductions    End of
                  Description                              of Period    Expenses      Describe(1)   Period
                  -----------                              ---------    ---------     ---------    ---------
YEAR ENDED DECEMBER 31, 1996:
   Reserve and allowances deducted from asset accounts
     Allowance for uncollectible accounts                  $ 514,000    $ 471,000     $ 177,000    $ 808,000
     Reserve for inventories                               $ 154,000    $ 478,000     $     -      $ 632,000

   Reserve and allowances added to liability accounts
     Reserve for warranty expenses                         $  60,000    $ 120,000     $     -      $ 180,000

YEAR ENDED DECEMBER 31, 1995:
   Reserve and allowances deducted from asset accounts
     Allowance for uncollectible accounts                  $ 367,000    $ 196,000     $  49,000    $ 514,000
     Reserve for inventories                               $     -      $ 154,000     $     -      $ 154,000

   Reserve and allowances added to liability accounts
     Reserve for warranty expenses                         $  50,000    $  10,000     $     -      $  60,000

YEAR ENDED DECEMBER 31, 1994:
   Reserve and allowances deducted from asset accounts
     Allowance for uncollectible accounts                  $  68,000    $ 304,850     $   5,850    $ 367,000
     Reserve for inventories                               $     -      $     -       $     -      $     -

   Reserve and allowances added to liability accounts
     Reserve for warranty expenses                         $     -      $  50,000     $     -      $  50,000




                 (1)  Uncollectible accounts written off, net of recoveries

                               INDEX TO EXHIBITS


                                                                                                                       SEQUENTIALLY
EXHIBITS                                      DESCRIPTION                                                              NUMBERED PAGE
--------                                      -----------                                                              -------------
   3.1           Restated Articles of Incorporation.  Incorporated by reference to Exhibit 3.1 to
                 Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   3.2           Restated Bylaws.  Incorporated by reference to Exhibit 3.2 to Registrant's Registration
                 Statement filed under the Securities Act of 1933 on Form S-1, as amended,
                 Registration No. 33-93514  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   4.1           See Articles II, III and IV of Exhibit 3.1 and Sections 1, 5 and 9 of Exhibit 3.2
                 confirming the rights of the holders of Common Stock . . . . . . . . . . . . . . . . . . . . . . .

 *10.1           Mackie Designs Inc. Amended and Revised 1995 Stock Option Plan, as amended on March 11, 1997 . . .
                                                                                                                        -----------

  10.2           Employment Agreement dated April 1, 1995 between Mackie Designs Inc. and Thomas M. Elliott.
                 Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514  . . . . . . . . . .

  10.3           Industrial Lease, dated December 15, 1994, by and between Mackie Holdings, L.L.C. and Mackie
                 Designs Inc. Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement
                 filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514  . . . .

  10.4           Industrial Real Estate Lease, dated April 28, 1995, by and between Intrawest Properties
                 Partnership U.S. and Mackie Designs Inc.  Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.5           Exhibit C to Industrial Real Estate Lease, dated  April 28, 1995, by and between Intrawest
                 Properties Partnership U.S. and Mackie Designs Inc.  Incorporated by reference to
                 Exhibit 10.4A to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514 . . . . . . . . . . . . . . . . . . . . . . . .

  10.6           Mackie Sales Representative Agreement, dated January 24, 1994, by and between Mackie Designs
                 Inc. and C.M. Sorenson Co. dba Calwest Marketing So.  Incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.7           Exhibit C to Mackie Sales Representative Agreement, dated  January 24, 1994, by and between Mackie Designs Inc. and C. M. Sorenson Co. dba Calwest Marketing So.  Incorporated
                 by reference to Exhibit 10.5A to Registrant's Registration Statement filed under the
                 Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514  . . . . . . . . . . . .

  10.8           Business Loan Agreement, dated April 30, 1995, by and between U.S. Bank of Washington,
                 National Association, and Mackie Designs Inc.  Incorporated by reference to Exhibit 10.6 to
                 Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.9           First Amendment, dated June 8, 1995 to Business Loan Agreement, dated April 30, 1995, by and between U.S. Bank of Washington, National Association, and Mackie Designs Inc.  Incorporated
                 by reference to Exhibit 10.6A to Registrant's Registration Statement filed under the
                 Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514  . . . . . . . . . . . .


  10.10          Promissory Note made by Mackie Designs Inc. to the order of U.S. Bank of Washington,
                 National Association, in the principal amount of $4,000,000.00 dated April 25, 1995.
                 Incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514  . . . . . . .

  10.11          Promissory Note made by Mackie Designs Inc. to the order of U.S. Bank of Washington,
                 National Association, in the principal amount of $5,000,000.00 dated April 30, 1995.
                 Incorporated by reference to Exhibit 10.8 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514  . . . . . . .

  10.12          Promissory Note made by Mackie Designs Inc. to the order of U.S. Bank of Washington,
                 National Association, in the principal amount of $544,582.23 dated April 30, 1995.
                 Incorporated by reference to Exhibit 10.9 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514  . . . . . . .

  10.13          Business Loan Agreement, dated November 3, 1995, by and between U.S. Bank of Washington,
                 National Association, and Mackie Designs Inc.  Incorporated by reference to Exhibit 10.13 to
                 Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995 . . . . . . . . . . .

  10.14          Promissory Note made by Mackie Designs Inc. to the order of U.S. Bank of Washington,
                 National Association, in the principal amount of $5,000,000.00 dated November 3, 1995.
                 Incorporated by reference to

                 Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the Year Ended
                 December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.15          Demand Promissory Note made by Mackie Designs Inc. to the order of Greg C. Mackie in the principal amount of $4,319,348.00 dated April 3, 1995.  Incorporated by reference to
                 Exhibit 10.10 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514 . . . . . . . . . . . . . . . . . . . . . . . .

  10.16          Demand Promissory Note made by Mackie Designs Inc. to the order of David M. Tully in the principal amount of $2,032,634.00 dated April 3, 1995.  Incorporated by reference to
                 Exhibit 10.11 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514 . . . . . . . . . . . . . . . . . . . . . . . .

  10.17          Demand Promissory Note made by Mackie Designs Inc. to the order of C. Marcus Sorenson and
                 Judith B. Sorenson in the principal amount of $2,117,327.00 dated April 3, 1995.
                 Incorporated by reference to Exhibit 10.12 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514  . . . . . . .

  10.18          Form of Authorized Dealer Agreement.  Incorporated by reference to Exhibit 10.13 to
                 Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.19          Form of Sales Representative Agreement.  Incorporated by reference to Exhibit 10.14 to
                 Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.20          Mackie Designs Inc. 401(k) Profit Sharing Plan dated December 20, 1993.  Incorporated by reference to Exhibit 10.15 to Registrant's Registration Statement filed under the
                 Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514. . . . . . . . . . . . .

  10.21          Agreement between A&R Technology and Mackie Designs Inc. for the Development and Publishing
                 of MIDI Mix Automation Software dated December 5, 1993, as amended on August 16, 1994 and
                 June 14, 1995.  Incorporated by reference to Exhibit 10.16 to Registrant's Registration
                 Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration
                 No. 33-93514 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.22          Software License Agreement among Alexander Hopmann, Robert Tudor and Mackie Designs Inc.
                 dated February 9, 1996.  Incorporated by reference to Exhibit 10.22 to Registrant's Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1995  . . . . . . . . . . . . . . . . .

  10.23          Mackie Designs Inc. Management Incentive Plan.  Incorporated by reference to Exhibit 10.17 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.24          Amendment to Mackie Designs Inc. Management Incentive Plan, dated January 1, 1996.
                 Incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .

 *11.1           Computation of net income per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                                                        -----------

 *13.1           Annual Report to Shareholders of Mackie Designs Inc. for the fiscal year ended
                 December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                                                        -----------

 *21.1           Subsidiaries of Mackie Designs Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                                                        -----------

 *23.1           Consent of Ernst & Young LLP . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                                                        -----------

 *27.1           Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                                                        -----------


______________________________

* Filed herewith