Form 10-Q
period 1997-03-31
MACKIE DESIGNS INC
filed 1997-05-15
CIK 946815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                               -------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


Commission File Number:  0-26524
                        --------------------------------------------------------

                               MACKIE DESIGNS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Washington                                            91-1432133
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                   12,885,000
--------------------------                          ----------------------------
         Class                                      Number of Shares Outstanding
                                                         (as of May 12, 1997)

                               MACKIE DESIGNS INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                      INDEX

PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

              Balance sheets - March 31, 1997 and December 31, 1996

              Statements of income - Three months ended March 31, 1997 and 1996

              Condensed statements of cash flows - Three months ended March 31, 1997 and 1996

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

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MACKIE DESIGNS INC.
                                 BALANCE SHEETS



                                                                   March 31, 1997    December 31, 1996
                                                                    (Unaudited)
                                                                   --------------    ------------------
ASSETS
Current assets:
    Cash and cash equivalents                                         $ 1,751,152        $ 2,366,184
    Marketable securities                                              13,434,415         11,688,513
    Accounts receivables, less allowance for doubtful accounts         11,294,682          9,693,035
    Inventories                                                        10,059,563         10,316,940
    Income taxes receivable                                                  --              182,627
    Deferred taxes                                                        780,000            685,000
    Prepaid expenses and other current assets                             807,203            673,585
                                                                      -----------        -----------
       Total current assets                                            38,127,015         35,605,884

Furniture and equipment, net of accumulated depreciation               10,457,026         10,246,118

Other assets                                                              405,023            403,948
                                                                      -----------        -----------

Total assets                                                          $48,989,064        $46,255,950
                                                                      ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $ 3,114,873        $ 2,053,079
    Commissions payable                                                   633,296            627,374
    Accrued payroll and related taxes                                     484,664            226,498
    Accrued vacation                                                      191,362            217,097
    Other accrued liabilities                                             271,470            281,662
    Income taxes payable                                                  384,773               --
                                                                      -----------        -----------
       Total current liabilities                                        5,080,438          3,585,710

Deferred rent                                                              52,000             42,250

Deferred taxes                                                            434,000            345,000

Shareholders' equity:
    Common stock                                                       30,998,830         30,998,830
    Retained earnings                                                  12,423,796         11,284,160
                                                                      -----------        -----------
       Total shareholders' equity                                      43,422,626         42,282,990
                                                                      -----------        -----------

Total liabilities and shareholders' equity                            $48,989,064        $46,255,950
                                                                      ===========        ===========



                             See accompanying notes.

                               MACKIE DESIGNS INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                               Three months ended
                                                                   March 31,
                                                        ------------------------------
                                                            1997              1996
                                                        ------------      ------------
Net sales                                               $ 16,767,951      $ 19,504,089
Cost of goods sold                                        10,376,833        11,719,639
                                                        ------------      ------------
Gross profit                                               6,391,118         7,784,450

Operating expenses:
    Marketing and sales                                    2,307,265         2,592,017
    Administrative                                         1,125,971         1,285,231
    Research and development                               1,462,972           674,179
                                                        ------------      ------------
       Total operating expenses                            4,896,208         4,551,427
                                                        ------------      ------------
Operating income                                           1,494,910         3,233,023

Interest income                                              213,187           216,144
Other income (expense)                                        12,226            (7,061)

                                                        ------------      ------------
Income before income taxes                                 1,701,036         3,461,393

Income tax provision                                         561,400         1,145,900
                                                        ------------      ------------

Net income                                              $  1,139,636      $  2,315,493
                                                        ============      ============

Net income per share                                    $       0.09      $       0.17
                                                        ============      ============

Shares used in computation of net income per share        13,313,118        13,760,524
                                                        ============      ============



                             See accompanying notes.

                               MACKIE DESIGNS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                     Three months ended
                                                                           March 31,
                                                                -----------------------------
                                                                   1997               1996
                                                                -----------       -----------
Net cash provided by operating activities                       $ 2,062,801       $ 1,948,288

INVESTING ACTIVITIES
    Purchases of marketable securities                           (9,067,996)       (6,270,499)
    Proceeds from sale of marketable securities                   7,322,094         9,303,832
    Purchases of furniture and equipment                           (931,931)       (1,416,522)
    Proceeds from asset dispositions                                 --                64,031
                                                                -----------       -----------
       Net cash provided by (used in) investing activities       (2,677,833)        1,680,842


FINANCING ACTIVITIES                                                 --                --
                                                                -----------       -----------
Net increase (decrease) in cash and cash equivalents               (615,032)        3,629,130

Cash and cash equivalents at beginning of period                  2,366,184         3,857,185
                                                                -----------       -----------

Cash and cash equivalents at end of period                      $ 1,751,152       $ 7,486,315
                                                                ===========       ===========

SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes                                      $    --           $    50,500
                                                                ===========       ===========




                             See accompanying notes.

                               MACKIE DESIGNS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Mackie Designs Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.     INVENTORIES

Inventories at March 31, 1997 and December 31, 1996 consisted of the following:

                                        March 31,        December 31,
                                          1997               1996
                                       -----------       -----------
            Raw materials              $ 7,983,284       $ 8,003,941
            Work in process              1,372,298         1,331,199
            Finished goods                 703,981           981,800
                                       -----------       -----------
                                       $10,059,563       $10,316,940
                                       ===========       ===========

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

The Company derives its operating revenue from worldwide sales of audio mixers and other professional audio equipment. Sales outside the U.S. account for a significant portion of the Company's total sales. International sales volumes have historically been affected by foreign currency fluctuations relative to the U.S. dollar. The Company prices its products in U.S. dollars worldwide. When weaknesses of local currencies have made the Company's products more expensive, sales to those countries have declined.

The Company's gross margins are also affected by its international sales. Typically, gross margins from exported products are lower than from those sold in the U.S. due to discounts offered to the Company's foreign distributors. These discounts are given because the foreign distributor typically incurs certain expenses, including technical support, product service and in-country advertising, that the Company normally incurs for domestic sales. The Company offered its foreign distributors a weighted average discount of approximately 7.7% in 1994, 8.1% in 1995, 12.7% in 1996 and 13.6% in the first quarter of
1997. The increase in discounts is attributable to the fact that the Company increased its discounts to foreign distributors after it terminated the services of its exclusive representative for sales to foreign distributors in 1995 and began supervising international marketing and sales internally. In conjunction with the increase in discounts, the Company also eliminated the commissions it was paying to its international representative. While the Company has eliminated these commissions, the Company has incurred and will continue to incur additional expenses associated with managing the international marketing and sales of its products. This is expected to result in a net decrease in marketing and sales expenses as a percentage of net sales. Sales outside the U.S. represented approximately 36%, 34%, 38% and 41% of the Company's net sales in 1994, 1995, 1996 and the first quarter of 1997, respectively. The Company expects to increase the percentage of sales to its international markets. This trend is expected to have a negative effect on gross margins and a positive effect on marketing and sales expenses as a percentage of net sales.

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


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 AS COMPARED WITH QUARTER ENDED MARCH 31, 1996

Net sales decreased 14.0% to $16.8 million in the first quarter of 1997 from $19.5 million in the first quarter of 1996. The decrease in sales was primarily attributable to a decrease in sales in the 8oBus Series mixers. Sales of the 8oBus Series mixers decreased to 16% of net sales for the first quarter of 1997 from 31% in the first quarter of 1996. Sales outside the United States increased to 41% of the Company's total net sales in the first quarter of 1997 from 36% in the first quarter of 1996 primarily due to a larger percentage decline in domestic sales than international sales.

Gross margin decreased to 38.1% in the first quarter of 1997 from 39.9% in the first quarter of 1996. The decrease in gross margin percentage was due to startup costs associated with initial production of the SR40o8 and the FR Series(TM) power amplifiers, both of which were shipped in significant quantities for the first time in the first quarter of 1997. Additionally, the gross margin decreased due to labor and overhead inefficiencies caused by a lower than anticipated sales volume in the first quarter of 1997, and also due to a higher weighted average discount offered to foreign distributors.

Marketing and sales expenses decreased to $2.3 million in the first quarter of 1997 from $2.6 million in the corresponding period of 1996. This decrease was due primarily to lower commission payments to independent representatives' caused by the decrease in net sales. As a percentage of net sales, marketing and sales expenses increased to 13.8% in the first quarter of 1997 from 13.3% in the corresponding period of 1996 due to the application of fixed marketing and sales expenses over a lower revenue base.

Administrative expenses decreased to $1.1 million for the first quarter of 1997 from $1.3 million for the corresponding period of 1996. The decrease was due primarily to a reallocation of rent expense from administrative expenses to manufacturing overhead as additional space was utilized in the manufacturing process. As a percentage of net sales, these expenses increased to 6.7% in the first quarter of 1997 from 6.6% in the corresponding period of 1996.

Research and development expenses increased to $1.5 million in the first quarter of 1997 from $674,000 in the corresponding period of 1996. As a percentage of net sales, these expenses increased to 8.7% in the first quarter of 1997 from 3.5% in the corresponding period of 1996. The increase was due primarily to increases in R&D staff and expenditures as the Company expands its product line into other pro-audio categories.

Interest income decreased slightly to $213,000 in the first quarter of 1997 compared with $216,000 in the first quarter of 1996 due to a slightly lower average cash balance. Other expense of $7,000 in the first quarter of 1997 (compared with other income of $12,000 in the first quarter of 1996) resulted from the disposition of capital equipment.

The provision for income taxes for the first quarter of 1997 of $561,000 is based upon an expected overall effective rate for 1997 of 33.0%. The provision for income taxes for the first quarter of 1996 of $1,146,000 was based upon an expected overall effective rate for 1996 of 33.1%. The decrease in the expected overall effective rate in 1997 compared with 1996 is due to the increased benefit provided by the Company's foreign sales corporation.


LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1997, the Company's operating activities generated cash of $2.1 million. Accounts receivable, net of allowances, increased to $11.3 million at March 31, 1997 from $9.7 million at December 31, 1996 due to an increase in days' sales outstanding. Inventory levels decreased slightly to $10.1 million at March 31, 1997 from $10.3 million at December 31, 1996. Net cash used by investing activities totaled $2.7 million during this period, attributable to net purchases of marketable securities of $1.8 million and net purchases of furniture and equipment of $900,000.

In November 1995, the Company entered into a business loan agreement with a bank. The agreement provides three credit facilities to the Company including a $5.0 million unsecured line of credit to finance any unexpected working capital requirements. The line of credit bears interest at the bank's prime rate or at a specified IBOR rate plus 1.5%, whichever the Company chooses. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility such as interest rate, repayment period and collateral will be determined at the time advances are made to the Company. The Company also has a $1.75 million line of credit for the purchase of foreign exchange contracts. There were no borrowings outstanding on any of the bank credit facilities at March 31, 1997. These credit facilities expire October 31, 1997. Under the terms of the business loan agreement, the Company must maintain certain financial ratios and tangible net worth. The Company is in compliance with all such covenants. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. The agreement also imposes an annual capital expenditure limit of $10 million.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.                        Description
         -----------                        -----------
              11                    Computation of Net Income Per Share

     (b) Reports on Form 8-K
         -------------------
         The Company filed no reports on Form 8-K during the first quarter of 1997.

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



                                   MACKIE DESIGNS INC.
                                   --------------------------------------------
                                   (Registrant)


Dated:  May 12, 1997         By:   /s/ GREG C. MACKIE
                                   --------------------------------------------
                                   Greg C. Mackie
                                   President and Chief Executive Officer


Dated:  May 12, 1997         By:   /s/ ROY. D. WEMYSS
                                   --------------------------------------------
                                   Roy. D. Wemyss
                                   Chief Operating Officer and Acting Chief
                                   Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                    Description                              Location
-----------                    -----------                              --------

   11               Computation of Net Income Per Share                 Page 13

   27               Financial Data Schedule