Form 10-Q
period 1997-06-30
MACKIE DESIGNS INC
filed 1997-08-13
CIK 946815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


                                       or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________


Commission File Number: 0-26524


                              MACKIE DESIGNS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           WASHINGTON                                    91-1432133
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


16220 WOOD-RED ROAD, N.E., WOODINVILLE, WASHINGTON               98072
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                  12,810,000
--------------------------                         ----------------------------
          Class                                    Number of Shares Outstanding
                                                     (as of August 12, 1997)

                               MACKIE DESIGNS INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997


                                      INDEX

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance sheets - June 30, 1997 and December 31, 1996

           Statements of income - Three months and six months ended June 30, 1997 and 1996

           Condensed statements of cash flows - Six months ended June 30, 1997 and 1996

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

  Item 3.  Defaults Upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MACKIE DESIGNS INC.
                                 BALANCE SHEETS


                                                       June 30,     December 31,
                                                         1997          1996
                                                      -----------    -----------
                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                          $ 3,259,494    $ 2,366,184
   Marketable securities                               11,460,440     11,688,513
   Accounts receivable, less allowance for
    doubtful accounts                                  11,649,072      9,693,035
   Inventories                                         11,877,761     10,316,940
   Income taxes receivable                                   --          182,627
   Deferred taxes                                         706,000        685,000
   Prepaid expenses and other current assets              831,364        673,585
                                                      -----------    -----------
      Total current assets                             39,784,131     35,605,884

Furniture and equipment, net of
  accumulated depreciation                             10,458,978     10,246,118

Other assets                                              412,299        403,948
                                                      -----------    -----------

Total assets                                          $50,655,408    $46,255,950
                                                      ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $ 3,953,883    $ 2,053,079
   Commissions payable                                    729,089        627,374
   Accrued payroll and related taxes                      521,200        226,498
   Accrued vacation                                       316,465        217,097
   Other accrued liabilities                              435,991        461,662
   Income taxes payable                                    24,873           --
                                                      -----------    -----------
      Total current liabilities                         5,981,501      3,585,710

Deferred rent                                              61,750         42,250

Deferred taxes                                            526,000        345,000

Shareholders' equity:
   Common stock                                        30,248,830     30,998,830
   Retained earnings                                   13,837,327     11,284,160
                                                      -----------    -----------
      Total shareholders' equity                       44,086,157     42,282,990
                                                      -----------    -----------

Total liabilities and shareholders' equity            $50,655,408    $46,255,950
                                                      ===========    ===========




                             See accompanying notes.

                               MACKIE DESIGNS INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                           Three months ended            Six months ended
                                                June 30,                     June 30,
                                   ---------------------------    ----------------------------
                                       1997           1996            1997            1996
                                   ------------   ------------    ------------    ------------
Net sales                          $ 18,684,389   $ 20,778,657    $ 35,452,340    $ 40,282,746
Cost of goods sold                   11,562,558     12,785,456      21,939,391      24,505,095
                                   ------------   ------------    ------------    ------------
Gross profit                          7,121,831      7,993,201      13,512,949      15,777,651

Operating expenses:
   Marketing and sales                2,561,303      2,378,968       4,868,568       4,970,985
   Administrative                     1,188,684      1,336,533       2,314,655       2,621,764
   Research and development           1,470,931        824,159       2,933,903       1,498,338
                                   ------------   ------------    ------------    ------------
      Total operating expenses        5,220,918      4,539,660      10,117,126       9,091,087
                                   ------------   ------------    ------------    ------------
Operating income                      1,900,913      3,453,541       3,395,823       6,686,564

Interest income                         208,718        221,444         421,905         437,588
Interest expense                           --             --              --              --
Other expense                              --          (23,330)         (7,061)        (11,104)
                                   ------------   ------------    ------------    ------------
Income before income taxes            2,109,631      3,651,655       3,810,667       7,113,048

Income tax provision                    696,100      1,208,700       1,257,500       2,354,600
                                   ------------   ------------    ------------    ------------

Net income                         $  1,413,531   $  2,442,955    $  2,553,167    $  4,758,448
                                   ============   ============    ============    ============

Net income per share               $       0.10   $       0.18    $       0.19    $       0.34
                                   ============   ============    ============    ============

Shares used in computation of net
    income per share                 13,646,504     13,876,934      13,591,454      13,839,073
                                   ============   ============    ============    ============










                             See accompanying notes.

                               MACKIE DESIGNS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Six months ended
                                                                     June 30,
                                                           ----------------------------
                                                               1997            1996
                                                           ------------    ------------
Net cash provided by operating activities                  $  3,096,057    $  5,953,763

INVESTING ACTIVITIES
   Purchases of marketable securities                       (17,800,334)    (25,302,950)
   Proceeds from sale of marketable securities               18,028,407      24,097,450
   Purchases of furniture and equipment                      (1,680,820)     (4,876,748)
   Proceeds from asset dispositions                                --            86,630
                                                           ------------    ------------
      Net cash used in investing activities                  (1,452,747)     (5,995,618)

FINANCING ACTIVITIES
   Repurchase and retirement of common stock                   (750,000)           --
   Net proceeds from exercise of stock options                     --            55,500
                                                           ------------    ------------
      Net cash provided by (used in) financing activities      (750,000)         55,500
                                                           ------------    ------------

Net increase (decrease) in cash and cash equivalents            893,310          13,645

Cash and cash equivalents at beginning of period              2,366,184       3,857,185
                                                           ------------    ------------

Cash and cash equivalents at end of period                 $  3,259,494    $  3,870,830
                                                           ============    ============
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes                                 $    890,000    $  1,630,000
                                                           ============    ============











                             See accompanying notes.

                               MACKIE DESIGNS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Mackie Designs Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.     INVENTORIES

Inventories at June 30, 1997 and December 31, 1996 consisted of the following:

                                                June 30,     December 31,
                                                  1997          1996
                                              -----------   -----------
     Raw materials                            $ 9,133,101   $ 8,003,941
     Work in process                            2,139,504     1,331,199
     Finished goods                               605,156       981,800
                                              -----------   -----------
                                              $11,877,761   $10,316,940
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

The Company's gross margins are also affected by its international sales. Typically, gross margins from exported products are lower than from those sold in the U.S. due to discounts offered to the Company's foreign distributors. These discounts are given because the foreign distributor typically incurs certain expenses, including technical support, product service and in-country advertising, that the Company normally incurs for domestic sales. The Company offered its foreign distributors a weighted average discount of approximately 7.7% in 1994, 8.1% in 1995, 12.7% in 1996 and 13.7% in the first six months of
1997. The increase in discounts is attributable to the fact that the Company increased its discounts to foreign distributors after it terminated the services of its exclusive representative for sales to foreign distributors in 1995 and began supervising international marketing and sales internally. In conjunction with the increase in discounts, the Company also eliminated the commissions it was paying to its international representative. While the Company has eliminated these commissions, the Company has incurred and will continue to incur additional expenses associated with managing the international marketing and sales of its products. This is expected to result in a net decrease in marketing and sales expenses as a percentage of net sales. Sales outside the U.S. represented approximately 36%, 34%, 38% and 39% of the Company's net sales in 1994, 1995, 1996 and the first six months of 1997, respectively. The Company expects to increase the percentage of sales to its international markets. This trend is expected to have a negative effect on gross margins and a positive effect on marketing and sales expenses as a percentage of net sales.

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


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 AS COMPARED WITH QUARTER ENDED JUNE 30, 1996

Net sales decreased 10.1% to $18.7 million in the second quarter of 1997 from $20.8 million in the second quarter of 1996. The decrease in sales was primarily attributable to a decrease in sales in two mixer product lines, the 8oBus Series mixers and compact mixers, partially offset by sales from a new product line, the FR Series(TM) power amplifier. Sales of the 8oBus Series mixers decreased to 15% of net sales for the second quarter of 1997 from 24% in the second quarter of 1996. Sales of compact mixers decreased to 51% of net sales for the second quarter of 1997 from 55% in the second quarter of 1996. Sales of FR Series(TM) power amplifiers, the Company's first non-mixer related product which became available in December 1996, accounted for 13% of net sales for the second quarter of 1997. Sales outside the United States were 37% of the Company's total net sales in the second quarter of 1997 compared with 37% in the second quarter of 1996.

Gross margin decreased to 38.1% in the second quarter of 1997 from 38.5% in the second quarter of 1996. The decrease in gross margin percentage was due to labor and overhead inefficiencies caused by a lower than anticipated sales volume in the second quarter of 1997, and also due to a higher weighted average discount offered to foreign distributors.

Marketing and sales expenses increased to $2.6 million in the second quarter of 1997 from $2.4 million in the corresponding period of 1996. This increase was due primarily to increased advertising expenses, partially offset by lower commission payments to independent representatives. As a percentage of net sales, marketing and sales expenses increased to 13.7% in the second quarter of 1997 from 11.4% in the corresponding period of 1996 due to the application of fixed marketing and sales expenses over a lower revenue base.

Administrative expenses decreased to $1.2 million for the second quarter of 1997 from $1.3 million for the corresponding period of 1996. The decrease was due primarily to a reallocation of rent expense from administrative expenses to manufacturing overhead as additional space was utilized in the manufacturing process. As a percentage of net sales, these expenses were 6.4% in the second quarter of 1997 compared with 6.4% in the corresponding period of 1996.

Research and development expenses increased to $1.5 million in the second quarter of 1997 from $824,000 in the corresponding period of 1996. As a percentage of net sales, these expenses increased to 7.9% in the second quarter of 1997 from 4.0% in the corresponding period of 1996. The increase was due primarily to increases in R&D staff and expenditures as the Company expands its product line into other pro-audio categories.

Interest income decreased slightly to $209,000 in the second quarter of 1997 compared with $221,000 in the second quarter of 1996 due to a slightly lower average cash balance.

The provision for income taxes for the second quarter of 1997 of $696,000 is based upon an expected overall effective rate for 1997 of 33.0%. The provision for income taxes for the second quarter of 1996 of $1,209,000 was based upon an expected overall effective rate for 1996 of 33.1%. The decrease in the expected overall effective rate in 1997 compared with 1996 is due to the increased benefit provided by the Company's foreign sales corporation.


SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

Net sales decreased 12.0% to $35.5 million in the first six months of 1997 from $40.3 million in the first six months of 1996. The decrease in sales was primarily attributable to a decrease in sales in two mixer product lines, the 8oBus Series mixers and compact mixers, partially offset by sales from a new product line, the FR Series(TM) power amplifier. Sales of the 8oBus Series mixers decreased to 16% of net sales for the first six months of 1997 from 28% in the first six months of 1996. Sales of compact mixers were 51% of net sales for the first six months of 1997 compared with 50% in the first six months of 1996. Sales of FR Series(TM) power amplifiers, the Company's first non-mixer related product which became available in December 1996, accounted for 10% of net sales for the first six months of 1997. Sales outside the United States were 39% of the Company's total net sales in the first six months of 1997 compared with 37% in the first six months of 1996.

Gross margin decreased to 38.1% in the first six months of 1997 from 39.2% in the first six months of 1996. The decrease in gross margin percentage was due to startup costs associated with initial production of the SR40o8 and the FR Series(TM) power amplifier, both of which were shipped in significant quantities for the first time in the first quarter of 1997. Additionally, the gross margin decreased due to labor and overhead inefficiencies caused by a lower than anticipated sales volume in the six months of 1997, and also due to a higher weighted average discount offered to foreign distributors.

Marketing and sales expenses decreased to $4.9 million in the first six months of 1997 from $5.0 million in the corresponding period of 1996. This decrease was due primarily to lower commission payments to independent representatives caused by the decrease in net sales, partially offset by increased wages and advertising expenses. As a percentage of net sales, marketing and sales expenses increased to 13.7% in the first six months of 1997 from 12.3% in the corresponding period of 1996 due to the application of fixed marketing and sales expenses over a lower revenue base.

Administrative expenses decreased to $2.3 million for the first six months of 1997 from $2.6 million for the corresponding period of 1996. The decrease was due primarily to a reallocation of rent expense from administrative expenses to manufacturing overhead as additional space was utilized in the manufacturing process. As a percentage of net sales, these expenses were 6.5% in the first six months of 1997 compared with 6.5% in the corresponding period of 1996.

Research and development expenses increased to $2.9 million in the first six months of 1997 from $1.5 million in the corresponding period of 1996. As a percentage of net sales, these expenses increased to 8.3% in the first six months of 1997 from 3.7% in the corresponding period of 1996. The increase was due primarily to increases in R&D staff and expenditures as the Company expands its product line into other pro-audio categories.

Interest income decreased slightly to $422,000 in the first six months of 1997 compared with $438,000 in the first six months of 1996 due to a slightly lower average cash balance.

The provision for income taxes for the first six months of 1997 of $1,258,000 is based upon an expected overall effective rate for 1997 of 33.0%. The provision for income taxes for the first six months of 1996 of $2,355,000 was based upon an expected overall effective rate for 1996 of 33.1%. The decrease in the expected overall effective rate in 1997 compared with 1996 is due to the increased benefit provided by the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1997, the Company's operating activities generated cash of $3.1 million. Accounts receivable, net of allowances, increased to $11.6 million at June 30, 1997 from $9.7 million at December 31, 1996 due to an increase in days' sales outstanding and an increase in net sales in the second quarter of 1997 compared with the fourth quarter of 1996. Inventory levels increased to $11.9 million at June 30, 1997 from $10.3 million at December 31, 1996 due to increased inventory quantities for new products and an inventory build-up related to increased sales in the second quarter of 1997 compared with the fourth quarter of 1996. Net cash used by investing activities totaled $1.5 million during this period, attributable to net purchases of furniture and equipment of $1.7 million and net sales of marketable securities of $0.2 million. During this same period, the Company repurchased 100,000 shares of its own stock at a total cost of $750,000.

In November 1995, the Company entered into a business loan agreement with a bank. The agreement provides three credit facilities to the Company including a $5.0 million unsecured line of credit to finance any unexpected working capital requirements. The line of credit bears interest at the bank's prime rate or at a specified IBOR rate plus 1.5%, whichever the Company chooses. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility such as interest rate, repayment period and collateral will be determined at the time advances are made to the Company. The Company also has a $1.75 million line of credit for the purchase of foreign exchange contracts. There were no borrowings outstanding on any of the bank credit facilities at June 30, 1997. These credit facilities expire October 31, 1997. Under the terms of the business loan agreement, the Company must maintain certain financial ratios and tangible net worth. The Company is in compliance with all such covenants. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. The agreement also imposes an annual capital expenditure limit of $10 million.

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In June 1997, the Company filed a lawsuit against certain parties, including one of the Company's major competitors and a major dealer of the Company's products, alleging infringement of it intellectual property rights. Defendants include Behringer Spezielle Studio-Technick GmbH, Ulrich Bernard Behringer, Sam Ash Music Corporation, Samson Technologies, Richard Ash and Scott Goodman. The suit claims damages in the amount of $327 million. The outcome of the suit cannot be determined at this time. Related to this lawsuit, the Company has been advised that legal proceedings against the Company have commenced in Germany. As of August 12, 1997, no legal process has been served on the Company.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Shareholders held on April 30, 1997, the following proposals were adopted by the votes indicated:

    1. To elect the following nominees as Class 2 Directors to hold office for a three-year term and until their successors are duly elected and qualified:

                                                        Number of Shares
                                               ---------------------------------
                                                     For             Withheld
                                               --------------     --------------
           Raymond B. Ferguson                   12,089,440             12,564
           C. Marcus Sorenson                    12,089,840             12,164


    2.  To approve the Company's Amended and Restated 1995 Stock Option Plan:

           For                                  11,852,287
           Against                                  36,679
           Abstain                                 163,349
           Broker Non-votes                         49,689


    3. To ratify the selection of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 1997:

           For                                  12,090,222
           Against                                   2,830
           Abstain                                   8,951

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        Exhibit No.    Description
        -----------    -----------

           10.1        Employment Agreement dated April 28, 1997 between
                        Roy D. Wemyss and the Company

           10.2        Employment Agreement dated April 28, 1997 between Patric
                        Wiesmann and the Company

           10.3        Employment Agreement dated May 19, 1997 between
                        William A. Garrard and the Company

           10.4        Employment Agreement dated June 20, 1997 between
                        Robert May and the Company

           11          Computation of Net Income Per Share

           27          Financial Data Schedule

    (b) Reports on Form 8-K

        The Company filed no reports on Form 8-K during the second quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MACKIE DESIGNS INC.
                                          ------------------------------------
                                          (Registrant)


Dated:  August 12, 1997              By:  /s/ Greg C. Mackie
                                          ------------------------------------
                                          Greg C. Mackie
                                          President and Chief Executive
                                          Officer
                                          (Principal Executive Officer)


Dated:  August 12, 1997              By:  /s/ William A. Garrard
                                          ------------------------------------
                                          William A. Garrard
                                          Vice President, Finance and Chief
                                          Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                  EXHIBIT INDEX


 Exhibit No.                       Description                         Location
 -----------                       -----------                         --------
      10.1      Employment Agreement dated April 28, 1997 between       Page 15
                Roy D. Wemyss and the Company


      10.2      Employment Agreement dated April 28, 1997 between       Page 22
                Patric Wiesmann and the Company


      10.3      Employment Agreement dated May 19, 1997 between         Page 28
                William A. Garrard and the Company


      10.4      Employment Agreement dated June 20, 1997 between        Page 34
                Robert May and Garrard and the Company


      11        Computation of Net Income Per Share                     Page 40

      27        Financial Data Schedule