Form 10-Q
period 1997-09-30
MACKIE DESIGNS INC
filed 1997-11-13
CIK 946815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________________ to _________________

Commission File Number:  0-26524
                        -------------------------------------------------------

                               MACKIE DESIGNS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Washington                                            91-1432133
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

16220 Wood-Red Road, N.E., Woodinville, Washington                  98072
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (206) 487-4333
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                ----        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                              12,763,650
----------------------------                   ----------------------------
     Class                                     Number of Shares Outstanding
                                                 (as of November 12, 1997)

                               MACKIE DESIGNS INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance sheets - September 30, 1997 and December 31, 1996

               Statements of income - Three months and nine months ended September 30, 1997 and 1996

               Condensed statements of cash flows - Nine months ended September 30, 1997 and 1996

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MACKIE DESIGNS INC.
                                 BALANCE SHEETS


                                                                              September 30,       December 31,
                                                                                  1997               1996
                                                                              (Unaudited)
                                                                              ------------        ------------

ASSETS
Current assets:
   Cash and cash equivalents                                                  $  1,119,372        $  2,366,184
   Marketable securities                                                        10,463,213          11,688,513
   Accounts receivable, less allowance for doubtful accounts                    14,425,971           9,693,035
   Inventories                                                                  15,819,757          10,316,940
   Income taxes receivable                                                              --             182,627
   Deferred taxes                                                                  865,000             685,000
   Prepaid expenses and other current assets                                     1,048,243             673,585
                                                                              ------------        ------------
       Total current assets                                                     43,741,556          35,605,884

Furniture and equipment, net of accumulated depreciation                        10,374,866          10,246,118

Other assets                                                                       413,871             403,948
                                                                              ------------        ------------
Total assets                                                                  $ 54,530,293        $ 46,255,950
                                                                              ------------        ------------
                                                                              ------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $  4,634,041        $  2,053,079
   Commissions payable                                                             781,374             627,374
   Accrued payroll and related taxes                                               624,651             226,498
   Accrued vacation                                                                356,456             217,097
   Other accrued liabilities                                                       749,657             461,662
   Income taxes payable                                                            818,573                  --
                                                                              ------------        ------------
       Total current liabilities                                                 7,964,752           3,585,710

Deferred rent                                                                       71,500              42,250

Deferred taxes                                                                     627,000             345,000

Shareholders' equity:
   Common stock                                                                 30,211,693          30,998,830
   Retained earnings                                                            15,655,348          11,284,160
                                                                              ------------        ------------
       Total shareholders' equity                                               45,867,041          42,282,990
                                                                              ------------        ------------
Total liabilities and shareholders' equity                                    $ 54,530,293        $ 46,255,950
                                                                              ------------        ------------
                                                                              ------------        ------------


                             SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       Three months ended                      Nine months ended
                                                          September 30,                          September 30,
                                                ---------------------------------        --------------------------------
                                                    1997                1996                1997                1996
                                                 -----------         -----------         -----------         -----------
Net sales                                        $21,595,485         $16,092,600         $57,048,825         $56,375,346
Cost of goods sold                                13,745,739          10,114,319          35,685,130          34,619,414
                                                 -----------         -----------         -----------         -----------
Gross profit                                       7,849,746           5,978,281          21,362,695          21,755,932

Operating expenses:
   Marketing and sales                             2,587,487           2,103,320           7,456,055           7,074,305
   Administrative                                  1,371,567           1,212,040           3,686,222           3,833,804
   Research and development                        1,458,759             878,649           4,392,662           2,376,987
                                                 -----------         -----------         -----------         -----------
       Total operating expenses                    5,417,813           4,194,009          15,534,939          13,285,096
                                                 -----------         -----------         -----------         -----------
Operating income                                   2,431,933           1,784,272           5,827,756           8,470,836

Interest income                                      202,788             228,348             624,693             665,936
Other expense                                             --                  --              (7,061)            (11,104)
                                                 -----------         -----------         -----------         -----------
Income before income taxes                         2,634,721           2,012,620           6,445,388           9,125,668

Income tax provision                                 816,700             666,300           2,074,200           3,020,900
                                                 -----------         -----------         -----------         -----------

Net income                                       $ 1,818,021         $ 1,346,320         $ 4,371,188         $ 6,104,768
                                                 -----------         -----------         -----------         -----------
                                                 -----------         -----------         -----------         -----------

Net income per share                             $      0.13             $  0.10         $      0.32         $      0.44
                                                 -----------         -----------         -----------         -----------
                                                 -----------         -----------         -----------         -----------
Shares used in computation of net
   income per share                               13,756,879          13,657,660          13,728,135          13,765,022
                                                 -----------         -----------         -----------         -----------
                                                 -----------         -----------         -----------         -----------


                             SEE ACCOMPANYING NOTES.

                              MACKIE DESIGNS INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                     Nine months ended
                                                                                       September 30,
                                                                              --------------------------------
                                                                                   1997               1996
                                                                              ------------        ------------
OPERATING ACTIVITIES
  Net income                                                                  $  4,371,188        $  6,104,768
  Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                          2,340,650           1,611,246
          Loss on asset dispositions                                                    --              11,104
          Deferred income taxes                                                    102,000            (168,000)
          Changes in operating assets and liabilities:
             Increase in accounts receivable                                    (4,732,936)         (1,359,973)
             Increase in inventory                                              (5,502,817)         (2,760,760)
             Decrease in income taxes receivable                                        --             118,773
             Increase in prepaid expenses and other assets                        (374,658)           (234,788)
             Increase in other assets                                              (59,927)           (300,559)
             Increase in accounts payable and accrued expenses                   3,406,469           2,539,627
             Increase (decrease) in commissions payable                            154,000             (67,017)
             Increase in income taxes payable                                    1,001,200              --
             Increase in deferred rent                                              29,250              32,500
                                                                               ------------        ------------
      Net cash provided by operating activities                                    734,419           5,526,921

INVESTING ACTIVITIES
        Purchases of marketable securities                                     (25,035,828)        (36,858,145)
        Proceeds from sale of marketable securities                             26,261,128          36,638,594
        Purchases of furniture and equipment                                    (2,419,394)         (6,527,120)
        Proceeds from asset dispositions                                                --              86,630
                                                                              ------------        ------------
          Net cash used in investing activities                                 (1,194,094)         (6,660,041)

FINANCING ACTIVITIES
      Repurchase and retirement of common stock                                   (936,825)             --
      Net proceeds from exercise of stock options                                  149,688              55,500
                                                                              ------------        ------------
          Net cash provided by (used in) financing activities                     (787,137)             55,500
                                                                              ------------        ------------

Net decrease in cash and cash equivalents                                       (1,246,812)         (1,077,620)

Cash and cash equivalents at beginning of period                                 2,366,184           3,857,185
                                                                              ------------        ------------

Cash and cash equivalents at end of period                                    $  1,119,372        $  2,779,565
                                                                              ------------        ------------
                                                                              ------------        ------------

SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes                                                    $     81,000        $  1,389,627
                                                                              ------------        ------------
                                                                              ------------        ------------


                             SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Mackie Designs Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.   INVENTORIES

Inventories at September 30, 1997 and December 31, 1996 consisted of the following:

                                     September 30,        December 31,
                                          1997                1996
                                     -------------        ------------
          Raw materials              $  10,856,925        $  8,003,941
          Work in process                2,781,259           1,331,199
          Finished goods                 2,181,573             981,800
                                     -------------        ------------
                                     $  15,819,757        $ 10,316,940
                                     -------------        ------------
                                     -------------        ------------

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

The Company's gross margins are also affected by its international sales. Typically, gross margins from exported products are lower than from those sold in the U.S. due to discounts offered to the Company's foreign distributors. These discounts are given because the foreign distributor typically incurs certain expenses, including technical support, product service and in-country advertising, that the Company normally incurs for domestic sales. The Company offered its foreign distributors a weighted average discount of approximately 7.7% in 1994, 8.1% in 1995, 12.7% in 1996 and 14.7% in the first nine months of
1997. The increase in discounts is attributable to the fact that the Company increased its discounts to foreign distributors after it terminated the services of its exclusive representative for sales to foreign distributors in 1995 and began supervising international marketing and sales internally. The increase in discounts in 1997 is also attributable to additional discounts offered on certain products. In conjunction with the increase in discounts, the Company also eliminated the commissions it was paying to its international representative. While the Company has eliminated these commissions, the Company has incurred and will continue to incur additional expenses associated with managing the international marketing and sales of its products. This is expected to result in a net decrease in marketing and sales expenses as a percentage of net sales. Sales outside the U.S. represented approximately 36%, 34%, 38% and 39% of the Company's net sales in 1994, 1995, 1996 and the first nine months of 1997, respectively. The Company expects to increase the percentage of sales to its international markets. This trend is expected to have a negative effect on gross margins and a positive effect on marketing and sales expenses as a percentage of net sales.

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


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 AS COMPARED WITH QUARTER ENDED
SEPTEMBER 30, 1996

Net sales increased 34.2% to $21.6 million in the third quarter of 1997 from $16.1 million in the third quarter of 1996. The increase in sales was primarily attributable to sales from new products: the SR40-8, FR Series-TM- power amplifiers and the HR824 active studio monitor. Sales of the SR40-8 (which became available in December 1996), FR Series-TM- power amplifiers (which became available in December 1996) and the HR824 active studio monitor (which became available in August 1997) accounted for 26% of net sales for the third quarter of 1997. Sales outside the United States were 39% of the Company's total net sales in the third quarter of 1997 compared with 37% in the third quarter of 1996.

Gross margin decreased to 36.3% in the third quarter of 1997 from 37.1% in the third quarter of 1996. The gross margin percentage decreased due to a higher weighted average discount offered to foreign distributors. Additionally, the decrease in gross margin percentage was due to a difference in product mix for the third quarter of 1997 compared with the third quarter of 1996 as sales of certain product lines provided lower gross margins than other product lines.

Marketing and sales expenses increased to $2.6 million in the third quarter of 1997 from $2.1 million in the corresponding period of 1996. This increase was due primarily to increased marketing and sales staff, increased advertising expenses and increased commission payments to independent representatives. As a percentage of net sales, marketing and sales expenses decreased to 12.0% in the third quarter of 1997 from 13.1% in the corresponding period of 1996 due to the application of fixed marketing and sales expenses over a higher revenue base.

Administrative expenses increased to $1.4 million for the third quarter of 1997 from $1.2 million for the corresponding period of 1996. This increase was due primarily to an increase in expenditures related to the Company's increased business volume, partially offset by a reallocation of rent expense from administrative expenses to manufacturing overhead as additional space was utilized in the manufacturing process. As a percentage of net sales, these expenses were 6.4% in the third quarter of 1997 compared with 7.5% in the corresponding period of 1996.

Research and development expenses increased to $1.5 million in the third quarter of 1997 from $879,000 in the corresponding period of 1996. As a percentage of net sales, these expenses increased to 6.8% in the third quarter of 1997 from 5.5% in the corresponding period of 1996. This increase was due primarily to increases in R&D staff and expenditures as the Company expands its product line into other pro-audio categories.

Interest income decreased to $203,000 in the third quarter of 1997 compared with $228,000 in the third quarter of 1996 due to a lower average cash balance.

The provision for income taxes for the third quarter of 1997 of $817,000 is based upon an expected overall effective rate for 1997 of 32%. The provision for income taxes for the third quarter of 1996 of $666,000 was based upon an expected overall effective rate for 1996 of 33%. The decrease in the expected overall effective rate in 1997 compared with 1996 is due to the increased benefits provided by the Company's foreign sales corporation and the research and development tax credit.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

Net sales increased 1.2% to $57.0 million in the first nine months of 1997 from $56.4 million in the first nine months of 1996. The increase in sales was primarily attributable to sales from new products (the SR40-8, FR Series-TM-power amplifiers and the HR824 active studio monitor), partially offset by a decrease in sales in two mixer product lines (the 8-Bus Series mixers and compact mixers). Sales of the SR40-8 (which became available in December 1996), FR Series-TM- power amplifiers (which became available in December 1996) and the HR824 active studio monitor (which became available in August 1997) accounted for 19% of net sales for the first nine months of 1997. Sales of the 8-Bus Series mixers decreased to 16% of net sales for the first nine months of 1997 from 26% in the first nine months of 1996. Sales of compact mixers were 48% of net sales for the first nine months of 1997 compared with 52% in the first nine months of 1996. Sales outside the United States were 39% of the Company's total net sales in the first nine months of 1997 compared with 37% in the first nine months of 1996.

Gross margin decreased to 37.4% in the first nine months of 1997 from 38.6% in the first nine months of 1996. The decrease in gross margin percentage was due to startup costs associated with initial production of the SR40-8 and the FR Series-TM- power amplifier, both of which were shipped in significant quantities for the first time in the first quarter of 1997. The gross margin percentage decrease was also due to a higher weighted average discount offered to foreign distributors. Additionally, the decrease in gross margin percentage was due to a difference in product mix for the first nine months of 1997 compared with the first nine months of 1996 as sales of certain product lines provided lower gross margins than other product lines.

Marketing and sales expenses increased to $7.5 million in the first nine months of 1997 from $7.1 million in the corresponding period of 1996. This increase was due primarily to increased marketing and sales staff and increased advertising expenses. As a percentage of net sales, marketing and sales expenses increased to 13.1% in the first nine months of 1997 from 12.5% in the corresponding period of 1996.

Administrative expenses decreased to $3.7 million for the first nine months of 1997 from $3.8 million for the corresponding period of 1996. This decrease was due primarily to a reallocation of rent expense from administrative expenses to manufacturing overhead as additional space was utilized in the manufacturing process, partially offset by an increase in various other expenditures related to the Company's increased business activity. As a percentage of net sales, these expenses were 6.5% in the first nine months of 1997 compared with 6.8% in the corresponding period of 1996.

Research and development expenses increased to $4.4 million in the first nine months of 1997 from $2.4 million in the corresponding period of 1996. As a percentage of net sales, these expenses increased to 7.7% in the first nine months of 1997 from 4.2% in the corresponding period of 1996. This increase was due primarily to increases in R&D staff and expenditures as the Company expands its product line into other pro-audio categories.

Interest income decreased slightly to $625,000 in the first nine months of 1997 compared with $666,000 in the first nine months of 1996 due to a lower average cash balance.

The provision for income taxes for the first nine months of 1997 of $2,074,000 is based upon an expected overall effective rate for 1997 of 32%. The provision for income taxes for the first nine months of 1996 of $2,355,000 was based upon an expected overall effective rate for 1996 of 33%. The decrease in the expected overall effective rate in 1997 compared with 1996 is due to the increased benefits provided by the Company's foreign sales corporation and the research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, the Company's operating activities generated cash of $734,000. Accounts receivable, net of allowances, increased to $14.4 million at September 30, 1997 from $9.7 million at December 31, 1996 due to an increase in days' sales outstanding and an increase in net sales in the third quarter of 1997 compared with the fourth quarter of 1996. Inventory levels increased to $15.8 million at September 30, 1997 from $10.3 million at December 31, 1996 due to increased inventory quantities for new products and an inventory build-up related to increased sales in the third quarter of 1997 compared with the fourth quarter of 1996. Net cash used by investing activities totaled $1.2 million during this period, attributable to net purchases of furniture and equipment of $2.4 million and net sales of marketable securities of $1.2 million. During this same period, the Company repurchased 120,400 shares of its own stock at a total cost of $937,000.

The Company has entered into a business loan agreement with a bank which provides three credit facilities to the Company including a $5.0 million unsecured line of credit to finance any unexpected working capital requirements. The line of credit bears interest at the bank's prime rate or at a specified IBOR rate plus 1.5%, whichever the Company chooses. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility such as interest rate, repayment period and collateral will be determined at the time advances are made to the Company. The Company also has a $1.75 million line of credit for the purchase of foreign exchange contracts. There were no borrowings outstanding on any of the bank credit facilities at September 30, 1997. These credit facilities expire April 30, 1998. Under the terms of the business loan agreement, the Company must maintain certain financial ratios and tangible net worth. The Company is in compliance with all such covenants. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. The agreement also imposes an annual capital expenditure limit of $10 million.

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

PART II .  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In June 1997, the Company filed a lawsuit against certain parties, including one of the Company's major competitors and a major dealer of the Company's products, alleging infringement of its intellectual property rights. Defendants include Behringer Spezielle Studio-Technick GmbH ("Behringer"), Ulrich Bernard Behringer, Sam Ash Music Corporation, Samson Technologies, Richard Ash and Scott Goodman. The suit claims damages in the amount of $327 million. The case is pending in the United States District Court for the Western District of Washington at Seattle as Mackie Designs Inc. v. Behringer Spezielle Studio-Technick GmbH et al., Civil Action No. C97-1010R. Legal proceedings were commenced in June 1997 in Germany seeking injunctive relief against the Company related to the publication by the Company of the U.S. lawsuit. While the Company intends to vigorously prosecute these lawsuits, there can be no assurance that the Company will prevail in any of the actions.

ITEM 2.  CHANGES IN SECURITIES

   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5.  OTHER INFORMATION

           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit No.         Description
          -----------         ------------

            10.25             Speaker Design Agreement dated September 18, 1997
                                between the Company and Radio Cine Forniture
                                (R.C.F.) S.p.A. Confidential treatment has been requested of the Commission for certain portions of this agreement.
             11               Computation of Net Income Per Share

     (b)  REPORTS ON FORM 8-K
          The Company filed no reports on Form 8-K during the third quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MACKIE DESIGNS INC.
                                       ---------------------------------------
                                        (Registrant)


Dated:  November 12, 1997           By: /s/ William A. Garrard
                                       ---------------------------------------
                                        William A. Garrard
                                        VICE PRESIDENT, FINANCE AND CHIEF
                                        FINANCIAL OFFICER
                                        (Principal Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX


Exhibit No.                       Description                         Location
-----------                       -----------                         --------

 10.25         Speaker Design Agreement dated September 18, 1997       Page 14
               between the Company and Radio Cine Forniture
               (R.C.F.) S.p.A.

  11           Computation of Net Income Per Share                     Page 20

                                    EXHIBITS


EXHIBIT 10.25 - SPEAKER DESIGN AGREEMENT DATED SEPTEMBER 18, 1997 BETWEEN THE COMPANY AND RADIO CINE FORNITURE (R.C.F.) S.P.A.

                            SPEAKER DESIGN AGREEMENT

This Agreement is made this 18th day of September, 1997, by and between Mackie Designs Inc. ("Mackie"), a Washington corporation, and Radio Cine Forniture (R.C.F.) S.p.A. ("RCF"), an Italian corporation.

                                 REPRESENTATIONS

A. Mackie wishes to develop a line of speakers to be manufactured under its name and trademark, and wishes to work with RCF to develop the design and specifications for certain speakers.

B. RCF is a speaker manufacturer of some experience and wishes to work with Mackie to develop the specifications, design and prototypes of the desired speakers, and thereafter to manufacture them for Mackie in accordance with the agreed upon specifications and design.

BASED UPON THE ABOVE REPRESENTATIONS, the parties promise and agree as follows:

1.   DEVELOPMENT OF SPEAKER SPECIFICATIONS AND DESIGN:   The parties will
jointly work together to design the speakers ("Speakers") described in Exhibit A attached and incorporated into this Agreement by this reference.
Notwithstanding the above, each party will have the following respective principal responsibilities:

     1.1 Mackie will be principally responsible for the development of the product ideas and the look and feel of the Speakers. This responsibility will include the development of Speaker specifications in terms of output and quality, and the design of the Speaker shape and feel.

     1.2 RCF will be principally responsible to perform the research, engineering, development and design required to achieve the specifications developed by Mackie, and to reduce the engineering to drawings and written specifications and schematics suitable for manufacturing. RCF will manufacture both initial prototypes and preproduction prototypes of the Speakers for Mackie's review and approval.

     1.3 Each party will cooperate fully with the other in the development of their areas of principal responsibility, with the goal being a quality speaker in an indicated price range to be manufactured, marketed and sold under the Mackie name and trademark.

     1.4 Mackie shall have the final approval of all designs, specifications and schematics, regardless of the identity of the party principally responsible for their origination. Approval shall be given in writing, with the final drawings, specifications and schematics so approved being the manufacture-ready specifications and schematics.

     1.5 Mackie shall pay for any and all costs and expenses in connection with testing which Mackie determines is required for domestic and/or international standards, including but not limited to, FCC Part 15 and CE EN55013 shall be paid by Mackie. Mackie will arrange for such testing, and all billing therefor shall be sent directly to, and be paid by, Mackie.

     1.6 The Speakers shall be developed in such sequence as Mackie shall request.

2.   MANUFACTURE OF SPEAKERS:   Following completion of the final design,
specifications and schematics and the preproduction prototypes, RCF shall have the sole and exclusive right to manufacture the Speakers. The Speakers shall be manufactured in such quantities as are set forth in, and shall be delivered, FOB RCF's plant, to such locations as Mackie shall specify in its various purchase orders. The price to be paid by Mackie to RCF for the Speakers shall be set by mutual agreement, taking into account RCF's research and development costs and manufacturing costs for each Speaker, and shall allow RCF a reasonable commercial manufacturing profit on each. In manufacturing the Speakers, RCF shall adhere strictly to the final designs, specifications and schematics approved by Mackie, and shall build all Speakers to the standards set forth therein.

3.   PRICE:   [The text of this section has been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.]

4. DEVELOPMENT COSTS: Each party shall bear its own development costs, and each party shall provide verifiable accounts of such costs for use in determining the manufacture price of the Speakers and the final sales price of the Speakers. Notwithstanding the above, Mackie shall send one of its engineers to reside in Italy and assist in the development of the Speakers. Mackie will pay the engineer's salary. RCF will reimburse the engineer for his residence expenses, and Mackie will reimburse RCF for same upon presentation of a billing therefor. During his stay in Italy, the engineer will be treated as a member of RCF's staff for purposes of development and design of the Speakers; provided, that nothing in this sentence shall constitute the engineer as an employee of RCF, and he shall remain, at all times, an employee of Mackie.

5.   SALE OF SPEAKERS:   RCF shall manufacture and sell the Speakers only for
Mackie or Mackie's appointees, and shall not sell the Speakers nor disclose their design, specifications and schematics to any third party whatsoever. Mackie, or its appointees, shall have the sole right to sell and market the Speakers worldwide, with all details of pricing, sale and marketing within the sole discretion of Mackie.

6.   INTELLECTUAL PROPERTY RIGHTS:   All intellectual property rights to the
Speakers, including trademarks, patents and copyrights, shall be the sole property of Mackie, and RCF shall cooperate fully with Mackie in securing such rights in such jurisdictions as Mackie may specify from time to time; provided, that Mackie reimburse any expenses incurred by RCF in supplying the assistance required by this Section. Mackie hereby grants to RCF a limited license to manufacture the Speakers under Mackie's trademarks strictly in accordance with the terms of this Agreement. RCF shall not have the right to sublicense to any third party unless Mackie first agrees thereto in writing, and Mackie may withhold its approval at will.

7.   REPRESENTATIONS AND WARRANTIES.

     7.1  RCF'S REPRESENTATIONS AND WARRANTIES.   RCF represents and warrants to
     Mackie as follows:

          7.1.1 To the best of RCF's knowledge, the final design, technical specifications, and schematics of the Speakers will not infringe in any way upon any copyright, patent, trade secret or other intellectual property right owned or controlled by any third party, and constitutes RCF's sole work product or that of its independent contractors or employees;

          7.1.2 It will not grant any license to a third party in violation of this Agreement.

     7.2  MACKIE'S REPRESENTATIONS AND WARRANTIES.   Mackie represents and
     warrants to RCF as follows:

          7.2.1 To the best of Mackie's knowledge, it owns all of the right, title and interest in and to the trademark "Mackie" in connection with the manufacture and sale of the Speakers, and such trademark does not infringe in any way upon any trademark or other rights owned or controlled by and third party;

          7.2.2 It will not grant any license, or sublicense, to a third party to manufacture the Speakers.

     7.3  REPRESENTATIONS AND WARRANTIES OF BOTH PARTIES.   Each party
     represents and warrants to the other as follows:

          7.3.1 It is a corporation duly organized and validly existing under the laws of the jurisdiction above stated, with full power and authority to carry on its business as now conducted and to enter into and carry out the terms of this Agreement;

          7.3.2 It has obtained all necessary corporate and other authorizations and approvals required for the execution and delivery of this Agreement;

          7.3.3 This Agreement constitutes its legal, valid and binding agreement, enforceable against it in accordance with its terms, subject to the laws of bankruptcy and laws of general applicability relating to or affecting enforcement of creditors rights, and judicial discretion in the application of principles of equity; and,

          7.3.4 Neither the execution and delivery by it of this Agreement will conflict with or result in a violation or breach of any provision of, or constitute a default under its Articles of Incorporation or bylaws, or any statute, order, judgment, decree, license, permit, rule or regulation of any court or any governmental body by which it is bound, or any contract, agreement, or other instrument to which it is a party or by which it is bound.

8.   TERM OF AGREEMENT.   The term of this Agreement shall commence upon the
execution hereof and continue in effect until terminated in accordance with
Section 10.

9.   IMPERFECTIONS IN SPEAKERS.   As between Mackie and RCF, Mackie will have
the principal responsibility of servicing all of Speakers. However, if, in the course of its activities, Mackie, acting reasonably, should determine that there are errors in the design, manufacture, workmanship or materials used in the Speakers, RCF shall provide corrections or replacements for such errors promptly, and will, at its sole expense, provide all necessary replacement Speakers. To the extent reasonably requested, RCF will provide reasonable assistance to Mackie in reviewing and analyzing suspected problems or difficulties with the Speakers.

10.  EVENTS OF DEFAULT.    The occurrence of any one of the following events
shall constitute an event of default under this Agreement:

     10.1 FAILURE TO PAY.   Failure by Mackie to pay, when due, to RCF any sum
     required under this Agreement.

     10.2 UNCORRECTED BREACH.   Breach by either party of any of the terms and
     conditions of this Agreement which is not or cannot be cured within thirty
     (30) days following written notice of breach from the nonbreaching party.

     10.3 BANKRUPTCY.   The filing of a petition in bankruptcy by or on behalf
     of either party to this Agreement, which petition is not dismissed within thirty (30) days of its filing.

     10.4 GENERAL ASSIGNMENT.   The making of a general assignment for the
     benefit of creditors by either party.

     10.5 RECEIVERSHIP.   The appointment of a receiver, conservator or similar
     officer with respect to all or substantially all of the assets of either party, which appointment is not dismissed within thirty (30) days; or

11.  EFFECT OF DEFAULT.   Upon the occurrence of an Event of Default, the non-
defaulting party shall have the right to terminate this Agreement with no further obligation to the defaulting party, and/or to seek damages from the defaulting party for any harm or damage occasioned or incurred as a result thereof. Notwithstanding the foregoing, the following obligations shall survive termination of this Agreement: (a) all representations and warranties given hereunder by either party; (b) all service or assistance with service obligations contained in this Agreement; and, (c) all payment obligations hereunder.

12.  LIABILITY.   Neither party shall be liable to the other party or its
customers for any indirect, consequential, special or exemplary damages arising from the performance or nonperformance of such party's obligations pursuant to this Agreement or from RCF's manufacture of the Speakers.

13.  WAIVER.   Nothing contained herein or omitted shall be construed as a waiver of any rights or remedies that either party may have in the event that such party becomes the subject of any claim, action, suit, liability, loss, damage or cost arising out of this Agreement or the activities contemplated hereby.

14.  INSURANCE.   Each party shall maintain Comprehensive General Liability
Insurance and/or Excess Liability Insurance, all including Products Liability Insurance and Contractual Liability Insurance and all including the other party as an additional insured (with no liability for premium payments) during the term of this Agreement and for a minimum of one (1) year following termination hereof with limits of liability as follows:

          $1,000,000.00 Each Occurrence; and

          $1,000,000.00 Aggregate (where applicable), combined single limits.

Each party shall submit to the other party within thirty (30) days of the execution of this Agreement a certificate of insurance evidencing the coverage required by this Agreement. Such insurance shall be with companies reasonably acceptable to the other party and such insurance shall provide that it may not be canceled or materially changed except on at least thirty (30) days prior written notice to the other party.

15.  CONFIDENTIALITY.   During the term of this Agreement and thereafter,
neither party shall disclose to any third person, or use for itself in any way for pecuniary gain, any confidential information learned from the other party during the course of the negotiations for this Agreement or during such term. Upon termination of this Agreement, each party shall return to the other all written material marked by the sending party as confidential or shall destroy the same at the option of the party marking the material as confidential. Each party shall limit access to confidential information to those employees and agents with the need to know the same and shall advise such employees of the party's obligations under the terms of this Section.

16.  ARBITRATION.   All disputes which arise under this Agreement or as a result of any breach thereof, or which involve the interpretation of this Agreement, shall be submitted by the parties to arbitration pursuant to the Arbitration Rules applicable to the resolution of commercial disputes then in effect and maintained by the International Chamber of Commerce; provided, that any such arbitration shall be held in the City of Geneva, Switzerland. All decisions of the arbitrators in such matter shall be final and binding upon the parties, and may be enforced by a court of competent jurisdiction.

17.  MISCELLANEOUS PROVISIONS.

     17.1 GOVERNING LAW.   This Agreement shall be construed and interpreted in
     accordance with the laws of the Republic of Italy.

     17.2 INTEGRATION.   This Agreement represents the entire understanding of
     the parties with respect to the subject matter hereof and merges and supersedes all prior understandings, whether written or oral, related to the matters set forth herein.

     17.3 SEVERABILITY.   If any provision of this Agreement should become or be
     deemed illegal, unenforceable or void, then the remaining provisions shall be of full force and effect.

     17.4 WAIVER.   The failure of either party to insist upon the performance of any of the provisions of this Agreement shall not be considered a waiver or relinquishment of future compliance therewith, nor shall a waiver by either party of any breach at one time of any provision operate as a waiver of any other provision or as a continuing waiver of such provisions.

     17.5 BINDING EFFECT ASSIGNMENT. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, successors and assigns. Notwithstanding the above, neither party may or shall assign this Agreement to any third party without the express written authorization of the other, provided that either party may assign this Agreement to an entity that is related to the assigning party by virtue of at least fifty percent (50%) common ownership or control, or in connection with the sale or transfer of all or substantially all of the assets of the assigning party's business.

     17.6 HEADINGS.   Headings used in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation hereof.

     17.7 NO AGENCY. The relationship between the parties shall be that of independent contractors, and nothing contained in this Agreement shall create the relationship of principal and agent or otherwise permit either party to incur any debts or liabilities or obligations on behalf of the other party (except as specifically provided herein).

     17.8 FULLY NEGOTIATED.   Except as expressly otherwise provided in this
     Agreement, this Agreement shall be construed as having been fully and completely negotiated and neither the Agreement nor any provision thereof shall be construed more strictly against either party.

     17.9 NOTICES.   Any notice or report given or required to be given under
     this Agreement shall be in writing, shall be sent postage prepaid by registered or certified mail, return receipt requested or by hand or messenger delivery, or by Federal Express or similar overnight delivery service, or by facsimile transmission, to the other party, at the following address (unless either party at any time to times designates another address for itself by notifying the other party thereof by certified mail), in which case all notices to such party thereafter shall be given at the following or at such address as either party may supply to the other in writing:

               If to Mackie:    Mackie Designs, Inc.
                                16220 Wood-Red Road NE
                                Woodinville, Washington 98072
                                Attn.:  Chief Operating Officer

               If to RCF:       Radio Cine Forniture (R.C.F.) S.p.A.
                                Via G Notari 1/A
                                42029 S. Maurizio
                                (Reggio Emilia) Italy

     17.10     ATTORNEYS' FEES.   In the event of any litigation or arbitration
     between the parties arising out of the execution of this Agreement or any claimed breach thereof, the prevailing party in such litigation shall be entitled to recover its reasonable attorneys' fees and reasonable costs of litigation (including on appeal thereof), in addition to any other award or decree granted or given by the court or arbitrators.

     17.11 ENTIRE AGREEMENT. This Agreement contains the entire agreement between the parties, and there are no other understandings or agreements, whether written or oral, which affect the terms hereof. This Agreement may be modified or amended only by a subsequent written agreement executed by both parties.

     17.12     TIME.   Time is of the essence thereof.


DATED, the day and year first above written.


MACKIE DESIGNS INC.                     RADIO CINE FORNITURE (R.C.F.) S.P.A.


By: /s/ Roy D. Wemyss                  By:  /s/ Arturo Vicari
   -------------------------------          --------------------------------
   Title:  Chief Operating Officer          Title:  Managing Director