Form 10-K
period 1997-12-31
MACKIE DESIGNS INC
filed 1998-03-31
CIK 946815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended  December 31, 1997

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]



For the transition period from                       to
                              -----------------------   -----------------------

Commission File Number: 0-26524
                        -------

                               MACKIE DESIGNS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Washington                                      91-1432133
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

16220 Wood-Red Road, N.E., Woodinville, Washington                      98072
--------------------------------------------------                   ----------
    (Address of principal executive offices)                         (Zip Code)

                                 (425) 487-4333
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
    --------------------             -----------------------------------------
            None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock - no par value
                           ---------------------------
                              (Title of each class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 17, 1998, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $15,785,888 based on the closing sales price of the Registrant's Common Stock on the Nasdaq National Market. On that date, there were 12,662,650 shares of Common Stock outstanding.

         Portions of the Registrant's 1997 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof, and portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1.  Business

Introduction

         Mackie Designs Inc. ("Mackie" or the "Company") develops, manufactures, sells and supports high quality, reasonably priced professional audio equipment. The Company's products are used in a wide variety of sound applications including home and commercial recording studios, multimedia and video production, compact disc, read-only memory ("CD-ROM") authoring, live performances, and public address systems. The Company offers a range of products at suggested retail prices from approximately $400 to $10,000, which generally represents the mid-range price points within the professional audio market. Mackie distributes its products through a network of independent representatives to over 1,000 retail dealers of professional audio equipment in the U.S. and offers its products through local distributors in over 100 other countries.

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

         In late 1996, the Company introduced power amplifiers, its first line of products that are not directly related to mixers. Power amplifiers are used to amplify the output signals from mixers to a level sufficient to drive loudspeakers. Amplifiers are used with mixers and loudspeakers in a variety of applications, such as private and touring sound reinforcement systems, permanent industrial and commercial installations, recording studios, and theatre/cinema and broadcast facilities. The power amplifier line and future products are distributed through the same channels as the mixers.

         In August 1997, the Company introduced powered monitor speakers. Powered monitors combine signal processing, power amplifiers, and speakers in one cabinet housing. Enclosing an amplifier in the speaker eliminates one step of the path the sound signal travels, reducing the chance of altering the original signal. This step is very important when recording with highly sensitive professional audio equipment to accurately reproduce sound. Mackie's powered monitors are used in conjunction with a mixer, and are sold through existing mixer distribution channels.

         The Company's traditional markets have been analog mixers and related products. Recently, digital technologies have been developed by the Company to expand its market base. Mackie's first digital product, Human User Interface
(HUI) interface tool for digital audio workstations (DAW), was introduced in late 1997. This digital audio workstation interface targets the rapidly growing digital audio workstation market, and was developed in conjunction with Digidesign for ProTools 4.1. DAWs are used in video, film, multimedia and recording studios. Additionally, the Company plans to introduce digital mixers in 1998. Digital mixers blend, route and enhance sound sources like analog mixers, but have the added capability of recalling all settings and automating them in real-time. Markets include live and recorded sound, such as commercial and home studios, multimedia production, and film and video post-production.

         Mackie was incorporated in Washington in 1988. The Company's executive offices and manufacturing facilities are located at 16220 Wood-Red Road N.E., Woodinville, Washington 98072, and its telephone number is (206) 487-4333.

         "MACKIE," the running figure and all of the Company's product names are registered trademarks or trademarks of the Company. This document also contains names and marks of other companies.

Products

         The Company currently offers professional audio mixers and related accessories in four main mixer product lines: compact mixers, 8-Bus consoles, SR series mixers, and digital automation systems. The Company also began offering its line of Fast Recovery Series -TM- power amplifiers in December 1996 and its first active near field studio monitor, the HR824, in August 1997.

         Compact Mixers. Compact mixers were the Company's first products and are designed to be mounted in 19-inch equipment racks, which are the standard housings for professional audio and video components. The Company offers four basic compact mixers: the CR1604-VLZ, the MS1402-VLZ, the MS1202-VLZ and the LM-3204.


         The CR1604-VLZ, introduced in February 1996, is a 16-channel mixer that has received wide acceptance for its low noise and high headroom (ability to mix very loud signals without distortion or quiet signals without noise). Applications include recording in project studios, live presentations by major touring bands, video post-production and multimedia. The CR1604-VLZ has been used to produce major label CDs, soundtracks for major motion pictures and on-stage musical instrument mixing for network television shows. The CR1604-VLZ features a two-part design that allows the mixer to be rack-mounted in order to conserve space or to be configured for desk-top use for easy access to the controls. The Company also offers the MixerMixer, an add-on product that expands the capabilities of the CR1604-VLZ and other mixers, by allowing the combination of up to 12 outputs from any three mixers without loss of channels or functionality.

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

         8-Bus Series. The 8-Bus is a larger mixer console designed for multitrack recording and live presentation applications. The Company introduced 8-Bus mixers in 1993. At suggested retail prices from approximately $3,000 to $5,000, the 8-Bus consoles have opened the market to many new users and replaced many larger systems offered by competitors that typically cost over $50,000. The console is available in three basic models: the 32-channel 32-8, the 24-channel 24-8 and the 16-channel 16-8. Each version includes eight submix buses, as well as more elaborate equalization (tone control), signal routing and monitoring capabilities than are found in compact mixers. The 8-Bus console's applications include pre-production and recording of albums for major artists and groups, on-line video production, movie soundtrack mixdown, television dialog editing, on-stage mixing and live sound reinforcement used by touring musical groups, theaters, concert halls, clubs and churches. The 32- and 24-channel versions of the Company's 8-Bus can be expanded with one or more 24-Channel Expander Consoles, each of which adds 24 additional channels. The Company also offers MB-32, MB-24 and MB-16 meter bridges for the 32-channel, 24-channel and 16-channel 8-Bus consoles, respectively; these bridges extend across the width of the mixer and provide a bar-graph meter for each channel strip of the console.

         SR Series. The SR (Sound Reinforcement) Series are intended as high-quality, low-cost 24-, 32-, 40-, or 56-channel audio mixers for live music applications that compete with consoles selling for several times their retail price. The first product in this line, the SR24-4, was introduced in May 1995, followed by the SR32-4 in August 1995. These retail for approximately $1,600 to $2,300. In December 1996, Mackie introduced the SR40-8, a 40-channel large-format sound reinforcement console, with the SR56-8, a 56-channel console, planned for addition to the line in 1998. The SR40-8 large-format console retails for approximately $10,000. The SR24-4 and SR32-4 are larger than a compact mixer but significantly smaller than Mackie's 8-Bus consoles, and include features necessary for use with digital multitrack recorders. They incorporate much of the advanced technology first introduced in the 8-Bus series, including very-low-impedance circuitry, wide-band equalization and highly sensitive signal presence indicators. The large-format 40-8 incorporates these features plus an UltraMute -TM- computerized system for group and individual sound muting, a built-in meter bridge, and left, right and center master faders. The SR24-4 and 32-4 Series mixers are targeted at bands and other touring musical groups, audio/video rental services and permanent sound reinforcement venues, including churches, clubs, small theaters and auditoriums. The SR40-8 and SR56-8 large-format consoles are intended for use as installed equipment in venues such as churches, auditoriums, or sporting facilities.

         Digital Automation Systems. The Company's digital automation systems include the UltraMix -Registered Trademark- Universal Automation System, the Human User Interface (HUI), and the Digital 8-Bus (scheduled for introduction in the second quarter of 1998).

         Because many mixing systems involve controlling specific audio levels on over 100 channels, there is a need for an add-on product to automatically retain and recall a particular range of settings. In

September 1995, the Company introduced a digitally controlled automation system to address this need. The Company's UltraMix -Registered Trademark-Universal Automation System, which has a suggested retail price of approximately $2,800, consists of the Ultra-34, a 34-channel external volume control system; the UltraPilot, an external control surface; and UltraMix -Registered Trademark- Pro automation software. These components, when used in conjunction with a personal computer equipped with Microsoft's Windows 95 or with Apple Computer, Inc.'s Macintosh computer, provide a solution to complex mixing tasks. As with the Company's other products, the UltraMix -Registered Trademark- is designed to provide much of the functionality of systems prohibitively expensive to all but a limited group of users at a price point attractive to a wide range of potential users.

         Digital audio workstations (DAWs) are used in commercial, project, and home recording studios, and multimedia authoring such as video production, commercials, and other uses that combine visual and sound effects. Human User Interface, or HUI, was developed in conjunction with Digidesign, a division of Avid Technology, Inc. Digidesign is currently the world leader in the digital audio workstation market. HUI is a hands-on control surface that enhances DAW user productivity with tactile controls and visual displays for mixing and editing functions that were previously controlled by conventional computer controls. HUI, which retails for approximately $3,500, replaces a mouse with a control surface similar to a mixer. The DAW market includes multimedia, film, video, and recording studio professionals.

         The Company anticipates introducing its first digital console, the Digital 8-Bus (D8B) in spring of 1998. Functions of the D8B are similar to the company's analog 8-Bus. Unlike analog products, digital products store and recall all setting and automate them in real-time, enabling users to more easily and quickly accomplish complicated mixing tasks. Mackie's Digital 8-Bus will allow direct connection to the Internet, with third party software effects available for purchase to download onto the system through software cards. It is designed for multitrack recording and live presentation systems, and will have a suggested retail price of approximately $10,000.

         Fast Recovery Series -TM- Power Amplifier. Use of a high-quality, professional amplifier is necessary to retain sound integrity in audio production. The Company's FR Series -TM- Power Amplifier is Mackie's first non-mixer related product and became available in December 1996. The M-1400i and M-1400 amplifier models are designed to keep sound quality intact when pushed to extreme levels. Most power amplifiers use technology that can result in distortion from internal feedback. The designs of the M-1400i and M-1400 minimize feedback while improving delivery through the use of high-speed digital circuitry. The M-1400i and M-1400, at suggested retail prices of approximately $600 and $650, respectively, are competitively priced and incorporate the high performance capabilities of the Company's mixer lines.

         Powered monitor speakers. Powered monitors are an essential tool in accurate sound reproduction, and are used in conjunction with mixer products. Powered monitors pre-process sound through equalization and cross-overs, accurately amplify, then deliver a signal that is perfectly matched to the speaker components. Mackie introduced the first of a family of monitors, the HR824 active near-field studio monitor, in August 1997. Priced at approximately $1,500 a pair, HR824s are primarily designed for studio recording with limited space. These powered monitors are currently being used in a wide variety of applications including home and professional studio recording, video post-production, broadcast post-production, and home stereos.

Distribution and Sales

         In the U.S., the Company uses a network of representatives to sell to over 1,000 retail dealers, some of which have several outlets. In other countries, the Company sells through approximately 70 local distributors, who in turn sell to dealers. Until November 1, 1995, the Company used exclusively the services of MMS, International ("MMS"), a manufacturer's representative, to sell to distributors outside the U.S. and Canada, for which MMS received a commission. Since November 1, 1995, the Company has supervised the international marketing and sales of its products internally. Sales to customers outside of the United States accounted for approximately 38%, 38% and 34% of the Company's net sales in 1997, 1996 and 1995, respectively.

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

         In the U.S., the Company's products are sold in musical instrument stores, pro audio outlets and several mail order outlets. Musical instrument stores range from small operations that sell a variety of instruments and equipment to large outlets specializing in rock music equipment such as electric guitars, synthesizers, mixers, drums, amplifiers and speakers. Top U.S. retail dealers in 1997 included Guitar Center, Mar's Music, Musician's Friend, Sweetwater Sound, Thoroughbred Music, Sam Ash Music, Washington Music Center, Full Compass Systems, West LA Music and Manny's Music. These 10 dealers represented approximately 33% of the Company's net sales in the U.S. in 1997. Guitar Center accounted for approximately 12% of domestic net sales in 1997; no other dealer accounted for more than 10% of domestic net sales in this period.

         Internationally, the Company has distribution in over 100 countries. The top international distributors in 1997 included Musik & Technik Marbury (Germany), SF Marketing Inc. (Canada), Korg Import Division (Japan), Recoton Italia s.r.l. (Italy), Manny's International (Brazil), Hermes International (Mexico), Musikengro (France), Tropical Music Corp. (South America excluding Brazil, Chile and Argentina; Central America and the Caribbean nations), Key Audio Systems (United Kingdom) and A&T Trade, Inc. (former Soviet Union). These 10 distributors represented approximately 62% of the Company's international net sales in 1997. No distributor accounted for more than 10% of international net sales in this period.

Marketing

         The Company's marketing strategy is designed to communicate with end-users directly and to educate them about its products. The Company's in-house marketing and design department creates all its advertising, brochures, video, multimedia and trade show materials. Materials are provided by its marketing department to representatives, distributors and dealers, worldwide, as part of the Company's overall sales strategy. Owner's manuals and sales literature are currently produced in five different languages. These materials are provided as a complement to the Company's direct advertising and customer support follow-up program. To further enhance customer awareness and understanding of its products, the Company advertises in leading trade publications, provides ongoing technical training and education for representatives and distributors, and participates in the primary industry trade shows for the musical instrument, video, recording studio, permanent installation and multimedia markets. Mackie has won several national advertisement awards as a result of this commitment to detail and excellence.

Customer Support

         The Company's customer support program is designed to enhance loyalty by building customer understanding of product use and capabilities. The customer service and support operation also provides the Company with a means of understanding customer requirements for future product enhancements. This understanding comes through direct customer contact, as well as through close analysis of warranty card responses. To encourage return of warranty cards relating to its compact mixers, the Company has established a policy of extending the warranty period for certain products an additional two years to customers returning completed warranty cards.

         The Company maintains a staff of product support specialists at its headquarters to provide direct technical service and support. Telephone support through a toll-free number is provided during scheduled business hours. Although most calls involve troubleshooting with owners of Mackie products, product support specialists also field calls from inquiring purchasers and thereby may assist in making sales.

         The Company also relies on its international distributors to support its products in international countries. These distributors are responsible for the costs of carrying inventory required to meet customer needs.

         Service and repairs on Mackie's products sold in the U.S. are performed at its headquarters and, for certain larger products, at approximately 100 authorized warranty service centers located throughout the U.S. Multiple locations are necessary for customer convenience and to minimize shipping costs. All products shipped outside of the U.S. are serviced by the Company's international distributors.

Research and Development

         The Company's research and development strategy is to develop affordable, high-quality products and related accessories for its targeted markets. On December 31, 1997, the Company's research and development staff consisted of 41 individuals, in addition to Mr. Mackie, who engineer and design all aspects of the Company's new products. The Company's research and development expenses were approximately $5.9 million in 1997, $3.6 million in 1996 and $1.2 million in 1995.

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

         In order to remain competitive, the Company substantially increased its research and development expenditures in 1997. However, there can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product modifications or enhancements or new products that respond effectively to technological advances by others.

Proprietary Technology

         Mackie has a strong interest in protecting assets of the Company that reflect original research and development of products and product identity. As such, the Company has made extensive filings for the protection of trademarks under domestic and international trademark registrations and applications, for protection of the design of products under domestic and international filing, and for protection of utility aspects of products, domestically and internationally. To date, the Company has 142 issued trademark registrations and 134 additional trademark applications pending in the United States and in multiple foreign countries regarding protection for marks, including: MACKIE. -Registered Trademark-, the running man design, VLZ -Registered Trademark-, Ultramix -Registered Trademark-, the three dimensional configuration of the 24-8-Bus and 32-8-Bus, HUI and "d8b". Mackie intends to continue filing applications for trademark protection on various marks, as well as identifying other marks as trademarks of the Company. However, there is no assurance that trademark protection will be granted in any or all countries in which Mackie has or will file for registration of trademarks, or any country in which Mackie currently sells or intends to sell products. There can be no assurance that, as regarding these applications, Mackie will be granted the breadth of description of goods or services identified in respective applications. Also, Mackie cannot provide any assurance that any mark, whether or not registered could withstand a challenge as to validity. There is no assurance that its trademarks would not be considered confusingly similar to, or infringing of a third party mark, or that Mackie could successfully defend any of its trademarks.

To date, Mackie has 54 issued design patents, in at least 6 countries including the United States, for several products, including: SR24-4, MS1202-VLZ, MS1402-VLZ, CR1604-VLZ, 40-8-Bus, FR Series, HR824 Studio Monitor, HUI and Digital 8-Bus. In addition, the Company has 30 pending design patent applications in at least 5 countries, including the United States. While design patents provide certain legal rights of enforceability, there can be no assurance that the historical legal standards surrounding questions of validity and enforceability will continue to be applied or that current defenses as to issued patents will, in fact, be considered substantial in the future. In addition, there can be no assurance as to the degree and range of protection any design patent will afford, whether patents will issue or the extent to which the Company will not infringe patents granted to others. Mackie has also filed for utility patent protection on selected products, in the United States and/or certain foreign countries, for the HR824 Studio Monitor and the Digital 8-Bus.

Along with extensive trademark and patent registration and filings, the Company has filed and will continue to file for copyright registration on various aspects of its technology, products and literature, including filings on: schematics, circuitry, graphics, net lists, bills of material, advertising, brochures, manuals and similar material. While copyrights provide certain legal rights of enforceability, there can be no assurance as to the ability to successfully prevent others from infringing Mackie's copyrights.

The Company has never conducted a comprehensive patent search relating to the technology used in its product. The Company believes that its products do not infringe the proprietary rights of others. There can be no assurance, however, that others will not assert infringement claims against the Company in the future or that claims will not be successful. While Mackie pursues patent, trademark and copyright protection for products and various marks, it also relies on trade secrets, know-how and continuing technology advancement, manufacturing capabilities, affordable, high-quality products, brand name recognition, new product introduction and direct marketing efforts to develop and maintain its competitive position. The Company's policy is to have each employee enter into an agreement that contains provisions prohibiting the disclosure of confidential information to anyone outside the Company and to recognize Mackie's ownership of intellectual property developed by employees. Consulting contracts generally provide for the protection of the Company's intellectual property and the requirement of confidentiality. There can be no assurance, however, that these confidentiality agreements will be honored or that the Company can effectively protect its rights to its unpatented trade secrets. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets.

Manufacturing

         The Company manufactures its products in its facility near Seattle, Washington. Nearly all of the Company's products share many components, which allows for integrated manufacturing of several distinct products and in certain cases significant part purchase volume discounts. Much of the Company's mixer console and power amplifier assembly work is performed on automated component-insertion machines. Currently, the assembly of most of the parts in a circuit board is automated.

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


Employees

         At December 31, 1997, the Company had 585 full-time equivalent employees, including 45 in marketing, sales and customer support, 41 in research and development, 474 in manufacturing and manufacturing support (which includes manufacturing engineering) and 25 in administration and finance. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage.


Item 2.  Properties

         The Company's headquarters near Seattle, Washington house its manufacturing, administrative, sales and marketing, research and development and customer support operations. The building, which is occupied pursuant to a lease through December 31, 2004, is a 89,000 square foot manufacturing and office facility, the construction of which was substantially completed in December 1994. The monthly rent is $56,613, adjusted annually for changes in the consumer price index. The Company leases its facility from Mackie Holdings, LLC, an entity owned by three significant shareholders and directors of the Company, on terms the Company believes are at least as favorable to the Company as might have been obtained from unaffiliated parties.

         In November 1995, the Company entered into a 10-year lease, with an option to extend for an additional 10 years, covering property that is adjacent to the Company's existing facility. The building is approximately 81,250 square feet. The Company is using the building for product shipping, additional vertical integration of manufacturing processes and other manufacturing activities. Initial base monthly rent for the entire building is $43,063; after five years, the base rent increases to $49,563 per month.


Item 3.  Legal Proceedings

         In June 1997, the Company filed a lawsuit against certain parties, including one of the Company's major competitors and a major dealer of the Company's products, alleging infringement of its intellectual property rights. Defendants include Behringer Spezielle Studiotechnick GmbH ("Behringer"), Ulrich Bernard Behringer, Sam Ash Music Corporation, Samson Technologies, Richard Ash and Scott Goodman. The suit claims damages in the amount of $327 million. Cases are pending in the United States District Court for the Western District of Washington, the Southern District of New York, and local courts in the United Kingdom and Italy. While the Company intends to vigorously prosecute these lawsuits, there can be no assurance that the Company will prevail in any of the actions.

Item 4.  Submission of Matters to a Vote of Securities Holders

         None.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The information required by this Item is included on page 22 of the Financial Statements Section of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 under the heading "Common Stock Information and Dividend Policy" and is incorporated herein by reference.


Item 6.  Selected Financial Data

                                            Year Ended   Year Ended   Year Ended   Year Ended    Year Ended
                                             12/31/97     12/31/96     12/31/95     12/31/94     12/31/93
                                           -----------   ----------   ----------   ----------   ----------
                                                        (in thousands, except per share data)
Statement of Income Data

   Net Sales                                $ 74,889     $ 73,236     $ 63,919     $ 49,907     $  21,934
   Gross Profit                             $ 27,796     $ 28,025     $ 27,163     $ 21,887     $   9,610
   Operating Expenses                       $ 20,670     $ 17,784     $ 13,627     $ 10,388     $   5,881
   Pro Forma Net Income(a)                  $  5,537     $  7,421     $  9,026     $  7,555     $   2,437

Balance Sheet Data

   Working Capital                          $ 35,956     $ 32,020     $ 30,154     $  7,004     $   2,850
   Total Assets                             $ 53,372     $ 46,256     $ 38,046     $ 13,592     $   6,552
   Long-Term Debt                           $      0     $      0     $      0     $    383     $      82
   Shareholders' Equity                     $ 46,478     $ 42,283     $ 34,807     $   8,244    $   3,624

Per Common Share Data (Diluted Basis)

   Diluted Income Per Share                 $     0.41   $     0.55   $     0.73   $     0.68   $     0.22
   Book Value Per Share                     $     3.47   $     3.11   $     2.82   $     0.74   $     0.33
   Shares Used In Diluted Income
     Per Share                              13,401,150   13,611,050   12,361,718   11,139,907   11,139,907


------------------------

(a) Through 8/16/95, the Company was taxed as an S Corporation and therefore was not subject to income taxes. The pro forma income statement data includes certain adjustments to reflect a provision for income taxes as if the Company had been subject to income taxes as a C Corporation.

(b) Diluted per share amounts for 1997 and 1996 have been restated to comply with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," which was adopted in the fourth quarter of 1997. Diluted per share amounts for 1995, 1994, and 1993 have been restated to comply with SFAS No. 128 and new SEC requirements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this Item is included on pages 2 to 7 of the Financial Statements Section of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


Item 8.  Consolidated Financial Statements and Supplementary Data

         The report of independent auditors, consolidated financial statements and other information required by this Item are included on pages 8 to 21 of the Financial Statements Section of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 and are incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.


PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by this Item is included in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders under the heading "Proposal No. 1: Election of Directors" and is incorporated herein by reference.


Item 11.  Executive Compensation

         The information required by this Item is included in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders under the heading "Executive Compensation" and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is included in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders under the heading "Principal Shareholders" and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

         The information required by this Item is included in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders under the heading "Certain Transactions" and is incorporated herein by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)   Documents filed as part of this report:


                                                                                                 Page Number in
                                                                                                   Financial
                                                                                                   Statements
             1.  Consolidated Financial Statements:                                            Section of
                                                                                                 Annual Report
                                                                                                 ---------------

                 A.   Consolidated Balance Sheets as of December 31, 1997 and
                          December 31, 1996................................................            8

                 B.   Consolidated Statements of Income for each of the years ended
                         December 31, 1997, December 31, 1996 and December 31, 1995........            9

                 C.   Consolidated Statements of Cash Flows for
                         each of the years ended December 31, 1997,
                         December 31, 1996 and December 31, 1995...........................          10-11

                 D.   Consolidated Statements of Shareholders' Equity for each of the years ended December 31, 1997, December 31, 1996 and
                         December 31, 1995.................................................           12

                 E.   Notes to Consolidated Financial Statements..........................          13-20


                 F.   Report of Independent Auditors......................................           21


             2.  Financial Statement Schedules:                                                Form 10-K
                                                                                                  Page Number

                 Schedule II - Valuation and Qualifying  Accounts..........................           14


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

             3.  Exhibits: See Index to Exhibits on page 15.

       (b)   Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MACKIE DESIGNS INC.

                                     By:   /s/ Greg C. Mackie
                                           -------------------------------------
                                           Greg C. Mackie
                                           Chairman of the Board, President and
                                           Chief Executive Officer


                                     Date: March 31, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.

         Signature                                   Title
         ---------                                   -----

/s/ Greg C. Mackie                   Chairman of the Board, President and Chief
---------------------------------      Executive Officer
Greg C. Mackie                       (Principal Executive Officer)


/s/ William A. Garrard               Vice President, Finance and Chief Financial
---------------------------------      Officer
William A. Garrard                     (Principal Financial and
                                        Accounting Officer)

/s/ David M. Tully                   Treasurer and Director
---------------------------------
David M. Tully


/s/ Raymond B. Ferguson              Director
---------------------------------
Raymond B. Ferguson


/s/ Walter Goodman                   Director
---------------------------------
Walter Goodman


/s/ C. Marcus Sorenson               Director
---------------------------------
C. Marcus Sorenson

                 SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                               MACKIE DESIGNS INC.


------------------------------------------------------------------------------------------------------------------
                          COL. A                               COL. B        COL. C        COL. D        COL. E
------------------------------------------------------------------------------------------------------------------
                                                                           Additions
                                                             Balance at    Charged to                  Balance at
                                                             Beginning     Costs and    Deductions--     End of
                       Description                           of Period      Expenses      Describe       Period
------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997:
   Reserve and allowances deducted from asset accounts
      Allowance for uncollectible accounts                     $ 808,000     $   --     $ 327,000(1)   $ 481,000

      Reserve for inventories                                  $ 632,000     $   --     $ 187,000(2)   $ 445,000


   Reserve and allowances added to liability accounts
      Reserve for warranty expenses                            $ 180,000     $ 120,000  $    --        $ 300,000



YEAR ENDED DECEMBER 31, 1996:
   Reserve and allowances deducted from asset accounts
      Allowance for uncollectible accounts                     $ 514,000     $ 471,000  $ 177,000(1)   $ 808,000
      Reserve for inventories                                  $ 154,000     $ 478,000  $    --        $ 632,000


   Reserve and allowances added to liability accounts
      Reserve for warranty expenses                            $  60,000     $ 120,000  $    --        $ 180,000


YEAR ENDED DECEMBER 31, 1995:
   Reserve and allowances deducted from asset accounts
      Allowance for uncollectible accounts                     $ 367,000     $ 196,000  $  49,000(1)   $ 514,000
      Reserve for inventories                                  $   --        $ 154,000  $    --        $ 154,000


   Reserve and allowances added to liability accounts
      Reserve for warranty expenses                            $   50,000    $   10,000  $   --        $  60,000



------------------------

(1) Uncollectible accounts written off, net of recoveries, and adjustment to reserves.

(2) Inventories written off, net of recoveries, and adjustment to reserves.

                                                 INDEX TO EXHIBITS

                                                                                                    Sequentially
 Exhibits                                  Description                                              Numbered Page
----------                                 -----------                                              -------------

    3.1      Restated Articles of Incorporation.  Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514...........................

    3.2      Restated Bylaws.  Incorporated by reference to Exhibit 3.2 to Registrant's
             Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514............................................

    4.1      See Articles II, III and IV of Exhibit 3.1 and Sections 1, 5 and 9 of
             Exhibit 3.2 confirming the rights of the holders of Common Stock..............

  *10.1      Mackie Designs Inc. Second Amended and Restated 1995 Stock Option Plan .......

   10.2      Industrial Lease, dated December 15, 1994, by and between Mackie Holdings,
             L.L.C. and Mackie Designs Inc.  Incorporated by reference to Exhibit 10.3 to
             Registrant's Registration Statement filed under the Securities Act of 1933 on
             Form S-1, as amended, Registration No. 33-93514...............................

   10.3      Industrial Real Estate Lease, dated April 28, 1995, by and between Intrawest
             Properties Partnership U.S. and Mackie Designs Inc.  Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement filed under the
             Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.....

   10.4      Exhibit C to Industrial Real Estate Lease, dated April 28, 1995, by and between Intrawest Properties Partnership U.S. and Mackie Designs Inc.
             Incorporated by reference to Exhibit 10.4A to Registrant's Registration
             Statement filed under the Securities Act of 1933 on Form S-1, as amended,
             Registration No. 33-93514.....................................................

   10.5      Mackie Sales Representative Agreement, dated January 24, 1994, by and between
             Mackie Designs Inc. and C.M. Sorenson Co. dba Calwest Marketing So.
             Incorporated by reference to Exhibit 10.5 to Registrant's Registration
             Statement filed under the Securities Act of 1933 on Form S-1, as amended,
             Registration No. 33-93514.....................................................

   10.6      Exhibit C to Mackie Sales Representative Agreement, dated  January 24, 1994, by and between Mackie Designs Inc. and C. M. Sorenson Co. dba Calwest
             Marketing So.  Incorporated by reference to Exhibit 10.5A to



             Registrant's Registration Statement filed under the Securities
             Act of 1933 on Form S-1, as amended, Registration No. 33-93514................

   10.7      Form of Authorized Dealer Agreement.  Incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended,
             Registration No. 33-93514. ...................................................

   10.8      Form of Sales Representative Agreement.  Incorporated by
             reference to Exhibit 10.14 to Registrant's Registration
             Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.........................................

   10.9      Mackie Designs Inc. 401(k) Profit Sharing Plan dated December 20, 1993.
             Incorporated by reference to Exhibit 10.15 to Registrant's Registration
             Statement filed under the Securities Act of 1933 on Form S-1, as amended,
             Registration No. 33-93514.....................................................

   10.10     Agreement between A&R Technology and Mackie Designs Inc. for the Development and Publishing of MIDI Mix Automation Software
             dated December 5, 1993, as amended on August 16, 1994 and
             June 14, 1995. Incorporated by reference to Exhibit 10.16 to
             Registrant's Registration Statement filed under the Securities
             Act of 1933 on Form S-1, as amended, Registration No. 33-93514. ..............

   10.11     Software License Agreement among Alexander Hopmann, Robert Tudor and Mackie
             Designs Inc. dated February 9, 1996.  Incorporated by reference to
             Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995.............................................................

   10.12     Employee Agreement dated April 28, 1997 between Roy D. Wemyss and Mackie
             Designs Inc.  Incorporated by reference to Exhibit 10.1 to Registrant's
             Quarterly Report on Form 10-Q for the period ended June 30, 1997..............

   10.13     Employee Agreement dated April 28, 1997 between Patric Wiesmann and Mackie
             Designs Inc.  Incorporated by reference to Exhibit 10.2 to Registrant's
             Quarterly Report on Form 10-Q for the period ended June 30, 1997..............

   10.14     Employee Agreement dated May 19, 1997 between William A. Garrard and Mackie
             Designs Inc.  Incorporated by reference to Exhibit 10.3 to



             Registrant's Quarterly Report on Form 10-Q for the period ended
             June 30, 1997.................................................................

   10.15     Employee Agreement dated June 20, 1997 between Robert May and Mackie Designs
             Inc.  Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly
             Report on Form 10-Q for the period ended June 30, 1997........................

   10.16     Speaker Design Agreement dated September 18 1997 between Mackie Designs Inc.
             and Radio Cine Forniture (R.C.F.) S.p.A.  Incorporated by reference to
             Exhibit 10.25 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997......................................................

  *10.17     Business Loan Agreement, dated October 27, 1997, by and between U.S. Bank of
             Washington, National Association, and Mackie Designs Inc......................

  *10.18     Promissory Note made by Mackie Designs Inc. to the order of U.S. Bank of
             Washington, National Association, in the principal amount of $5,000,000.00 dated October 27, 1997........................................................
                                                                                                    ----------
   11.1       Computation of net income per share.  Incorporated by reference to the Notes to
             Consolidated Financial Statements (Footnote 9) in the Annual Report to
             Shareholders of Mackie Designs Inc. for the year ended December 31, 1997......

  *13.1      Annual Report to Shareholders of Mackie Designs Inc. for the year ended
             December 31, 1997.............................................................
                                                                                                    ----------
  *21.1      Subsidiaries of Mackie Designs Inc............................................
                                                                                                    ----------
  *23.1      Consent of Ernst & Young LLP, Independent Auditors............................
                                                                                                    ----------
  *27.1      Financial Data Schedule.......................................................
                                                                                                    ----------
  *27.2      Restated Financial Data Schedules for the periods ended March 31, 1997, June
             30, 1997, and September 30, 1997..............................................
                                                                                                    ----------
  *27.3      Restated Financial Data Schedules for the periods ended March 31, 1996, June
             30, 1996, September 30, 1996, and December 31, 1996...........................

------------------------------

* Filed herewith