Form 10-Q
period 1998-03-31
MACKIE DESIGNS INC
filed 1998-05-14
CIK 946815

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                               -------------------------------------------------

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------   ------------------------------
Commission File Number:  0-26524
                         -------------------------------------------------------

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

                                    (425) 487-4333
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ----      ----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                  12,652,150
--------------------------                        ----------------------------
         Class                                    Number of Shares Outstanding
                                                      (as of May 13, 1998)

                                 MACKIE DESIGNS INC.

                                      FORM 10-Q
                         FOR THE QUARTER ENDED MARCH 31, 1998


                                        INDEX

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated balance sheets - March 31, 1998 and December 31, 1997

            Consolidated statements of income - Three months ended March 31, 1998 and 1997

            Consolidated statements of cash flows - Three months ended March 31, 1998 and 1997

            Notes to consolidated financial statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities

   Item 3.  Defaults Upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 MACKIE DESIGNS INC.
                             CONSOLIDATED BALANCE SHEETS



                                                                     March 31,     December 31,
                                                                       1998            1997
                                                                    (Unaudited)
                                                                   ------------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                       $  2,567,315    $   975,180
   Marketable securities                                              9,908,340     10,864,401
   Accounts receivable, less allowance for doubtful accounts         11,025,736     10,614,515
   Inventories                                                       18,565,557     17,761,462
   Deferred taxes                                                       749,000        670,000
   Prepaid expenses and other current assets                          1,156,669      1,287,311
                                                                   ------------    -----------
      Total current assets                                           43,972,617     42,172,869

Furniture and equipment, net of accumulated depreciation             10,198,071     10,605,164

Other assets                                                            639,584        594,390
                                                                   ------------    -----------
Total assets                                                        $54,810,272    $53,372,423
                                                                   ------------    -----------
                                                                   ------------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $ 3,621,594    $ 3,822,239
   Commissions payable                                                  590,642        664,983
   Accrued payroll and related taxes                                    770,898        480,180
   Accrued vacation                                                     360,818        305,350
   Other accrued liabilities                                            701,021        596,227
   Income taxes payable                                                 859,273        348,173
                                                                   ------------    -----------
      Total current liabilities                                       6,904,246      6,217,152

Deferred rent                                                            91,000         81,250

Deferred taxes                                                          660,000        596,000

Shareholders' equity:
   Common stock                                                      29,176,711     29,657,210
   Retained earnings                                                 17,978,315     16,820,811
                                                                   ------------    -----------
      Total shareholders' equity                                     47,155,026     46,478,021
                                                                   ------------    -----------
Total liabilities and shareholders' equity                          $54,810,272    $53,372,423
                                                                   ------------    -----------
                                                                   ------------    -----------



                               SEE ACCOMPANYING NOTES.

                                 MACKIE DESIGNS INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


                                                   Three months ended
                                                       March 31,
                                             ---------------------------
                                                  1998           1997
                                             ------------   ------------
Net sales                                    $ 17,354,240   $ 16,767,951
Cost of goods sold                             10,525,273     10,376,833
                                             ------------   ------------
Gross profit                                    6,828,967      6,391,118

Operating expenses:
  Marketing and sales                           2,604,808      2,307,265
  Administrative                                1,615,186      1,125,971
  Research and development                      1,101,236      1,462,972
                                             ------------   ------------
    Total operating expenses                    5,321,230      4,896,208
                                             ------------   ------------
Operating income                                1,507,737      1,494,910

Interest income                                   167,727        213,187
Other expense                                     (21,860)        (7,061)
                                             ------------   ------------
Income before income taxes                      1,653,604      1,701,036

Income tax provision                              496,100        561,400
                                             ------------   ------------
Net income                                   $  1,157,504   $  1,139,636
                                             ------------   ------------
                                             ------------   ------------
Basic income per share                       $       0.09   $       0.09
                                             ------------   ------------
                                             ------------   ------------
Diluted income per share                     $       0.09   $       0.09
                                             ------------   ------------
                                             ------------   ------------

                               SEE ACCOMPANYING NOTES.

                                 MACKIE DESIGNS INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                                 Three months ended
                                                                                      March 31,
                                                                           ------------------------------
                                                                               1998                1997
                                                                           ----------          ----------
OPERATING ACTIVITIES
     Net income                                                            $1,157,504          $1,139,636
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                       907,470             737,691
          Loss on asset dispositions                                           21,860               --
          Deferred income taxes                                               (15,000)             (6,000)
          Changes in operating assets and liabilities:
               Increase in accounts receivable                               (411,221)         (1,601,647)
               (Increase) decrease in inventory                              (804,095)            257,377
               Decrease in income taxes receivable                              --                182,627
               (Increase) decrease in prepaid expenses and other assets       130,642            (133,618)
               Increase in other assets                                       (61,862)            (17,743)
               Increase in accounts payable and accrued expenses              250,335           1,104,033
               Increase (decrease) in commissions payable                     (74,341)              5,922
               Increase in income taxes payable                               511,100             384,773
               Increase in deferred rent                                        9,750               9,750
                                                                           ----------          ----------
          Net cash provided by operating activities                         1,622,142           2,062,801

INVESTING ACTIVITIES
      Purchases of marketable securities                                   (3,516,560)         (5,805,996)
      Proceeds from sales of marketable securities                          1,151,216           1,023,094
      Proceeds from maturities of marketable securities                     3,321,405           3,037,000
      Purchases of furniture and equipment                                   (510,633)           (931,931)
      Proceeds from asset dispositions                                          5,064               --
                                                                           ----------          ----------
          Net cash used in investing activities                               450,492          (2,677,833)

FINANCING ACTIVITIES
      Repurchase and retirement of common stock                              (535,999)              --
      Net proceeds from exercise of stock options                              55,500               --
                                                                           ----------          ----------
          Net cash provided by (used in) financing activities                (480,499)              --
                                                                           ----------          ----------
Net increase (decrease) in cash and cash equivalents                        1,592,135            (615,032)

Cash and cash equivalents at beginning of period                              975,180           2,366,184
                                                                           ----------          ----------
Cash and cash equivalents at end of period                                 $2,567,315          $1,751,152
                                                                           ----------          ----------
                                                                           ----------          ----------
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes                                                 $    --             $    --
                                                                           ----------          ----------
                                                                           ----------          ----------



                               SEE ACCOMPANYING NOTES.

                                 MACKIE DESIGNS INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1998
                                     (UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Mackie Designs Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.     INVENTORIES

Inventories at March 31, 1998 and December 31, 1997 consisted of the following:


                                                       March 31,   December 31,
                                                         1998          1997
                                                   -------------  -------------
     Raw materials                                 $   9,495,181  $  10,987,890
     Work in process                                   3,147,883      2,901,785
     Finished goods                                    5,922,493      3,871,787
                                                   -------------  -------------
                                                   $  18,565,557  $  17,761,462
                                                   -------------  -------------
                                                   -------------  -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information contains certain forward-looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's ability to introduce new products, the concentration of the Company's current products in a relatively narrow segment of the professional audio market, technological change and increased competition in the industry, the Company's ability to manage its rapid growth, its limited protection of technology and trademarks, various factors that impact the Company's international operations including economic conditions in various countries, custom and tariff regulations, currency fluctuations and lower gross margins, the Company's dependence on a limited number of suppliers and on its network of representatives and distributors, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

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

The Company's gross margins are also affected by its international sales. Typically, gross margins from exported products are lower than from those sold in the U.S. due to discounts offered to the Company's international distributors. These discounts are given because the international distributor typically incurs certain expenses, including technical support, product service and in-country advertising, that the Company normally incurs for domestic sales. The Company offered its international distributors a weighted average discount of approximately 8.1% in 1995, 12.7% in 1996, 14.8% in 1997, and 14.9% in the
first three months of 1998. The increase in discounts is attributable to the fact that the Company increased its discounts to international distributors after it terminated the services of its exclusive representative for sales to international distributors in 1995 and began supervising international marketing and sales internally. The increase in discounts in 1997 and the first three months of 1998 is also attributable to additional discounts offered on certain products. In conjunction with the increase in discounts, the Company also eliminated the commissions it was paying to its international representative. While the Company has eliminated these commissions, the Company has incurred and will continue to incur additional expenses associated with managing the international marketing and sales of its products. Sales outside the U.S. represented approximately 34%, 38%, 38%, and 25% of the Company's net sales in 1995, 1996, 1997 and the first three months of 1998, respectively.

The Company's gross margins are also affected by the purchase of some components abroad. As a result of fluctuations in the value of local currencies relative to the U.S. dollar, some of the Company's international component suppliers have increased prices and may further increase prices. The Company currently does not employ any foreign exchange hedging strategies, but may employ such strategies in the future.

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


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 AS COMPARED WITH QUARTER ENDED MARCH 31, 1997

Net sales increased 3.3% to $17.4 million in the first quarter of 1998 from $16.8 million in the first quarter of 1997. The increase in sales was primarily attributable to sales from products introduced in the last twelve months (the HR824 active studio monitor and the HUI-Registered Trademark- digital audio workstation controller), partially offset by a decrease in sales of certain other product lines. Sales outside the United States decreased to 25% of the Company's total net sales in the first quarter of 1998 from 41% in the first quarter of 1997. This decrease was primarily due to economic conditions and competitive pressures in certain parts of the world.

Gross margin increased to 39.4% in the first quarter of 1998 from 38.1% in the first quarter of 1997. The gross margin percentage increased due to a decrease in the percentage of sales from outside the United States which caused a decrease in the discounts offered to international distributors. Additionally, the increase in gross margin percentage was due to improved manufacturing efficiencies when compared with the first quarter of 1997.

Marketing and sales expenses increased to $2.6 million in the first quarter of 1998 from $2.3 million in the corresponding period of 1997. This increase was due primarily to increased marketing and sales staff, and increases in other various expenses. As a percentage of net sales, marketing and sales expenses increased to 15.0% in the first quarter of 1998 from 13.8% in the corresponding period of 1997.

Administrative expenses increased to $1.6 million for the first quarter of 1998 from $1.1 million for the corresponding period of 1997. This increase was due primarily to increased administrative staff, and increased legal expenses due to the lawsuit filed by the Company against certain parties alleging infringement of its intellectual property rights (see Part II, Item 1. "Legal Proceedings" in this Form 10-Q). As a percentage of net sales, these expenses were 9.3% in the first quarter of 1998 compared with 6.7% in the corresponding period of 1997.

Research and development expenses decreased to $1.1 million in the first quarter of 1998 from $1.5 million in the corresponding period of 1997. As a percentage of net sales, these expenses decreased to 6.3% in the first quarter of 1998 from 8.7% in the corresponding period of 1997. This decrease was due primarily to decreases in prototype and other expenditures.

Interest income decreased to $168,000 in the first quarter of 1998 compared with $213,000 in the first quarter of 1997 due to a lower average cash balance.

The provision for income taxes for the first quarter of 1998 of $496,000 is based upon an expected overall effective rate for 1998 of 30%. The provision for income taxes for the first quarter of 1997 of $561,000 was based upon an expected overall effective rate for 1997 of 33%. The decrease in the expected overall effective rate in 1998 compared with 1997 is due to the increased benefits provided by the Company's foreign sales corporation and the research and development tax credit.


LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1998, the Company's operating activities generated cash of $1.6 million. Accounts receivable, net of allowances, increased slightly to $11.0 million at March 31, 1998 from $10.6 million at December 31, 1997. Inventory levels increased to $18.6 million at March 31, 1998 from $17.8 million at December 31, 1997 due to increased inventory quantities of finished goods. Net cash provided by investing activities totaled $450,000 during this period, attributable to net proceeds from marketable securities of $956,000 and net purchases of furniture and equipment of $506,000. During this same period, the Company repurchased 81,000 shares of its own stock at a total cost of $536,000.

The Company has entered into a business loan agreement with a bank which provides three credit facilities to the Company, including a $5.0 million unsecured line of credit to finance any unexpected working capital requirements. The line of credit bears interest at the bank's prime rate, or at a specified IBOR rate plus 1.5%, whichever the Company chooses. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility, such as interest rate, repayment period and collateral, will be determined at the time advances are made to the Company. The Company also has a $1.75 million line of credit for the purchase of foreign exchange contracts. There were no borrowings outstanding on any of the bank credit facilities at March 31, 1998. These credit facilities expire June 30, 1998. Under the terms of the business loan agreement, the Company must maintain certain financial ratios and tangible net worth. The Company is in compliance with all such covenants. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. The agreement also imposes an annual capital expenditure limit of $10 million.

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

PART II .  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In June 1997, the Company filed a lawsuit against certain parties, including one of the Company's major competitors and a major dealer of the Company's products, alleging infringement of its intellectual property rights. Defendants include Behringer Spezielle Studio-Technick GmbH ("Behringer"), Ulrich Bernard Behringer, Sam Ash Music Corporation, Samson Technologies Corporation ("Samson"), Richard Ash and Scott Goodman. The suit claims damages in the amount of $327 million. Cases are pending in the United States District Court for the Western District of Washington, the Eastern District of New York, and a local court in the United Kingdom. On April 22, 1998, Samson lodged two counterclaims in the same action in which the Company has sued Samson for infringement of the Company's intellectual property rights. The first counterclaim seeks a declaration that Samson has not infringed to registered Company trademarks, and that such trademarks are invalid. The second counterclaim seeks in excess of $10 million in damages for alleged defamation of Samson by the Company. While the Company intends to vigorously prosecute its claims and defend against counterclaims, there can be no assurance that the Company will prevail in any of these actions.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------
          Exhibit No.                   Description
          -----------                   -----------
             11                         Computation of Net Income Per Share

     (b)  REPORTS ON FORM 8-K
          -------------------
          The Company filed no reports on Form 8-K during the first quarter of 1998.

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



                                        MACKIE DESIGNS INC.
                                        -------------------------------------
                                        (Registrant)


Dated:  May 13, 1998               By:  /s/ William A. Garrard
                                      ---------------------------------------
                                        VICE PRESIDENT, FINANCE AND CHIEF
                                        FINANCIAL OFFICER
                                        (Principal Financial and Accounting
                                        Officer)

                                    EXHIBIT INDEX


Exhibit No.                        Description                   Location
-----------                        -----------                   --------
   11          Computation of Net Income Per Share               Page 13