Form 10-Q
period 1998-06-30
MACKIE DESIGNS INC
filed 1998-08-14
CIK 946815

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                               -------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ----------------------

Commission File Number:    0-26524
                         -------------------------------------------------------
                               MACKIE DESIGNS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Washington                                    91-1432133
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
          or organization)                         Identification No.)

16220 Wood-Red Road, N.E., Woodinville, Washington                 98072
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                 12,609,850
--------------------------                         ----------------------------
           Class                                   Number of Shares Outstanding
                                                      (as of August 11, 1998)

                               MACKIE DESIGNS INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX

PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

               Consolidated balance sheets - June 30, 1998 and December 31, 1997

               Consolidated statements of income - Three months and six months ended June 30, 1998 and 1997

               Consolidated statements of cash flows - Six months ended June 30,
                 1998 and 1997

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

    Item 3.   Defaults Upon Senior Securities

    Item 4.   Submission of Matters to a Vote of Security Holders

    Item 5.   Other Information

    Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MACKIE DESIGNS INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                     June 30,       December 31,
                                                                       1998            1997
                                                                   (Unaudited)
                                                                   ------------     -----------
ASSETS
Current assets:
    Cash and cash equivalents                                      $  3,459,843     $   975,180
    Marketable securities                                             9,442,157      10,864,401
    Accounts receivable, less allowance for doubtful accounts        26,870,757      10,614,515
    Inventories                                                      34,471,942      17,761,462
    Prepaid expenses and other current assets                         2,354,269       1,287,311
    Deferred taxes                                                    1,390,594         670,000
                                                                   ------------     -----------
        Total current assets                                         77,989,562      42,172,869

Property, plant and equipment, net of accumulated depreciation       22,501,607      10,605,164
Goodwill, net of accumulated amortization                             7,493,608           --
Bonds and other assets                                                5,210,399         594,390
                                                                   ------------     -----------
Total assets                                                       $113,195,176     $53,372,423
                                                                   ------------     -----------
                                                                   ------------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $ 12,914,126     $ 3,822,239
    Bank line of credit and other short term debt                    12,957,448           --
    Commissions payable                                               1,804,453         664,983
    Accrued payroll and related taxes                                 2,601,223         785,530
    Other accrued liabilities                                         2,798,983         596,227
    Income taxes payable                                              2,457,666         348,173
    Current portion of long term debt                                 1,448,843           --
                                                                   ------------     -----------
        Total current liabilities                                    36,982,742       6,217,152

Long term debt                                                       20,919,125           --
Employee severance and agent termination liabilities                  3,780,498           --
Deferred taxes                                                        3,114,284         596,000
Other deferred items                                                    226,874          81,250
Minority interest                                                        81,616           --

Shareholders' equity:
    Common stock                                                     28,815,023      29,657,210
    Retained earnings                                                19,275,014      16,820,811
                                                                   ------------     -----------
        Total shareholders' equity                                   48,090,037      46,478,021
                                                                   ------------     -----------
Total liabilities and shareholders' equity                         $113,195,176     $53,372,423
                                                                   ------------     -----------
                                                                   ------------     -----------

                             SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          Three months ended                 Six months ended
                                               June 30,                          June 30,
                                     ----------------------------     ----------------------------
                                         1998             1997           1998              1997
                                     -----------      -----------     -----------      -----------
Net sales                            $18,216,698      $18,684,389     $35,570,938      $35,452,340
Cost of goods sold                    11,287,323       11,562,558      21,812,596       21,939,391
                                     -----------      -----------     -----------      -----------
Gross profit                           6,929,375        7,121,831      13,758,342       13,512,949

Operating expenses:
    Marketing and sales                2,658,003        2,561,303       5,262,811        4,868,568
    Administrative                     1,610,640        1,188,684       3,225,826        2,314,655
    Research and development             955,713        1,470,931       2,056,949        2,933,903
                                     -----------      -----------     -----------      -----------
        Total operating expenses       5,224,356        5,220,918      10,545,586       10,117,126
                                     -----------      -----------     -----------      -----------
Operating income                       1,705,019        1,900,913       3,212,756        3,395,823

Interest income                          172,450          208,718         340,177          421,905
Interest expense                         (25,070)           --            (25,070)           --
Other expense                              --               --            (21,860)          (7,061)
                                     -----------      -----------     -----------      -----------
Income before income taxes             1,852,399        2,109,631       3,506,003        3,810,667

Income tax provision                     555,700          696,100       1,051,800        1,257,500
                                     -----------      -----------     -----------      -----------
Net income                           $ 1,296,699      $ 1,413,531     $ 2,454,203      $ 2,553,167
                                     -----------      -----------     -----------      -----------
                                     -----------      -----------     -----------      -----------
Basic income per share               $      0.10      $      0.11     $      0.19      $      0.20
                                     -----------      -----------     -----------      -----------
                                     -----------      -----------     -----------      -----------
Diluted income per share             $      0.10      $      0.11     $      0.19      $      0.19
                                     -----------      -----------     -----------      -----------
                                     -----------      -----------     -----------      -----------

                             SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six months ended
                                                                                            June 30,
                                                                                 ------------------------------
                                                                                     1998              1997
                                                                                 ------------      ------------
OPERATING ACTIVITIES
     Net income                                                                  $  2,454,203      $  2,553,167
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                              1,862,241         1,501,296
         Loss on asset dispositions                                                    21,860             --
         Deferred income taxes                                                         (6,000)          160,000
         Changes in operating assets and liabilities:
            Increase in accounts receivable                                          (516,350)       (1,956,037)
            Increase in inventory                                                    (836,087)       (1,560,821)
            Decrease in income taxes receivable                                         --              182,627
            (Increase) decrease in prepaid expenses and other current assets          232,267          (157,779)
            Increase in other assets                                                  (52,118)          (41,687)
            Increase (decrease) in accounts payable and accrued expenses             (286,971)        2,269,203
            Increase (decrease) in commissions payable                                (97,975)          101,715
            Increase in income taxes payable                                          784,300            24,873
            Increase in deferred rent                                                  19,500            19,500
                                                                                 ------------      ------------
         Net cash provided by operating activities                                  3,578,870         3,096,057

INVESTING ACTIVITIES
    Acquisition of business, net of cash acquired                                 (14,342,241)            --
    Purchases of marketable securities                                             (7,097,732)      (11,148,772)
    Proceeds from sales of marketable securities                                    1,151,216         8,259,414
    Proceeds from maturities of marketable securities                               7,367,760         3,117,431
    Purchases of furniture and equipment                                           (1,112,087)       (1,680,820)
    Proceeds from asset dispositions                                                    5,064             --
                                                                                 ------------      ------------
        Net cash used in investing activities                                     (14,027,020)       (1,452,747)

FINANCING ACTIVITIES
    Proceeds from bank loan                                                        12,800,000             --
    Proceeds from bank line of credit                                                 975,000             --
    Repurchase and retirement of common stock                                        (897,687)         (750,000)
    Net proceeds from exercise of stock options                                        55,500             --
                                                                                 ------------      ------------
        Net cash provided by (used in) financing activities                        12,932,813          (750,000)
                                                                                 ------------      ------------
Net increase in cash and cash equivalents                                           2,484,663           893,310

Cash and cash equivalents at beginning of period                                      975,180         2,366,184
                                                                                 ------------      ------------
Cash and cash equivalents at end of period                                       $  3,459,843      $  3,259,494
                                                                                 ------------      ------------
                                                                                 ------------      ------------
SUPPLEMENTAL DISCLOSURES
Cash paid for interest                                                           $     25,070      $      --
                                                                                 ------------      ------------
                                                                                 ------------      ------------
Cash paid for income taxes                                                       $    223,500      $    890,000
                                                                                 ------------      ------------
                                                                                 ------------      ------------

                             SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Mackie Designs Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.   ACQUISITION

On June 29, 1998, the Company, through a wholly owned subsidiary, acquired 100% of the capital stock of Radio Cine Forniture S.p.A. ("RCF"), an Italian corporation. RCF is a manufacturer of audio speakers and speakers components based in Reggio Emilia, Italy. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price, plus related acquisition costs, was approximately $15 million. The excess of the purchase price over the fair value of net assets acquired is included in goodwill. The consolidated balance sheet at June 30, 1998 includes the balance sheet of RCF as of that date. The results of operations of RCF will be included in the Company's consolidated results of operations beginning on July 1, 1998.

The following table presents unaudited pro forma consolidated financial information for the six months ended June 30, 1998 and 1997 as if the acquisition of RCF had occurred on January 1 of those years:

                                   Six months ended
                                      June 30,
                             ---------------------------
                                 1998           1997
                             -----------     -----------
Net sales                    $60,503,000     $57,833,000
                             -----------     -----------
                             -----------     -----------
Net income                   $ 2,123,000     $ 1,836,000
                             -----------     -----------
                             -----------     -----------
Diluted income per share     $      0.16     $      0.14
                             -----------     -----------
                             -----------     -----------


The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition taken place on the basis assumed above. In addition, the pro forma results are not intended to be a projection of the future results and do not reflect any synergies that might have been achieved from the combined operations.

3.   INVENTORIES

Inventories at June 30, 1998 and December 31, 1997 consisted of the following:

                      June 30,      December 31,
                       1998            1997
                    -----------     -----------
Raw materials       $15,412,585     $10,987,890
Work in process       4,929,806       2,901,785
Finished goods       14,129,550       3,871,787
                    -----------     -----------
                    $34,471,942     $17,761,462
                    -----------     -----------
                    -----------     -----------

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

The Company's gross margins are also affected by its international sales. Typically, gross margins from exported products are lower than from those sold in the U.S. due to discounts offered to the Company's international distributors. These discounts are given because the international distributor typically incurs certain expenses, including technical support, product service and in-country advertising, that the Company normally incurs for domestic sales. The Company offered its international distributors a weighted average discount of approximately 8.1% in 1995, 12.7% in 1996, 14.8% in 1997, and 14.8% in the
first six months of 1998. The increase in discounts is attributable to the fact that the Company increased its discounts to international distributors after it terminated the services of its exclusive representative for sales to international distributors in 1995 and began supervising international marketing and sales internally. The increase in discounts in 1997 is also attributable to additional discounts offered on certain products. In conjunction with the increase in discounts, the Company also eliminated the commissions it was paying to its international representative. While the Company has eliminated these commissions, the Company has incurred and will continue to incur additional expenses associated with managing the international marketing and sales of its products. Sales outside the U.S. represented approximately 34%, 38%, 38%, and 29% of the Company's net sales in 1995, 1996, 1997 and the first six months of 1998, respectively.

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


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 AS COMPARED WITH QUARTER ENDED JUNE 30, 1997

Net sales decreased 2.5% to $18.2 million in the second quarter of 1998 from $18.7 million in the second quarter of 1997. The decrease in sales was primarily attributable to a decrease in sales of certain product lines sales partially offset by sales from products introduced in the last twelve months (the HR824 active studio monitor and the HUI -Registered Trademark- digital audio workstation controller). Sales outside the United States decreased to 33% of the Company's total net sales in the second quarter of 1998 from 37% in the second quarter of 1997. This decrease was primarily due to economic conditions and competitive pressures in certain parts of the world.

Gross margin decreased to 38.0% in the second quarter of 1998 from 38.1% in the second quarter of 1997. The slight decrease in gross margin percentage was due to a difference in product mix for the second quarter of 1998 compared with the second quarter of 1997 as sales of certain product lines provided lower gross margins than other product lines.

Marketing and sales expenses increased to $2.7 million in the second quarter of 1998 from $2.6 million in the corresponding period of 1997. This increase was due primarily to increased marketing and sales staff, and increases in other various expenses. As a percentage of net sales, marketing and sales expenses increased to 14.6% in the second quarter of 1998 from 13.7% in the corresponding period of 1997.

Administrative expenses increased to $1.6 million for the second quarter of 1998 from $1.2 million for the corresponding period of 1997. This increase was due primarily to increased legal expenses due to the lawsuit filed by the Company against certain parties alleging infringement of its intellectual property rights (see Part II, Item 1. "Legal Proceedings" in this Form 10-Q). As a percentage of net sales, these expenses were 8.8% in the second quarter of 1998 compared with 6.4% in the corresponding period of 1997.

Research and development expenses decreased to $1.0 million in the second quarter of 1998 from $1.5 million in the corresponding period of 1997. As a percentage of net sales, these expenses decreased to 5.2% in the second quarter of 1998 from 7.9% in the corresponding period of 1997. This decrease was due primarily to decreases in prototype and other expenditures.

Interest income decreased to $172,000 in the second quarter of 1998 compared with $209,000 in the second quarter of 1997 due to a lower average cash balance. Interest expense increased to $25,000 in the second quarter of 1998 compared with none in the second quarter of 1997 due to borrowings related to the acquisition of RCF.

The provision for income taxes for the second quarter of 1998 of $556,000 is based upon an expected overall effective rate for 1998 of 30%. The provision for income taxes for the second quarter of 1997 of $696,000 was based upon an expected overall effective rate for 1997 of 33%. The decrease in the expected overall effective rate in 1998 compared with 1997 is due to the increased benefits provided by the Company's foreign sales corporation and the research and development tax credit.

SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

Net sales increased 0.3% to $35.6 million in the first six months of 1998 from $35.5 million in the first six months of 1997. The increase in sales was primarily attributable to sales from products introduced in the last twelve months (the HR824 active studio monitor and the HUI -Registered Trademark-digital audio workstation controller), partially offset by a decrease in sales of certain other product lines. Sales outside the United States decreased to 29% of the Company's total net sales in the first six months of 1998 from 39% in the first six months of 1997. This decrease was primarily due to economic conditions and competitive pressures in certain parts of the world.

Gross margin increased to 38.7% in the first six months of 1998 from 38.1% in the first six months of 1997. The gross margin percentage increased due to a decrease in the percentage of sales from outside the United States which caused a decrease in the discounts offered to international distributors.

Marketing and sales expenses increased to $5.3 million in the first six months of 1998 from $4.9 million in the corresponding period of 1997. This increase was due primarily to increased marketing and sales staff, and increases in other various expenses. As a percentage of net sales, marketing and sales expenses increased to 14.8% in the first six months of 1998 from 13.7% in the corresponding period of 1997.

Administrative expenses increased to $3.2 million for the first six months of 1998 from $2.3 million for the corresponding period of 1997. This increase was due primarily to increased legal expenses due to the lawsuit filed by the Company against certain parties alleging infringement of its intellectual property rights (see Part II, Item 1. "Legal Proceedings" in this Form 10-Q). As a percentage of net sales, these expenses were 9.1% in the first six months of 1998 compared with 6.5% in the corresponding period of 1997.

Research and development expenses decreased to $2.1 million in the first six months of 1998 from $2.9 million in the corresponding period of 1997. As a percentage of net sales, these expenses decreased to 5.8% in the first six months of 1998 from 8.3% in the corresponding period of 1997. This decrease was due primarily to decreases in prototype and other expenditures.

Interest income decreased to $340,000 in the first six months of 1998 compared with $422,000 in the first six months of 1997 due to a lower average cash balance.

The provision for income taxes for the first six months of 1998 of $1,052,000 is based upon an expected overall effective rate for 1998 of 30%. The provision for income taxes for the first six months of 1997 of $1,258,000 was based upon an expected overall effective rate for 1997 of 33%. The decrease in the expected overall effective rate in 1998 compared with 1997 is due to the increased benefits provided by the Company's foreign sales corporation and the research and development tax credit.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1998, the Company's operating activities generated cash of $3.6 million. Accounts receivable, net of allowances, increased slightly to $11.1 million at June 30, 1998 from $10.6 million at December 31, 1997. Inventory levels increased to $18.6 million at June 30, 1998 from $17.7 million at December 31, 1997 due to increased inventory quantities of finished goods. Net cash used by investing activities totaled $14.0 million during this period, due principally to the acquisition of RCF and purchases of furniture and equipment. Net cash provided by financing activities totaled $12.9 million during this period due principally to proceeds from bank credit facilities used for the acquisition of RCF. During this same period, the Company repurchased 133,800 shares of its own stock at a total cost of $898,000.

In June 1998, the Company has entered into a credit agreement with a bank to provide certain credit facilities to the Company, including a $14.0 million loan for the acquisition of RCF of which $12.8 million was outstanding at June 30, 1998. Unused amounts under the loan may be used for general corporate purposes. The loan, which is secured by all of the Company's assets, bears interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. Interest under the loan is payable monthly. Principal is payable in installments equal to 1/7 of the amount borrowed on September 30 of each year commencing September 30, 1999. All outstanding principal and interest amounts are due on September 30, 2003. The agreement also provides a $5.0 million unsecured line of credit to finance any unexpected working capital requirements. The line of credit bears interest at the same rate as the acquisition loan. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility, such as interest rate, repayment period and collateral, will be determined at the time advances are made to the Company. The Company also has a $1.75 million line of credit for the purchase of foreign exchange contracts. At June 30, 1998, there was $975,000 outstanding on the $5.0 million line of credit. These credit facilities (excluding the acquisition loan) expire April 30, 2000. Under the terms of the credit agreement, the Company must maintain certain financial ratios and tangible net worth. The Company is in compliance with all such covenants. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. The agreement also imposes an annual capital expenditure limit of $10 million. RCF has entered into agreements with several banks which provide credit facilities totaling approximately $11 million. These credit facilities, which bear interest at rates from 8.75% to 10.75%, are secured by RCF's receivables. At June 30, 1998, there was approximately $9.7 million outstanding under these facilities.

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

PART II .  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In June 1997, the Company filed a lawsuit against certain parties, including one of the Company's major competitors and a major dealer of the Company's products, alleging infringement of its intellectual property rights. Defendants include Behringer Spezielle Studio-Technick GmbH ("Behringer"), Ulrich Bernard Behringer, Sam Ash Music Corporation, Samson Technologies Corporation ("Samson"), Richard Ash and Scott Goodman. The suit claims damages in the amount of $327 million. Cases are pending in the United States District Court for the Western District of Washington, the Eastern District of New York, and a local court in the United Kingdom. On April 22, 1998, Samson lodged two counterclaims. The first counterclaim seeks a declaration that Samson has not infringed the Company's trademarks and that such trademarks are invalid. The second counterclaim seeks in excess of $10 million in damages for alleged defamation of Samson by the Company. While the Company intends to vigorously prosecute its claims and defend against counterclaims, there can be no assurance that the Company will prevail in any of these actions.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on May 19, 1998, the following proposals were adopted by the votes indicated:

     1. To elect the following nominee as a Class 3 Director to hold office for a three-year term and until his successor is duly elected and qualified:

                                       Number of Shares
                                    ----------------------
                                       For        Withheld
                                    ----------    --------
              Greg C. Mackie        11,989,792     13,492

     2. To approve amendments to the Company's Amended and Restated 1995 Stock Option Plan, as set forth in the Proxy Statement:

              For                                  11,829,201
              Against                                  89,823
              Abstain                                  84,260
              Broker Non-votes                              0

     3. To ratify the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 1998:

              For                                  11,995,284
              Against                                   2,000
              Abstain                                   6,000

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS

           Exhibit No.        Description
           -----------        -----------
               2              Stock Purchase and Sale Agreement between Mackie
                              Designs Inc. and Radio Cine Forniture S.p.A.
                              consisting of letters dated November 7, 1997,
                              April 30, 1998, June 25, 1998 and June 29, 1998.
                              Incorporated by reference to Exhibit 2.1 to
                              Registrant's report on Form 8-K, as filed on July
                              14, 1998.

              *10.1           Credit Agreement between U.S. Bank National
                              Association and Mackie Designs Inc. dated June 18,
                              1998.

              *10.2 Acquisition Note made by Mackie Designs Inc. to the order of U.S. Bank National Association, in the principal amount of $13,000,000, dated June
                              18, 1998.

              *10.3 Revolving Note made by Mackie Designs Inc. to the order of U.S. Bank National Association, in the principal amount of $5,000,000 dated June 18, 1998.

              *10.4           First Amendment to Credit Agreement dated June 29,
                              1998 between Mackie Designs Inc. and U.S. Bank
                              National Association to increase the amount of the Acquisition Loan to $14,000,000.00.

              *11             Computation of Net Income Per Share

              *27             Financial Data Schedule

      -------------------
      *Filed herewith

      (b)  REPORTS ON FORM 8-K
           The Company filed no reports on Form 8-K during the second quarter of 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MACKIE DESIGNS INC.
                                 ----------------------------------------------
                                 (Registrant)


Dated:  August 11, 1998      By: /s/ William A. Garrard
                                 ----------------------------------------------
                                 William A. Garrard
                                 VICE PRESIDENT, FINANCE AND CHIEF
                                 FINANCIAL OFFICER
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

    Exhibit No.     Description
    -----------     -----------
          10.1      Credit Agreement between U.S. Bank National Association and
                    Mackie Designs Inc.

          10.2 Acquisition Note made by Mackie Designs Inc. to the order of U.S. Bank National Association.

          10.3 Revolving Note made by Mackie Designs Inc. to the order of U.S. Bank National Association.

          10.4 First Amendment to Credit Agreement dated June 29, 1998 between Mackie Designs Inc. and U.S. Bank National
                    Association.

          11        Computation of Net Income Per Share

          27        Financial Data Schedule

                                       15