Form 10-Q
period 1998-09-30
MACKIE DESIGNS INC
filed 1998-11-16
CIK 946815

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                               ----------------------------------
                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number:  0-26524
                        -----------------------------------------

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

                                (425) 487-4333
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                         12,554,850
--------------------------                ----------------------------
          Class                           Number of Shares Outstanding
                                            (as of November 12, 1998)

                              MACKIE DESIGNS INC.

                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

PART I.  FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Consolidated balance sheets - September 30, 1998 and
                December 31, 1997

              Consolidated statements of income - Three months and nine
                months ended September 30, 1998 and 1997

              Consolidated statements of cash flows - Nine months ended
                September 30, 1998 and 1997

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

  Item 3.     Defaults Upon Senior Securities

  Item 4.     Submission of Matters to a Vote of Security Holders

  Item 5.     Other Information

  Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MACKIE DESIGNS INC.
                          CONSOLIDATED BALANCE SHEETS

                                                     September 30,   December 31,
                                                         1998            1997
                                                     -------------   ------------
                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                          $  2,126,610    $   975,180
  Marketable securities                                 9,487,637     10,864,401
  Accounts receivable, less allowance for
   doubtful accounts                                   32,395,046     10,614,515
  Inventories                                          35,611,548     17,761,462
  Prepaid expenses and other current assets             2,269,581      1,287,311
  Deferred taxes                                        1,825,042        670,000
                                                     ------------    -----------
    Total current assets                               83,715,464     42,172,869

Property, plant and equipment, net of
 accumulated depreciation                              23,049,470     10,605,164
Goodwill, net of accumulated amortization               7,498,601         --
Bonds and other assets                                  6,479,733        594,390
                                                     ------------    -----------
Total assets                                         $120,743,268    $53,372,423
                                                     ------------    -----------
                                                     ------------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 13,929,703    $ 3,822,239
  Bank line of credit and other short-term debt        11,505,005         --
  Commissions payable                                   1,958,019        664,983
  Accrued payroll and related taxes                     2,272,281        785,530
  Other accrued liabilities                             3,363,324        596,227
  Income taxes payable                                  2,684,430        348,173
  Current portion of long-term debt                     3,541,643         --
                                                     ------------    -----------
    Total current liabilities                          39,254,405      6,217,152

Long-term debt                                         24,804,169         --
Employee severance and agent termination liabilities    4,058,587         --
Deferred taxes                                          3,171,415        596,000
Other deferred items                                      234,500         81,250
Minority interest                                         103,859         --

Shareholders' equity:
  Common stock                                         28,451,991     29,657,210
  Retained earnings                                    21,051,023     16,820,811
  Foreign currency translation                           (386,681)        --
                                                     ------------    -----------
    Total shareholders' equity                         49,116,333     46,478,021
                                                     ------------    -----------
Total liabilities and shareholders' equity           $120,743,268    $53,372,423
                                                     ------------    -----------
                                                     ------------    -----------

                            SEE ACCOMPANYING NOTES.

                              MACKIE DESIGNS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                          Three months ended            Nine months ended
                                                             September 30,                 September 30,
                                                      --------------------------    --------------------------
                                                          1998           1997           1998           1997
                                                      -----------    -----------    -----------    -----------
Net sales                                             $30,546,143    $21,595,485    $66,117,081    $57,047,825
Cost of goods sold                                     18,564,110     13,745,739     40,376,706     35,685,130
                                                      -----------    -----------    -----------    -----------
Gross profit                                           11,982,033      7,849,746     25,740,375     21,362,695

Operating expenses:
  Marketing and sales                                   4,096,603      2,587,487      9,359,414      7,456,055
  Administrative                                        3,342,243      1,371,567      6,568,069      3,686,222
  Research and development                              1,375,869      1,458,759      3,432,818      4,392,662
                                                      -----------    -----------    -----------    -----------
    Total operating expenses                            8,814,715      5,417,813     19,360,301     15,534,939
                                                      -----------    -----------    -----------    -----------
Operating income                                        3,167,318      2,431,933      6,380,074      5,827,756

Interest income                                           234,433        202,788        574,610        624,693
Interest expense                                         (779,841)        --           (804,911)        --
Other income (expense)                                     68,465         --             46,605         (7,061)
                                                      -----------    -----------    -----------    -----------
Income before income taxes and minority interest        2,690,375      2,634,721      6,196,378      6,445,388

Income tax provision                                      888,766        816,700      1,940,566      2,074,200
                                                      -----------    -----------    -----------    -----------
Income before minority interest                         1,801,609      1,818,021      4,255,812      4,371,188

Minority interest                                         (25,600)        --            (25,600)        --
                                                      -----------    -----------    -----------    -----------
Net income                                            $ 1,776,009    $ 1,818,021    $ 4,230,212    $ 4,371,188
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------
Basic income per share                                $      0.14    $      0.14    $      0.33    $      0.34
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------
Diluted income per share                              $      0.14    $      0.13    $      0.33    $      0.33
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

                          SEE ACCOMPANYING NOTES.

                              MACKIE DESIGNS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Nine months ended September 30,
                                                         -------------------------------
                                                              1998             1997
                                                          ------------     ------------
OPERATING ACTIVITIES
  Net income                                              $  4,230,212     $  4,371,188
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                            3,274,512        2,340,650
    Loss on asset dispositions                                  21,860           --
    Increase in minority interest                               25,600           --
    Deferred income taxes                                     (221,778)         102,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                       (6,040,639)      (4,732,936)
      Increase in inventory                                 (2,049,092)      (5,502,817)
      Decrease in income taxes receivable                       --              182,627
      (Increase) decrease in prepaid expenses and other
        current assets                                         316,955         (374,658)
      Increase in other assets                              (1,396,509)         (59,927)
      Increase in accounts payable and accrued expenses        964,005        3,406,469
      Increase in commissions payable                           55,591          154,000
      Increase in income taxes payable                       1,011,064          818,573
      Increase in severance and termination liabilities        278,089           --
      Increase in other deferred items                          27,126           29,250
                                                          ------------     ------------
    Net cash provided by operating activities                  496,996          734,419

INVESTING ACTIVITIES
  Acquisition of business, net of cash acquired            (14,476,482)          --
  Purchases of marketable securities                       (13,033,718)     (13,374,389)
  Proceeds from sales of marketable securities               2,207,885        4,690,275
  Proceeds from maturities of marketable securities         12,202,597        9,909,414
  Purchases of furniture and equipment                      (2,959,413)      (2,419,394)
  Proceeds from asset dispositions                               5,064           --
                                                          ------------     ------------
    Net cash used in investing activities                  (16,054,067)      (1,194,094)

FINANCING ACTIVITIES
  Proceeds from bank loan                                   18,974,858           --
  Payments on bank loans                                      (197,014)          --
  Net payments on bank line of credit and other
   short-term debt                                            (477,443)          --
  Repurchase and retirement of common stock                 (1,260,719)        (936,825)
  Net proceeds from exercise of stock options                   55,500          149,688
                                                          ------------     ------------
    Net cash provided by (used in) financing activities     17,095,182         (787,137)
                                                          ------------     ------------
Translation adjustments                                       (386,681)          --
                                                          ------------     ------------
Net increase (decrease) in cash and cash equivalents         1,151,430       (1,246,812)

Cash and cash equivalents at beginning of period               975,180        2,366,184
                                                          ------------     ------------
Cash and cash equivalents at end of period                $  2,126,610     $  1,119,372
                                                          ------------     ------------
                                                          ------------     ------------
SUPPLEMENTAL DISCLOSURES
Cash paid for interest                                    $    856,446     $     --
                                                          ------------     ------------
                                                          ------------     ------------
Cash paid for income taxes                                $  1,454,500     $    971,000
                                                          ------------     ------------
                                                          ------------     ------------

                          SEE ACCOMPANYING NOTES.

                              MACKIE DESIGNS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Mackie Designs Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.     ACQUISITION

On June 29, 1998, the Company, through a wholly owned subsidiary, acquired 100% of the capital stock of Radio Cine Forniture (RCF) S.p.A. ("RCF"), an Italian corporation. RCF is a manufacturer of audio speakers and speakers components based in Reggio Emilia, Italy. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price, plus related acquisition costs, was approximately $15 million. The excess of the purchase price over the fair value of net assets acquired is included in goodwill. The results of operations of RCF have been included in the Company's consolidated results of operations beginning on July 1, 1998.

The following table presents unaudited pro forma consolidated financial information for the nine months ended September 30, 1998 and 1997 as if the acquisition of RCF had occurred on January 1 of those years:

                                                Nine months ended
                                                  September 30,
                                       ----------------------------------
                                           1998                  1997
                                       -----------            -----------
   Net sales                           $91,049,000            $88,544,000
                                       -----------            -----------
                                       -----------            -----------
   Net income                          $ 3,948,000            $ 3,525,000
                                       -----------            -----------
                                       -----------            -----------
   Diluted income per share            $      0.30            $      0.26
                                       -----------            -----------
                                       -----------            -----------

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

3.     INVENTORIES

Inventories at September 30, 1998 and December 31, 1997 consisted of the following:

                                                   September 30,  December 31,
                                                       1998           1997
                                                   -----------    -----------
   Raw materials                                   $13,087,569    $10,987,890
   Work in process                                   5,454,352      2,901,785
   Finished goods                                   17,069,627      3,871,787
                                                   -----------    -----------
                                                   $35,611,548    $17,761,462
                                                   -----------    -----------
                                                   -----------    -----------

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income or loss and its components; however, the adoption of this Statement had no impact on the Company's operating results or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which include transactions that are of a long-term investment nature, to be included in other comprehensive income or loss.

Components of comprehensive net income are as follows:

                                                 Three months ended September 30,
                                                 --------------------------------
                                                       1998         1997
                                                    ----------   ----------
   Net income                                       $1,776,009   $1,818,021
   Foreign currency translation adjustments           (386,681)      --
                                                    ----------   ----------
   Comprehensive net income                         $1,389,328   $1,818,021
                                                    ----------   ----------
                                                    ----------   ----------

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                       1998        1997
                                                    ----------   ----------
   Net income                                       $4,255,812   $4,371,188
   Foreign currency translation adjustments           (386,681)      --
                                                    ----------   ----------
   Comprehensive net income                         $3,869,131   $4,371,188
                                                    ----------   ----------
                                                    ----------   ----------

In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for periods beginning after December 15, 1997. The new Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Companies will be required to report each operating segment and related information, as defined in Statement 131, in the notes to financial statements. The Company plans to adopt the new Statement in 1998. Statement 131 is not required to be applied to interim financial statements in the initial year of adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information contains certain forward-looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's ability to introduce new products, the concentration of the Company's current products in a relatively narrow segment of the professional audio market, technological change and increased competition in the industry, the Company's ability to manage its rapid growth, its ability to integrate the operations of RCF, its limited protection of technology and trademarks, various factors that impact the Company's international operations including economic conditions in various countries, custom and tariff regulations, currency fluctuations and lower gross margins, the Company's dependence on a limited number of suppliers and on its network of representatives and distributors, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

The Company derives its operating revenue from worldwide sales of audio mixers, speakers and other professional audio equipment. Sales outside the U.S. account for a significant portion of the Company's total sales. International sales volumes have historically been affected by foreign currency fluctuations relative to the U.S. dollar. When weaknesses of local currencies have made the Company's products more expensive, sales to those countries have declined.

The Company's gross margins are also affected by its international sales. Typically, gross margins from exported products are lower than from those sold in the U.S. due to discounts offered to the Company's international distributors. These discounts are given because the international distributor typically incurs certain expenses, including technical support, product service and in-country advertising, that the Company normally incurs for domestic sales. The Company offered its international distributors a weighted average discount of approximately 8.1% in 1995, 12.7% in 1996, 14.8% in 1997, and 15.5%
in the first nine months of 1998. The increase in discounts is attributable to the fact that the Company increased its discounts to international distributors after it terminated the services of its exclusive representative for sales to international distributors in 1995 and began supervising international marketing and sales internally. The increase in discounts in 1997 and 1998 is also attributable to additional discounts offered on certain products. In conjunction with the increase in discounts, the Company also eliminated the commissions it was paying to its international representative. While the Company has eliminated these commissions, the Company has incurred and will continue to incur additional expenses associated with managing the international marketing and sales of its products. Sales outside the U.S. represented approximately 34%, 38%, 38%, and 37% of the Company's net sales in 1995, 1996, 1997 and the first nine months of 1998, respectively.

The Company's gross margins are also affected by the purchase of some components outside of the United States and Italy. As a result of fluctuations in the value of local currencies relative to the U.S. dollar and Italian lira, some of the Company's international component suppliers have increased prices and may further increase prices. The Company employs foreign exchange hedging strategies for certain currencies to help mitigate the effect of currency fluctuations.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 AS COMPARED WITH QUARTER ENDED SEPTEMBER 30,
1997

Net sales increased 41.4% to $30.5 million in the third quarter of 1998 from $21.6 million in the third quarter of 1997. The increase was attributable to the inclusion of sales by the Company's newly acquired subsidiary, RCF, beginning July 1, 1998. RCF's net sales for the quarter ended September 30, 1998 were $10.0 million. Sales outside the United States increased to 47% of the Company's total net sales in the third quarter of 1998 from 39% in the third quarter of 1997. The increase was attributable to the inclusion of sales by RCF beginning July 1, 1998 whose sales outside the U.S. were 89% of its total net sales during the third quarter of 1998.

Gross margin increased to 39.2% in the third quarter of 1998 from 36.3% in the third quarter of 1997. The increase in gross margin percentage was due primarily to a difference in product mix for the third quarter of 1998 compared with the third quarter of 1997 as sales of certain product lines provided higher gross margins than other product lines.

Marketing and sales expenses increased to $4.1 million in the third quarter of 1998 from $2.6 million in the corresponding period of 1997. The increase was primarily attributable to the inclusion of marketing and sales expenses for RCF beginning July 1, 1998. As a percentage of net sales, marketing and sales expenses increased to 13.4% in the third quarter of 1998 from 12.0% in the corresponding period of 1997.

Administrative expenses increased to $3.3 million for the third quarter of 1998 from $1.2 million for the corresponding period of 1997. The increase was primarily attributable to the inclusion of administrative expenses for RCF beginning July 1, 1998. This increase was also due to increased legal expenses due to the lawsuit filed by the Company against certain parties alleging infringement of its intellectual property rights (see Part II, Item 1, "Legal Proceedings" in this Form 10-Q). As a percentage of net sales, these expenses increased to 10.9% in the third quarter of 1998 compared with 6.4% in the corresponding period of 1997.

Research and development expenses decreased to $1.4 million in the third quarter of 1998 from $1.5 million in the corresponding period of 1997. As a percentage of net sales, these expenses decreased to 4.5% in the third quarter of 1998 from 6.8% in the corresponding period of 1997. This decrease was due primarily to decreases in prototype and other expenditures. Historically, RCF has incurred a lower percentage of R&D expenses as a percentage of net sales when compared to Mackie Designs Inc.

Interest income increased to $234,000 in the third quarter of 1998 compared with $203,000 in the third quarter of 1997 due to the inclusion of interest income for RCF beginning July 1, 1998. Interest expense increased to $780,000 in the third quarter of 1998 compared with none in the third quarter of 1997 due to borrowings related to the acquisition of RCF and to interest-bearing debt carried by RCF.

The provision for income taxes for the third quarter of 1998 of $889,000 is based upon an expected overall effective rate for 1998 of 31%. The provision for income taxes for the third quarter of 1997 of $817,000 was based upon an expected overall effective rate for 1997 of 32%. The decrease in the expected overall effective rate in 1998 compared with 1997 is due to the increased benefits provided by the Company's foreign sales corporation and the research and development tax credit.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

Net sales increased 15.9% to $66.1 million in the first nine months of 1998 from $57.0 million in the first nine months of 1997. The increase was attributable to the inclusion of sales by the Company's newly acquired subsidiary, RCF, beginning July 1, 1998. RCF's net sales for the quarter ended September 30, 1998 were $10.0 million. Sales outside the United States decreased to 37% of the Company's total net sales in the first nine months of 1998 from 39% in the first nine months of 1997. This decrease was primarily due to economic conditions and competitive pressures in certain parts of the world.

Gross margin increased to 38.9% in the first nine months of 1998 from 37.4% in the first nine months of 1997. The increase in gross margin percentage was due primarily to a difference in product mix for the first nine months of 1998 compared with the first nine months of 1997 as sales of certain product lines provided higher gross margins than other product lines.

Marketing and sales expenses increased to $9.4 million in the first nine months of 1998 from $7.5 million in the corresponding period of 1997. The increase was primarily attributable to the inclusion of marketing and sales expenses for RCF beginning July 1, 1998. As a percentage of net sales, marketing and sales expenses increased to 14.2% in the first nine months of 1998 from 13.1% in the corresponding period of 1997.

Administrative expenses increased to $6.6 million for the first nine months of 1998 from $3.7 million for the corresponding period of 1997. The increase was primarily attributable to the inclusion of administrative expenses for RCF beginning July 1, 1998. This increase was also due to increased legal expenses due to the lawsuit filed by the Company against certain parties alleging infringement of its intellectual property rights (see Part II, Item 1, "Legal Proceedings" in this Form 10-Q). As a percentage of net sales, these expenses were 9.9% in the first nine months of 1998 compared with 6.5% in the corresponding period of 1997.

Research and development expenses decreased to $3.4 million in the first nine months of 1998 from $4.4 million in the corresponding period of 1997. As a percentage of net sales, these expenses decreased to 5.2% in the first nine months of 1998 from 7.7% in the corresponding period of 1997. This decrease was due primarily to decreases in prototype and other expenditures. Historically, RCF has incurred a lower percentage of R&D expenses as a percentage of net sales when compared to Mackie Designs Inc.

Interest income decreased to $575,000 in the first nine months of 1998 compared with $625,000 in the first nine months of 1997 due to a lower average cash balance. Interest expense increased to $805,000 in the first nine months of 1998 compared with none in the first nine months of 1997 due to borrowings related to the acquisition of RCF and to interest-bearing debt carried by RCF.

The provision for income taxes for the first nine months of 1998 of $1,941,000 is based upon an expected overall effective rate for 1998 of 31%. The provision for income taxes for the first nine months of 1997 of $2,074,000 was based upon an expected overall effective rate for 1997 of 32%. The decrease in the expected overall effective rate in 1998 compared with 1997 is due to the increased benefits provided by the Company's foreign sales corporation and the research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1998, the Company's operating activities generated cash of $497,000. Accounts receivable, net of allowances, increased $6.0 million at September 30, 1998 due to an increase in days' sales outstanding and an increase in net sales in the third quarter of 1998 compared with the fourth quarter of 1997. Inventory levels increased $2.0 million at September 30, 1998 due to an inventory build-up related to increased sales in the third quarter of 1998. Net cash used by investing activities totaled $16.1 million during this period, due principally to the acquisition of RCF and purchases of furniture and equipment. Net cash provided by financing activities totaled $17.1 million during this period due principally to proceeds from bank credit facilities used for the acquisition of RCF. During this same period, the Company repurchased 188,800 shares of its own stock at a total cost of $1,261,000.

In June 1998, the Company entered into a credit agreement with a bank to provide certain credit facilities to the Company, including a $14.0 million loan for the acquisition of RCF of which $12.8 million was outstanding at September 30, 1998. Unused amounts under the loan may be used for general corporate purposes. The loan, which is secured by all of the Company's assets, bears interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. Interest under the loan is payable monthly. Principal is payable in installments equal to 1/7 of the amount borrowed on September 30 of each year commencing September 30, 1999.
All outstanding principal and interest amounts are due on September 30, 2003. The agreement also provides a $5.0 million unsecured line of credit to finance any unexpected working capital requirements. The line of credit bears interest at the same rate as the acquisition loan. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility, such as interest rate, repayment period and collateral, will be determined at the time advances are made to the Company. The Company also has a $1.75 million line of credit for the purchase of foreign exchange contracts. At September 30, 1998, there was $100,000 outstanding on the $5.0 million line of credit and there were no outstanding balances on the other credit lines. These credit facilities (excluding the acquisition loan) expire April 30, 2000. Under the terms of the credit agreement, the Company must maintain certain financial ratios and tangible net worth. The Company is in compliance with all such covenants. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. The agreement also imposes an annual capital expenditure limit of $10 million.

RCF has entered into agreements with several banks that provide short-term credit facilities totaling approximately $18 million. These credit facilities, which bear interest at rates from 6% to 10%, are secured by RCF's receivables. At September 30, 1998, there was approximately $11.4 million outstanding under these facilities. RCF also has various loans outstanding at September 30 1998, totaling approximately $15.5 million, which bear interest at rates from 3% to 12%. These loans mature at varying dates up to 2004 and are secured by various assets of RCF.

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

  The Company is also involved in various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that these matters will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    EXHIBITS

     Exhibit No.        Description
     -----------        -----------
       *11              Computation of Net Income Per Share

       *27              Financial Data Schedule
  ________________
  *Filed herewith

  (b)  REPORTS ON FORM 8-K

     The Company filed the following current reports on Forms 8-K and 8-K/A under Item 2: Acquisition or Disposition of Assets.

   Form   Date of Filing        Date of Report   Topic
   ----   --------------        --------------   -----
   8-K    July 14, 1998         June 29, 1998    Acquisition of Radio Cine
                                                 Forniture (RCF) S.p.A.

   8-K/A  September 15, 1998    June 29, 1998    Acquisition of Radio Cine
                                                 Forniture (RCF) S.p.A.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MACKIE DESIGNS INC.
                                 ---------------------------------------------
                                 (Registrant)


Dated:  November 12, 1998     By: /s/ William A. Garrard
                                 ---------------------------------------------
                                 William A. Garrard
                                 VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL
                                 OFFICER
                                 (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
   No.                       Description
 -------                     -----------
      11   Computation of Net Income Per Share

      27   Financial Data Schedule