Form 10-K
period 1998-12-31
MACKIE DESIGNS INC
filed 1999-03-30
CIK 946815

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1998
                           ---------------------------------------------------
                                           or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                               ---------------------     ---------------------

Commission File Number: 0-26524
                        ------------------------------------------------------

                              MACKIE DESIGNS INC.
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


          Washington                                 91-1432133
------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

16220 Wood-Red Road, N.E., Woodinville, Washington        98072
------------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)

                                (425) 487-4333
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class           Name of each exchange on which registered
-------------------------    -------------------------------------------------
         None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock - no par value
------------------------------------------------------------------------------
                         (Title of each class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 15, 1999, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $13,910,821 based on the closing sales price of the Registrant's Common Stock on the Nasdaq National Market. On that date, there were 12,324,558 shares of Common Stock outstanding.

         Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                 MACKIE DESIGNS INC.

                                     FORM 10-K
                        FOR THE YEAR ENDED DECEMBER 31, 1998

                                       INDEX

                                                                                                               PAGE
                                                                                                               ----
Part I

     Item 1.       Business....................................................................................  3

     Item 2.       Properties.................................................................................. 13

     Item 3.       Legal Proceedings........................................................................... 14

     Item 4.       Submission of Matters to a Vote of Securities Holders....................................... 14


Part II

     Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters....................... 14

     Item 6.       Selected Financial Data..................................................................... 15

     Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations....... 16

     Item 7a.      Qualitative and Quantitative Disclosures About Market Risk.................................. 23

     Item 8.       Consolidated Financial Statements and Supplementary Data.................................... 23

     Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure........ 40


Part III

     Item 10.      Directors and Executive Officers of the Registrant.......................................... 40

     Item 11.      Executive Compensation...................................................................... 40

     Item 12.      Security Ownership of Certain Beneficial Owners and Management.............................. 40

     Item 13.      Certain Relationships and Related Transactions.............................................. 40


Part IV

     Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K............................. 40


Signatures..................................................................................................... 42

                                     2

PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Mackie Designs Inc. ("Mackie" or the "Company") develops, manufactures, sells and supports high-quality, reasonably priced professional audio equipment. The Company's products are used in a wide variety of sound applications including home and commercial recording studios, multimedia and video production, compact disc, read-only memory ("CD-ROM") authoring, live performances, and public address systems. The Company offers a range of products at suggested retail prices of up to $13,000, which generally represents the low to mid-range price points within the professional audio market. Mackie distributes its products through a network of independent representatives to over 1,000 retail dealers of professional audio equipment in the U.S. and offers its products through local distributors in nearly 100 other countries.

         In June 1998, the Company purchased Radio Cine Forniture (R.C.F.) S.p.A. ("RCF"), an Italian corporation with principal offices in Reggio Emilia, Italy and manufacturing facilities located in various locations in Italy. RCF's principal activity is the manufacture of loudspeakers and speaker components. Its products are distributed throughout the world, and are well recognized for quality. RCF owns several subsidiaries which are engaged in the distribution of its products in various countries. RCF will work in conjunction with the Company in the development and manufacture of speaker products bearing both the "MACKIE." and "RCF" brands.

         The Company's primary products are mixers, mixer-related products, speakers and amplifiers. A mixer serves as the central component of any professional audio system by electronically blending, routing and enhancing sound sources, such as voices, musical instruments, sound effects and audio tape, video tape and other pre-recorded material. For example, using a mixer, a vocalist may be heard above the accompaniment, background singers are combined, and individual instruments are blended into the overall mix. The musician or sound technician accomplishes this task by using the mixer controls to adjust the relative volume of each sound source.

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

         In late 1996, the Company introduced power amplifiers, its first line of products that are not directly related to mixers. Power amplifiers are used to amplify the output signals from mixers to a level sufficient to drive loudspeakers. Amplifiers are used with mixers and loudspeakers in a variety of applications, such as private and touring sound reinforcement systems, permanent industrial and commercial installations, recording studios, and theatre/cinema and broadcast facilities. The power amplifier line is distributed through the same channels as mixers.

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

         The Company's traditional markets have been analog mixers and related products. Recently, digital technologies have been developed by the Company to expand its market base. Mackie's first digital product, Human User Interface ("HUI") interface tool for digital audio workstations ("DAW"), was introduced in late 1997. This DAW interface targets the rapidly growing digital audio workstation market, and was developed in conjunction with Digidesign, a division of Avid Technology, Inc., for ProTools 4.1. DAWs are used in video, film, multimedia and recording studios.

         In July 1998, the Company began shipping the Digital 8-Bus digital mixing console ("D8B"). Like analog mixers, the D8B blends, routes and enhances sound sources but does so with the added capability of recalling all settings and automating them in real time. In addition, the D8B's open hardware and software architecture allows the customer to configure the D8B to interface with any type of device, analog or digital, and the D8B's internal sound processing capabilities can be enhanced with third-party software "plug-ins." Markets include recorded sound, such as commercial and home studios, multimedia production, sound for video games and film and video post-production.

         With the acquisition of RCF, the Company expanded its product line into speakers and speaker components. RCF manufactures raw speaker components used by third-party speaker manufacturers. RCF also produces several types of finished speakers ready for the installed sound and professional audio markets.

         Mackie was incorporated in Washington in 1988. The Company's executive offices and U.S. manufacturing facilities are located at 16220 Wood-Red Road N.E., Woodinville, Washington 98072, and its telephone number is (206) 487-4333. RCF was incorporated in Italy in 1949 and has its executive and manufacturing offices in Reggio Emilia, Italy.

         "MACKIE.", the running figure, "RCF," "Artesuono" and all of the names of the Company's U.S.-produced products are registered trademarks or common law trademarks of the Company. To the extent trademarks are unregistered, the Company is unaware of any conflicts with trademarks owned by third parties. This document also contains names and marks of other companies.

PRODUCTS

         The Company currently offers professional audio mixers and related accessories in seven main mixer product lines: compact mixers, 8-Bus consoles, SR series mixers, digital consoles, other digital automation systems, CFX compact mixers with effects and PPM powered mixers. The Company also offers its line of Fast Recovery Series-TM- power amplifiers, an active near field studio monitor, the HR824, and is planning to introduce several active and passive families of speakers during 1999. Additionally, RCF offers loudspeakers and speaker components under its own brand name.

         COMPACT MIXERS. Compact mixers were the Company's first products and are designed to be mounted in 19-inch equipment racks, which are the standard housings for professional audio and video components. The Company offers four basic compact mixers: the CR1604-VLZ, the MS1402-VLZ, the MS1202-VLZ and the LM-3204. Applications for the Company's compact mixers include recording and project studios, live presentations, video post-production and multimedia. Suggested retail prices for these mixers are from $429 to $1199. In the first quarter of 1999, the Company will update the compact mixers with further improvements in mic preamplifier specifications. The new mixer models will be called VLZ Pro.

         8-BUS SERIES. The 8-Bus is a larger mixer console designed for multitrack recording and live presentation applications. The Company introduced 8-Bus mixers in 1993. At suggested retail prices from approximately $2,500 to $4,200, the 8-Bus consoles have opened the market to many new users and replaced many larger systems offered by competitors that typically cost over $50,000. The console is available in three basic models: the 32-channel 32-8, the 24-channel 24-8 and the 16-channel 16-8. The 8-Bus console's applications include pre-production and recording of albums for major artists and groups, on-line video production, movie soundtrack mixdown, television dialog editing, on-stage mixing and live sound reinforcement used by touring musical groups, theaters, concert halls, clubs and churches.

         SR SERIES. The SR (Sound Reinforcement) Series are intended as high-quality, low-cost 24-, 32-, 40-, or 56-channel audio mixers for live music applications that compete with consoles selling for several times their retail price. The first product in this line, the SR24-4, was introduced in May 1995, followed by the SR32-4 in August 1995. These have suggested retail prices of $1,599 to $2,299. In December 1996, Mackie introduced the SR40-8, a 40-channel large-format sound reinforcement console, and in March 1998, the Company introduced the SR56-8, a 56-channel console. The SR40-8 large-format console retails for $9,995 and the SR56-8 retails for $13,595. The SR24-4 and SR32-4 are larger than a compact mixer but significantly smaller than Mackie's 8-Bus consoles, and include features necessary for use with digital multitrack recorders. They incorporate much of the advanced technology first introduced in the 8-Bus series, including very-low-impedance circuitry, wide-band equalization and highly sensitive signal presence indicators. The SR24-4 and 32-4 Series mixers are targeted at bands and other touring musical groups, audio/video rental services and permanent sound reinforcement venues, including churches, clubs, small theaters and auditoriums. The SR40-8 and SR56-8 large-format consoles are intended for use as installed equipment in venues such as churches, auditoriums, or sporting facilities.

         DIGITAL CONSOLES. In July 1998, the Company entered the digital mixer market with the Digital 8-Bus production and post-production console ("D8B"). With a suggested retail price of $9,999, the D8B has opened the high-end production and post-production market to many new users at the professional and semi-professional level. At the heart of the D8B is a Pentium-REGISTERED TRADEMARK- microprocessor running Mackie Real Time OS-TM-, the Company's own operating system. The D8B features 48 input channels, 24 internal and virtual channels, 8 mix buses and 12 auxiliary buses used for effects processing and monitoring. Each input channel includes user-configurable 4-band digital equalization, dynamics processing, routing to internal effects processors and surround panning capabilities. The D8B has 25 precision motorized faders to instantly recall mix settings and allow for dynamic automation of mix levels. Rear panel card slots allow the addition of up to four DSP (Digital Signal Processing) cards that can run third-party signal processing software capable of providing up to 16 different effects at once. Strategic partnerships with software suppliers offer the customer a growing library of effects programs from which to choose. The D8B's external Power Supply/CPU unit contains card slots for synchronizing the console to other digital devices, linking multiple consoles, connecting consoles to a LAN (Local Area Network) and transferring files from one console to another.

         OTHER DIGITAL AUTOMATION SYSTEMS. The Company's other digital automation systems include the UltraMix-REGISTERED TRADEMARK- Universal Automation System and the Human User Interface ("HUI").

         Digital audio workstations ("DAWs") are used in commercial, project and home recording studios, and multimedia authoring such as video production, commercials, and other uses that combine visual and sound effects. HUI was developed in conjunction with Digidesign, a world leader in the DAW market. HUI is a hands-on control surface that enhances DAW-user productivity with tactile controls and visual displays for mixing and editing functions that were previously controlled by conventional computer controls. HUI, which retails for approximately $3,500, replaces a mouse with a control surface similar to a mixer. The DAW market includes multimedia, film, video, and recording studio professionals.

         CFX SERIES. The Company expects to begin shipping a new line of mixers, the CFX series, in 1999. CFX mixers are intended for the amateur and semi-pro customer as well as audio/visual and rental dealers. They utilize the same technologies as the compact mixers and include on-board effects processing which provides reverberation, echo, chorusing and other signal processing effects. The Company's EMAC-TM- effects circuitry digitally processes audio at 32 bits for superior audio quality and control. Three models are available with 12, 16 or 20 channels and suggested retail pricing ranging from $599 to $999.

         PPM SERIES. In the first quarter of 1999, the Company expects to begin shipping PPM powered mixers. These products combine the Company's compact mixer technology with its FR Series amplifier technology to provide the customer with an economical alternative to separate components. Each of the five models features VLZ circuitry, EMAC-TM- digital effects processing and FR high-current, fast recovery amplifiers. The 808S is a stereo powered mixer with two 500W amplifiers and eight input channels. The 808M is a mono powered mixer with a 500W main and a 500W monitor amplifier. The 408S is a stereo powered mixer with two 250W amplifiers and eight input channels. The 408M is a mono powered mixer with a 250W main and a 250W monitor amplifier. The 406M is a mono powered mixer with a 250W main and a 250W monitor amplifier and six input channels. Suggested retail prices are expected to range from $699 to $999.

         FAST RECOVERY SERIES-TM- POWER AMPLIFIer. Use of a high-quality, professional amplifier is necessary to retain sound integrity in audio production. The Company's FR Series-TM- Power Amplifier was Mackie's first non-mixer related product and became available in December 1996. The M-1400i and M-1400 amplifier models are designed to keep sound quality intact when pushed to extreme levels. Most power amplifiers use technology that can result in distortion from internal feedback. The designs of the M-1400i and M-1400 minimize feedback while improving delivery through the use of high-speed digital circuitry. The M-1400i and M-1400, at suggested retail prices of approximately $600 and $650, respectively, are competitively priced and incorporate the high performance capabilities of the Company's mixer lines. The Company introduced an additional amplifier to this product line, the M-2600, in the fourth quarter of 1998 at a suggested retail price of approximately $1,200. The Company plans to introduce the M-800 power amplifier, with a suggested retail price of approximately $600, in the first half of 1999.

         POWERED MONITOR SPEAKERS. Powered monitors are an essential tool in accurate sound reproduction, and are used in conjunction with mixer products. Powered monitors pre-process sound through equalization and cross-overs, accurately amplify, then deliver a signal that is perfectly matched to the speaker components. Mackie introduced its first monitor, the HR824 active near-field studio monitor, in August 1997. Priced at approximately $1,500 a pair, HR824s are primarily designed for studio recording with limited space. These powered monitors are currently being used in a wide variety of applications including home and professional studio recording, video post-production, broadcast post-production, and home stereos.

         In 1999, the Company plans to begin shipping three lines of sound reinforcement speakers, all of which utilize active amplification technology. Each speaker contains its own amplifier, active equalizer, active cross-over and time alignment and phase correction circuitry. This approach allows efficiencies and accuracy not possible in passive speaker designs. The SRM Sound Reinforcement Monitor series consists of the SRM450 12" two-way active speaker in a composite molded enclosure and the SRS1500a active 15" sub-woofer. With expected suggested retail prices of $799 each, the SRM products will be targeted at the live sound and audio/visual and rental markets. The MAS Mackie Active Stage System series is an affordable active sound reinforcement system for live sound and smaller installations. The MAS Series utilizes the same active technology as the SRM series but in a more affordable wood and composite enclosure. Suggested retail prices range from $699 to $999. The Fussion Series consists of large format active speakers intended for large live sound touring systems, permanent installation, corporate sound and audio/visual and rental customers. Products range from active three-way speakers to active sub-woofers and active floor monitors. Suggested retail prices are expected to range from $2,500 to $4,500.

         RCF PRECISION COMPONENTS. RCF manufactures loudspeaker components. These components are sold on an OEM basis to customers throughout the world who use them in their own branded loudspeakers. RCF components are found in some of the best performing speakers in the world. These speakers can be heard in many large touring sound systems as well as stadiums, auditoriums, exhibit halls, theatres, concert halls, clubs and churches.

         PROFESSIONAL SPEAKERS. RCF also makes many families of finished loudspeakers which are marketed under the RCF brand name. These loudspeakers are sold in the traditional passive format, meaning that amplification must be provided, and more recently in the active format, meaning that the amplifier is built into the loudspeaker. RCF introduced its Art Series of loudspeakers in 1997. The Art Series includes active and passive speakers in a molded plastic enclosure.

         CONTRACTOR PRODUCTS. For 50 years, RCF has produced and sold a large range of commercial products to sound reinforcement contractors who use the products to install public address systems throughout the world. The products are used in everything from life safety systems to background and foreground music systems. The products produced and sold to sound contractors include speakers, amplifiers and mixers. RCF leads the Italian market for contractor products and has begun expanding into other European markets where it is quickly gaining acceptance.

DISTRIBUTION AND SALES

         In the U.S., the Company uses a network of representatives to sell to over 1,000 retail dealers, some of which have several outlets. In other countries, the Company sells through approximately 70 local distributors, who in turn sell to dealers. Sales to customers outside of the U.S. accounted for approximately 44%, 38% and 38% of the Company's net sales in 1998, 1997 and 1996, respectively.

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

         International distributors are selected on the basis of criteria established by the Company. International distributors retain the difference between their cost and the sale price of products sold. Through the acquisition of RCF, the Company now has sales offices in the United Kingdom, France, Italy, Germany and China.

         In the U.S., the Company's products are sold in musical instrument stores, pro audio outlets and several mail order outlets. Top U.S. retail dealers in 1998 included Guitar Center, Mar's Music, Musician's Friend, Sweetwater Sound, Thoroughbred Music, Full Compass Systems, West LA Music, Manny's Music, B&H Photo and Washington Music Center. These 10 dealers represented approximately 34% of the Company's net sales in the U.S. in 1998. Guitar Center accounted for approximately 14% of domestic net sales in 1998; no other dealer accounted for more than 10% of domestic net sales in this period.

         Internationally, the Company has distribution in nearly 100 countries. The top international distributors in 1998 included Musik & Technik (Germany), SF Marketing Inc. (Canada), Musikengro (France), Tropical Music Corp. (South America excluding Brazil, Chile and Argentina; Central America and the Caribbean nations), Hermes International (Mexico), Key Audio Systems (United Kingdom), Recoton Italia S.r.l. (Italy), Korg Import Division (Japan), Tom Lee Music (China), and Go Wild AG (Switzerland). These 10 distributors represented approximately 39% of the Company's international net sales in 1998. No distributor accounted for more than 10% of international net sales in this period.

 MARKETING

         The Company's marketing strategy is designed to communicate with end-users directly and to educate them about its products. The Company's in-house marketing and design department creates all of its advertising, brochures, video, multimedia and trade show materials. Materials are provided by its marketing department to representatives, distributors and dealers worldwide, as part of the Company's overall sales strategy. Owner's manuals and sales literature are currently produced in several different languages. These materials are provided as a complement to the Company's direct advertising and customer support follow-up program. To further enhance customer awareness and understanding of its products, the Company advertises in leading trade publications, provides ongoing technical training and education for representatives and distributors, and participates in the primary industry trade shows for the musical instrument, video, recording studio, permanent installation and multimedia markets. Mackie has won several national advertisement awards as a result of this commitment to detail and excellence.

CUSTOMER SUPPORT

         The Company's customer support program is designed to enhance loyalty by building customer understanding of product use and capabilities. The customer service and support operation also provides the Company with a means of understanding customer requirements for future product enhancements. This understanding comes through direct customer contact, as well as through close analysis of warranty card responses. To encourage the return of warranty cards, the Company has established a policy of extending the warranty period for certain products to customers returning completed warranty cards.

         The Company maintains a staff of product support specialists at its headquarters to provide direct technical service and support. Telephone support through a toll-free number is provided during scheduled business hours, and via the Company's web-site after business hours. Although most calls involve troubleshooting with owners of Mackie products, product support specialists also field calls from inquiring purchasers and may participate in making sales.

         The Company also relies on its international distributors to support its products in countries where the Company does not have its own offices. These distributors are responsible for the costs of carrying inventory required to meet customer needs.

         Service and repairs on Mackie's products sold in the U.S. are performed at its headquarters and, for certain specialized products, at approximately 100 authorized warranty service centers located throughout the U.S. Multiple locations are necessary for customer convenience and to minimize shipping costs. All products shipped outside of the U.S., except to countries where the Company has its own offices, are serviced by the Company's international distributors.

RESEARCH AND DEVELOPMENT

         The Company's research and development strategy is to develop affordable, high-quality products and related accessories for its targeted markets. On December 31, 1998, the Company's research and development staff consisted of 59 individuals, in addition to Mr. Mackie, who engineer and design all aspects of the Company's new products. The Company's research and development expenses were approximately $5.1 million in 1998, $5.9 million in 1997 and $3.6 million in 1996.

COMPETITION

         The market for professional audio systems in general is highly competitive. The Company must compete with several professional audio manufacturers who have significantly greater development, sales and financial resources than the Company. The Company's major competitors in the mixer market are subsidiaries of Harman

International (including Soundcraft Ltd., Allen & Heath Brenell Ltd. and DOD Electronics Corp.), Sony Corporation, Yamaha Corporation, Peavey Electronics Corporation, Teac America, Inc. (Tascam), SoundTracs PLC and Behringer Spezielle Studiotechnik GmbH. Competitors in the amplifier market include Peavey Electronics Corporation, Crown International, QSC Audio Products, Inc. and Crest Audio Inc. Competing speaker manufacturers include Genelec, Inc., Event Electronics, Inc., Alesis Corporation, JBL (produced by Harman International) and ElectroVoice, Inc. Competitors in the component speaker market include Emminence Speaker Corporation, Acustica Beyma S.A. and B&C Speakers S.p.A. Competitors in the installed sound category include Toa Corporation, Philips Electronics N.V. and Bouyer S.A.

         The Company competes primarily on the basis of product quality and reliability, price, ease of use, brand name recognition and reputation, ability to meet customers' changing requirements and customer service and support. However, despite the Company's investment in research and development, there can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product modifications or enhancements or new products that respond effectively to technological advances by others.

PROPRIETARY TECHNOLOGY

         Mackie has a strong interest in protecting the intellectual property assets of the Company that reflect original research, creative development, and product development. As such, the Company has sought protection through patents, copyrights, trademarks, and trade secrets. The Company has applied and filed for various design and utility patents, both domestically and internationally. The Company has actively used certain trademarks, and has applied for and registered specific trademarks in the U.S. and in foreign countries. To protect works of original authorship, the Company asserts copyright protection.

         To date, the Company has 47 issued design patents, in six countries, including the U.S. that cover several products, including the SR24-4, MS1202-VLZ, CR1604-VLZ, 40-8 Bus, FR Series, HR824 Studio Monitor, HUI and Digital 8-Bus. In addition, the Company has 26 pending design patent applications in at least five countries, including the U.S. Mackie has also filed for utility patent protection in the U.S. and certain foreign countries on several products, including the HR824 Studio Monitor and Digital 8-Bus. While patents provide certain legal rights of enforceability, there can be no assurance that the historical legal standards surrounding questions of validity and enforceability will continue to be applied or that current defenses as to issued patents will, in fact, be considered substantial in the future. There can be no assurance as to the degree and range of protection any patent will afford, whether patents will issue or the extent to which the Company may inadvertently infringe upon patents granted to others.

         To date the Company has 161 issued trademark registrations and 155 pending trademark applications in the U.S. and in multiple foreign countries for protection of marks, including MACKIE.-REGISTERED TRADEMARK-, the running man design, VLZ-REGISTERED TRADEMARK-, ULTRAMIX-REGISTERED TRADEMARK-, and the three dimensional configuration of the 24-8 Bus and 32-8 Bus. In addition the Company asserts common law trademark protection for various marks, and may in the future seek registration. Mackie intends to continue filing applications for trademark protection on various marks, as well as identifying other marks as trademarks of the Company. However, there is no assurance that trademark protection will be granted in any or all countries in which Mackie has filed or will file for registration of trademarks, or any country in which Mackie currently sells or intends to sell products. There can be no assurance that, as regarding these applications, Mackie will be granted the breadth of description of goods or services identified in respective applications. Also, Mackie cannot provide any assurance that any mark, whether or not registered, could withstand a challenge as to validity. There is no assurance that its trademarks would not be considered confusingly similar to, or infringing of, a third-party mark or that Mackie could successfully defend any of its trademarks.

         Along with extensive trademark and patent registration and filings, the Company has claimed copyright protection for works of original authorship, including product brochures, literature, advertisement, and web pages. In certain cases, the Company has filed and will continue to file for copyright registration in the U.S.

While copyrights provide certain legal rights of enforceability, there can be no assurance as to the ability to successfully prevent others from infringing upon Mackie's copyrights.

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

         By contrast, RCF has traditionally not sought patent protection for its products. Similarly, RCF has not pursued trademark or copyright protection except for the names "RCF" and "Artesuono."

MANUFACTURING

         The Company manufactures its products in its facilities near Seattle, Washington and in northern Italy. Nearly all of the Company's products share many components, which allows for integrated manufacturing of several distinct products and in certain cases significant part purchase volume discounts. Much of the Company's mixer console and power amplifier assembly work is performed on automated component-insertion machines. Currently, the assembly of most of the parts in a circuit board is automated.

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

EMPLOYEES

         At December 31, 1998, the Company and its subsidiaries had 946 full-time equivalent employees, including 106 in marketing, sales and customer support, 60 in research and development, 710 in manufacturing and manufacturing support (which includes manufacturing engineering) and 70 in administration and finance. Approximately 120 of the Company's employees in Italy are represented by a labor union, and the Company believes relations with all employees, union and non-union, are favorable.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         THE COMPANY'S DISCLOSURE AND ANALYSIS IN THIS REPORT CONTAIN SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE THE COMPANY'S CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO FUTURE ACTION, PROSPECTIVE PRODUCTS, NEW TECHNOLOGIES, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED PRODUCTS, SALES EFFORTS, EXPENSES, YEAR 2000 AND EURO COMPLIANCE REMEDIATION ACTIVITIES, THE OUTCOME OF CONTINGENCIES, AND FINANCIAL RESULTS.

         ANY OR ALL OF THE COMPANY'S FORWARD-LOOKING STATEMENTS IN THIS REPORT OR IN ANY OTHER PUBLIC STATEMENT MADE BY THE COMPANY MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS MADE BY THE COMPANY OR BY KNOWN OR UNKNOWN RISKS OR UNCERTAINTIES. MANY FACTORS - FOR EXAMPLE, PRODUCT COMPETITION AND PRODUCT DEVELOPMENT - WILL BE IMPORTANT IN DETERMINING FUTURE RESULTS. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED. ACTUAL RESULTS MAY MATERIALLY VARY.

         THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY FUTURE DISCLOSURES MADE BY THE COMPANY ON RELATED SUBJECTS IN THE COMPANY'S 10-Q, 8-K AND 10-K REPORTS TO THE SEC. ALSO, NOTE THAT THE COMPANY PROVIDES THE FOLLOWING CAUTIONARY DISCUSSION OF RISKS, UNCERTAINTIES AND POSSIBLE INACCURATE ASSUMPTIONS RELEVANT TO THE COMPANY'S BUSINESS. THESE ARE FACTORS THAT THE COMPANY THINKS COULD CAUSE ITS ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED AND HISTORICAL RESULTS. OTHER FACTORS BESIDES THOSE LISTED HERE COULD ALSO ADVERSELY AFFECT THE COMPANY. THIS DISCUSSION IS PERMITTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         DEVELOPMENT, INTRODUCTION AND SHIPMENT OF NEW PRODUCTS. The Company currently is developing new analog and digital mixers, amplifiers and loudspeakers. Significant resource, technological, supplier, manufacturing or other problems may delay the development, introduction or manufacture of these products.

         The Company's sales have been significantly affected by delays in developing and releasing new products. Some customers waited for the Company's new products, while others purchased products from the Company's competitors. Delays in the completion and shipment of new products, or failure of customers to accept new products, may affect future results.

         VARIABILITY IN QUARTERLY OPERATING RESULTS. The Company's operating results tend to vary from quarter to quarter. The Company's revenue in each quarter is substantially dependent on orders received within that quarter. Conversely, the Company's expenditures are based on investment plans and estimates of future revenues. The Company may, therefore, be unable to quickly reduce spending if revenues decline in a given quarter. As a result, operating results for that quarter will suffer. The Company's results of operations for any one quarter are not necessarily indicative of results for any future period.

         Other factors which may cause the Company's quarterly results to fluctuate include:

--       increased competition in the Company's niche markets
--       timing of new product announcements
--       product releases and pricing changes by the Company or its competitors
--       market acceptance or delays in the introduction of new products
--       production constraints
--       the timing of significant orders
--       customers' budgets
--       foreign currency exchange rates

         Due to all of the foregoing factors, it is possible that in some future quarters the Company's operating results will be below the expectations of analysts and investors.

         RAPID TECHNOLOGICAL CHANGE. Product technology in the Company's industry evolves rapidly, making timely product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render the Company's existing products obsolete and unmarketable. If the Company cannot develop products in a timely manner in response to industry changes, or if the Company's products do not perform well, the Company's business and financial condition will be adversely affected. Also, the Company's new products may contain defects or errors which give rise to product liability claims against the Company or cause them to fail to gain market acceptance.

         ECONOMIC AND MARKET CONDITIONS. The Company's business is impacted by domestic and global economic conditions and by the health of the professional audio market in the world. The Company's operations may in the future reflect substantial fluctuations from period to period as a consequence of such general economic and market conditions. These factors could have a material adverse effect on the Company's business and financial condition.

         COMPETITION. The Company expects competition to increase from both established and emerging companies. If the Company fails to compete successfully against current and future sources of competition, the Company's profitability and financial performance may be adversely affected.

         DEPENDENCE ON SUPPLIERS. Certain parts used in the Company's products are currently available from either a single supplier or from a limited number of suppliers. If the Company cannot develop alternative sources of these components, or if the Company experiences deterioration in its relationship with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect the Company's operating results.

         Because the Company relies on a small number of suppliers for certain parts, the Company is subject to possible price increases by these suppliers. Also, the Company may be unable to accurately forecast its production schedule. If the Company underestimates its production schedule, suppliers may be unable to meet the Company's demand for components. This delay in the supply of key components may materially adversely affect the Company's business.

         INTERNATIONAL OPERATIONS. International sales represented approximately 44% of the Company's net sales for the year ended December 31, 1998. The Company expects that international sales will continue to be a significant portion of its revenue. International sales may fluctuate due to various factors, including:

--         unexpected changes in regulatory requirements
--         tariffs and taxes
--         difficulties in staffing and managing foreign operations
--         longer average payment cycles and difficulty in collecting accounts receivable
--         fluctuations in foreign currency exchange rates
--         product safety and other certification requirements
--         political and economic instability


         The European Community and European Free Trade Association have established certain electronic emission and product safety requirements ("CE"). Certain of the Company's new products have not yet met these requirements. Failure to obtain either a CE certification or a waiver for any product may prevent the Company from marketing that product in Europe.

         The Company operates subsidiaries in Italy, the United Kingdom, Germany, France, the Netherlands and China. The Company's business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on these currencies.

         PROTECTION OF INTELLECTUAL PROPERTY. Refer to the section captioned "Proprietary Technology" in Item 1 above.

         ACQUISITIONS AND BUSINESS COMBINATIONS. In June 1998, the Company acquired RCF, a manufacturer of loudspeakers and speaker components. This was a step to expand the Company's product line and manufacturing capabilities. The Company is currently working to integrate the two companies' product offerings. Integrating the products and operations of RCF with the Company's may place significant burdens on the Company's management and operating teams, and may divert management's attention from its other business concerns. If the Company fails to integrate RCF's products and operations with its own, the Company's business and financial condition may suffer. The RCF products may not be accepted by the Company's sales channels or customers.

         The Company may pursue additional acquisitions of complementary technologies, product lines or businesses. Further acquisitions may include risks like those involved in the Company's acquisition of RCF, as well as risks of entering markets where the Company has no or limited prior experience, the potential loss of key employees of the acquired company, and impairment of relationships with existing employees, customers and business partners. Further acquisitions may also impact the Company's financial position. For example, the Company may use significant cash or incur additional debt, which would weaken the Company's balance sheet. The Company may also amortize expenses related to the goodwill and intangible assets acquired, which may reduce the Company's profitability.

         The Company cannot guarantee that future acquisitions will improve the Company's business or operating results.

         DEPENDENCE ON KEY PERSONNEL. The Company's future success will depend in large part on the continued service of many of its technical, marketing, sales and management personnel and on its ability to attract, train, motivate and retain highly qualified employees. The Company's employees may voluntarily terminate their employment with the Company at any time. Competition for highly qualified employees is intense, and the process of locating technical, marketing, sales and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. The Company believes that it will need to hire additional technical personnel in order to enhance its existing products and to develop new products. If the Company is unable to hire additional technical personnel, the development of new products and enhancement would likely be delayed. The loss of the services of key personnel or the inability to attract new personnel could have a material adverse effect upon the Company's results of operations.

         RISK OF YEAR 2000 NON-COMPLIANCE. Refer to the section captioned "Year 2000 Issue" in Item 7 below.

         RISK OF EURO NON-COMPLIANCE. Refer to the section captioned "Euro Conversion" in Item 7 below.

ITEM 2.  PROPERTIES

         The Company's headquarters near Seattle, Washington house its manufacturing, administrative, sales and marketing, research and development and customer support operations. The building, which is occupied pursuant to a lease through December 31, 2004, is an 89,000 square foot manufacturing and office facility. The monthly rent stated in the lease is $56,613, adjusted annually for changes in the Consumer Price Index (monthly rent expense in 1998 was $60,982). The Company leases its facility from Mackie Holdings, LLC, an entity owned by three significant shareholders and directors of the Company, on terms the Company believes are at least as favorable to the Company as might have been obtained from unaffiliated parties.

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

         The Company's primary facilities in Reggio Emilia, Italy comprise a manufacturing facility totaling 119,000 square feet and a building for administrative offices of 14,000 square feet. Both facilities are Company-owned.

ITEM 3.  LEGAL PROCEEDINGS

         In June 1997, the Company filed a lawsuit against certain parties, including one of the Company's major competitors and a major dealer of the Company's products, alleging infringement of its intellectual property rights. The suit against the Company's former dealer has been settled in full, and the dealer will resume representation of Mackie's products on April 2, 1999. The remaining defendants include Behringer Spezielle Studio-Technick Gmbh ("Behringer") and Ulrich Bernard Behringer. The suit claims damages in the amount of $327 million. Cases are pending in the United States District Court for the Western District of Washington and a local court in the United Kingdom. Behringer has filed counterclaims alleging unspecified damages. While the Company intends to vigorously prosecute its claims and the counterclaims, there can be no assurance that the Company will prevail in any of these actions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "MKIE." The following table sets forth the high and low sale prices as reported on NASDAQ for the periods indicated. These prices do not include retail markups, markdowns or commissions.


                                                Common Stock
                               -----------------------------------------------
                                          HIGH                     LOW
                               ------------------------ ----------------------
 Year Ended December 31, 1997:
  First Quarter                            $  8.00                 $ 5.88
  Second Quarter                           $  8.88                 $ 5.63
  Third Quarter                            $  9.88                 $ 7.75
  Fourth Quarter                           $ 10.25                 $ 6.00


 Year Ended December 31, 1998:
  First Quarter                            $  7.50                 $ 6.19
  Second Quarter                           $  7.75                 $ 6.25
  Third Quarter                            $  7.75                 $ 5.88
  Fourth Quarter                           $  7.13                 $ 5.25

         As of March 15, 1999, there were 12,324,558 shares of Common Stock outstanding held by approximately 93 holders of record. The number of holders does not include individual participants in security position listings.

         In 1997 and 1998, the Company paid no dividends on its common stock. The Company's present policy is to retain earnings to finance the Company's business. Any future dividends will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, acquisition plans and plans for expansion, and any other factors that the Company's Board of Directors deems relevant. Under its bank loan agreement, the Company is prohibited from paying any dividends without prior approval from the bank. The Company has no present intention of paying dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


(in thousands, except per share data)
                                                     Year         Year           Year          Year          Year
                                                     Ended        Ended          Ended         Ended         Ended
                                                  12/31/98 (a)   12/31/97      12/31/96      12/31/95      12/31/94
                                                 -------------- ------------ ------------- ------------- -------------
STATEMENT OF INCOME DATA
-------------------------------------------------------------------------------------------------------------------------
   Net Sales                                          $100,975      $74,889       $73,236       $63,919       $49,907
-------------------------------------------------------------------------------------------------------------------------
   Gross Profit                                       $ 38,271      $27,796       $28,025       $27,163       $21,887
-------------------------------------------------------------------------------------------------------------------------
   Operating Expenses                                 $ 30,106      $20,670       $17,784       $13,627       $10,388
-------------------------------------------------------------------------------------------------------------------------
   Pro Forma Net Income (b)                           $  5,581      $ 5,537       $ 7,421       $ 9,026       $ 7,555
-------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
-------------------------------------------------------------------------------------------------------------------------
   Working Capital                                    $ 35,784      $35,956       $32,020       $30,154       $ 7,004
-------------------------------------------------------------------------------------------------------------------------
   Total Assets                                       $119,337      $53,372       $46,256       $38,046       $13,592
-------------------------------------------------------------------------------------------------------------------------
   Long-Term Debt                                     $ 23,011      $     0       $     0       $     0       $   383
-------------------------------------------------------------------------------------------------------------------------
   Shareholders' Equity                               $ 49,569      $46,478       $42,283       $34,807       $ 8,244
-------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE DATA (DILUTED BASIS)
-------------------------------------------------------------------------------------------------------------------------
   Diluted Income Per Share                           $   0.43      $  0.41       $  0.55       $  0.73       $  0.68
-------------------------------------------------------------------------------------------------------------------------
   Shares Used In Diluted Income Per Share              12,945       13,401        13,611        12,362        11,140
-------------------------------------------------------------------------------------------------------------------------

 (a) Includes financial data of RCF which was acquired June 29, 1998. Results of operations for RCF are included beginning July 1, 1998.

(b) Through August 16, 1995, the Company was taxed as an S Corporation and therefore was not subject to income taxes. The pro forma income statement data includes certain adjustments to reflect a provision for income taxes as if the Company had been subject to income taxes as a C Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. In particular, statements herein regarding future results of operations and financial position, the Company's ability to develop and introduce new products, the Company's ability to manage its rapid growth, its ability to integrate the operations of RCF, the assessment of the Company's Year 2000 and euro compliance exposures and completion of remediation efforts, and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussions and the section entitled "Business - Cautionary Factors That May Affect Future Results" describe some, but not all, of the factors that could cause these differences.

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

         The Company's gross margins are also affected by its international sales. Typically, gross margins from exported products by Mackie are lower than from those sold in the U.S. due to discounts offered to its international distributors. RCF does not offer discounts to its distributors. The discounts offered by Mackie are given because the international distributor typically incurs certain expenses, including technical support, product service and in-country advertising, that the Company normally incurs for domestic sales. The Company offered its international distributors a weighted-average discount of approximately 10.1% in 1998, 14.8% in 1997, and 12.7% in 1996. The decrease in discounts in 1998 is attributable to the lack of discounts offered by RCF. Sales outside the U.S. represented approximately 44%, 38%, and 38% of the Company's net sales in 1998, 1997 and 1996, respectively.

         The Company's gross margins are also affected by the purchase of some components outside of the U.S. and Italy. As a result of fluctuations in the value of local currencies relative to the U.S. dollar and Italian lira, some of the Company's international component suppliers have increased prices and may further increase prices. The Company employs foreign exchange hedging strategies for certain currencies to help mitigate the effect of currency fluctuations.

         The Company's gross margins have fluctuated from time to time due primarily to inefficiencies related to the introduction and manufacturing of new products and inefficiencies associated with integrating new equipment into the Company's manufacturing processes. Historically, fluctuations have also resulted from varying prices of components and competitive pressures.

         The Company plans to introduce new products and product revisions at a more rapid rate than it has in the past. Some anticipated new products will require the implementation of manufacturing practices with which the Company is not familiar. This could result in lower margins as the Company becomes more familiar with new manufacturing procedures.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 AS COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         The results of operations for the year ended December 31, 1998 include the results of operations for RCF beginning July 1, 1998.

NET SALES

         The Company's net sales increased 34.8% to $101.0 million in 1998 from $74.9 million in 1997. The increase was primarily attributable to the inclusion of RCF's sales of $22.5 million. Sales outside the U.S. increased to 44% of the Company's total net sales in 1998 from 38% in 1997. This increase was due mainly to the inclusion of sales by RCF whose sales outside of the U.S. comprised 89% of its total net sales for the six months ended December 31, 1998.

COST OF SALES

         Gross profit was $38.3 million in 1998 compared with $27.8 million in 1997. The increase was largely attributable to the inclusion of RCF's gross profit of $8.6 million. Gross profit as a percentage of sales increased to 37.9% in 1998 from 37.1% in 1997. The increase in gross margin percentage was due primarily to a difference in product mix for 1998 compared with 1997 as sales of certain product lines provided higher gross margins than other product lines.

MARKETING AND SALES

         Marketing and sales expenses increased to $15.1 million in 1998 from $9.9 million in 1997. The increase was primarily attributable to the inclusion of marketing and sales expenses for RCF of $4.1 million. The primary components of marketing and sales expenses include salaries ($3.5 million in 1998 and $2.0 million in 1997), independent representatives' commissions ($4.0 million in 1998 and $2.7 million in 1997), and advertising ($3.7 million in 1998 and $3.0 million in 1997). As a percentage of net sales, marketing and sales expenses increased to 15.0% in 1998 from 13.3% in 1997.

ADMINISTRATIVE

         Administrative expenses increased to $9.9 million for 1998 from $4.8 million for 1997. The increase was primarily attributable to the inclusion of administrative expenses for RCF of $3.6 million. This increase was also due to increased legal expenses due to the lawsuit filed by the Company against certain parties alleging infringement of its intellectual property rights (see Item 3, "Legal Proceedings" in this Form 10-K). As a percentage of net sales, administrative expenses were 9.8% in 1998 compared with 6.5% in 1997.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased to $5.1 million in 1998 from $5.9 million in 1997. As a percentage of net sales, these expenses decreased to 5.0% in 1998 from 7.9% in the corresponding period of 1997. This decrease was due primarily to decreases in prototype and other expenditures. R&D expenses for RCF were $759,000. Mackie has historically incurred a higher percentage of R&D expenses as a percentage of net sales when compared with RCF due to a higher level of product development and innovation.

INTEREST INCOME AND INTEREST EXPENSE

         Interest income decreased to $782,000 in 1998 compared with $791,000 in 1997 due to a lower average cash balance. Interest expense increased to $1,521,000 in 1998 from none in 1997 primarily due to borrowings related to the acquisition of RCF and to interest-bearing debt carried by RCF.

INCOME TAX PROVISION

         The provision for income taxes for 1998 of $2,052,000 represents an overall effective rate for 1998 of 26.8%. The provision for income taxes for 1997 of $2,373,000 represented an overall effective rate for 1997 of 30.0%. The decrease in the overall effective rate in 1998 compared with the statutory rate is primarily due to the benefits provided by the Company's foreign sales corporation and the research and development tax credit.

YEAR ENDED DECEMBER 31, 1997 AS COMPARED WITH YEAR ENDED DECEMBER 31, 1996

NET SALES

         The Company's net sales increased 2.3% to $74.9 million in 1997 from $73.2 million in 1996. The increase in sales was primarily attributable to sales from new products (the SR40-8, FR Series power amplifiers, and the HR824 active studio monitor), partially offset by a decrease in sales in two mixer product lines (the 8-Bus Series mixers and compact mixers). Sales of the SR40-8 (which became available in December 1996), FR Series power amplifiers (which became available in December 1996), and the HR824 active studio monitor (which became available in August 1997) accounted for 20% of net sales in 1997. Sales of the 8-Bus Series mixers decreased to 16% of net sales in 1997 from 25% in 1996. Sales of compact mixers were 47% of net sales in 1997 compared with 53% in 1996. Sales outside the U.S. represented 38% of the Company's net sales in both 1997 and 1996.

COST OF SALES

         Gross profit was $27.8 million in 1997 compared with $28.0 million in 1996. Gross profit as a percentage of net sales decreased to 37.1% in 1997 from 38.3% in 1996. The decrease in gross margin percentage was due to start-up costs associated with initial production of the SR40-8 and the FR Series -TM- power amplifier, both of which were shipped in significant quantities for the first time in the first quarter of 1997. The gross margin percentage decrease was also due to a higher weighted-average discount offered to international distributors. Additionally, the decrease in gross margin percentage was due to a difference in product mix in 1997 compared with 1996 as sales of certain product lines provided lower gross margins than other product lines.

MARKETING AND SALES

         Marketing and sales expenses increased to $9.9 million in 1997 from $9.2 million in 1996. This increase was due primarily to increased marketing and sales staff and increased advertising expenses. The primary components of marketing and sales expenses include salaries ($2.0 million in 1997 and $1.7 million in 1996), independent representatives' commissions ($2.7 million in 1997 and $2.9 million in 1996), and advertising ($3.0 million in 1997 and $2.7 million in 1996). Marketing and sales expenses as a percentage of net sales were 13.3% in 1997 compared with 12.6% in 1996.

ADMINISTRATIVE

         Administrative expenses decreased to $4.8 million in 1997 from $5.0 million in 1996. This decrease was due primarily to a reallocation of rent expense from administrative expenses to manufacturing overhead as additional space was utilized in the manufacturing process, partially offset by an increase in various other expenditures. Administrative expenses as a percentage of net sales were 6.5% in 1997 compared with 6.8% in 1996.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased to $5.9 million in 1997 from $3.6 million in 1996. As a percentage of net sales, these expenses increased to 7.9% in 1997 from 4.9% in 1996. This increase was due primarily to increases in R&D staff and expenditures as the Company expanded its product line into other pro-audio categories.

INTEREST INCOME

         Interest income decreased to $791,000 in 1997 from $863,000 in 1996 due to a lower average cash balance.

INCOME TAX PROVISION

         The provision for income taxes for 1997 of $2.4 million represented an overall effective rate of 30.0%. The provision for income taxes for 1996 of $3.7 million represented an overall effective rate for 1996 of 33.1%. The decrease in the overall effective rate in 1997 compared with 1996 is due to the increased benefits provided by the Company's foreign sales corporation and the research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company used internally generated cash to finance its operations during 1998 and 1997. The Company's operating activities generated cash of $177,000 in 1998 and $2.6 million in 1997. Net cash provided by operating activities in 1998 was primarily attributable to net income, depreciation and amortization, offset by increases in accounts receivable and inventory.

          Net cash used in investing activities increased to $15.4 million in 1998 from $2.6 million in 1997, due principally to the acquisition of RCF and purchases of furniture and equipment. The Company had no significant capital expenditure commitments at December 31, 1998. The Company intends to finance its 1998 capital expenditures from cash provided by operations, current cash reserves and existing credit facilities.

         Net cash provided by financing activities in 1998 was $14.0 million compared with net cash used in financing activities during 1997 of $1.3 million. The cash provided by financing activities in 1998 was due principally to proceeds from bank credit facilities used for the acquisition of RCF. During 1998, the Company repurchased approximately 392,000 shares of its own stock at a total cost of $2.6 million.

         In June 1998, the Company entered into a credit agreement with a bank to provide certain credit facilities to the Company, including a $14.0 million loan for the acquisition of RCF of which $12.5 million was outstanding at December 31, 1998. Unused amounts under the loan may be used for general corporate purposes. The loan, which is secured by all of the Company's assets, bears interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. Interest under the loan is payable monthly. Principal is payable in installments equal to 1/7 of the amount borrowed on September 30 of each year commencing September 30, 1999. All outstanding principal and interest amounts are due on September 30, 2003. The agreement also provides a $5.0 million unsecured line of credit to finance any unexpected working capital requirements. The line of credit bears interest at the same rate as the acquisition loan. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility, such as interest rate, repayment period and collateral, will be determined at the time advances are made to the Company. The Company also has a $1.75 million line of credit for the purchase of foreign exchange contracts. At December 31, 1998, there was $200,000 outstanding on the $5.0 million line of credit and there were no outstanding balances on the other credit lines. These credit facilities (excluding the acquisition loan) expire April 30, 2000. Under the terms of the credit agreement, the Company must maintain certain financial ratios and tangible net worth. The Company is in compliance with all such covenants. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. The agreement also imposes an annual capital expenditure limit of $10 million.

         RCF has entered into agreements with several banks that provide short-term credit facilities totaling approximately $25 million. At December 31, 1998, there was approximately $11.8 million outstanding under these facilities. The majority of these credit facilities are secured by RCF's receivables. Interest rates on these credit facilities range from 2.2% to 12.5%. RCF also has various long-term loans outstanding at December 31, 1998, totaling approximately $14.8 million, which bear interest at rates from 3.1% to 8.8%. These loans mature at varying dates up to 2007 and certain of these loans are secured by specific assets of RCF.

         The Company has granted options to various individuals to purchase shares of the Company's common stock. As of December 31, 1998, options to purchase 3,417,900 shares of common stock at exercise prices of $5.55 per share to $13.88 per share are outstanding and 2,010,950 of these options are exercisable. The exercise of these options would provide additional cash to the Company.

         The Company believes that existing cash and cash equivalent balances together with cash generated from operations and cash available from credit facilities will be sufficient to finance the Company's operations at least through 1999.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

         Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

         Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. dollar amounts at average rates during the period. To date, the foreign currency exchange rates have not significantly impacted the Company's profitability.

YEAR 2000 ISSUE

         The "Year 2000 Issue" or "Y2K" refers to the practice of many existing computer programs using only the last two digits when designating a year. Therefore, these programs cannot distinguish a year that begins with 19 from a year that begins with 20. If not corrected, many computer applications could fail or create erroneous results beginning January 1, 2000. The following analysis addresses the issues at the Company's locations in Woodinville, Washington (referred to as "Mackie-Woodinville") and in Italy (referred to as "RCF").

READINESS

         INFORMATION SYSTEM - ENTERPRISE RESOURCE PLANNING SYSTEM (ERP). Y2K inspection at Mackie-Woodinville has revealed two systems requiring updating: the shipping manifest system, and the general ledger module of the manufacturing system. Integration of the replacement shipping system is scheduled to begin March 1999 and be completed in April 1999. The general ledger module is to be replaced by a Y2K compliant version from the software developer. This work is scheduled to begin May 1999, and be completed by the end of the second quarter of 1999. Both of these systems, if left unchanged, would run correctly until December 31, 1999.

         RCF completed the analysis of its system in mid-1998. Its ERP was determined to be Y2K non-compliant and implementation of a solution began February 1999. The project is scheduled to have the first release of converted software available for testing in early April 1999, with a six-week test cycle to follow. The problem resolution phase of the project is scheduled to run for a six-week period following the test cycle. The revised software is scheduled to be in place in July 1999. At present, the project is on schedule.

         INFORMATION SYSTEMS - HARDWARE. Hardware at Mackie-Woodinville has undergone a preliminary review showing no major problems. A detailed PC hardware analysis is under way and is scheduled to be completed by April 30, 1999. Server hardware has already been found to be Y2K compliant. The primary ERP server at Mackie recently had its Unix operating system upgraded to make it entirely Y2K compliant. Other equipment with embedded systems are currently also being inspected, with completion scheduled for the end of the second quarter of 1999.

         RCF has purchased all server hardware required for Y2K compliance. The new hardware will be used initially for testing of the Y2K modifications, then run as the live system following the conversion. The PC and network server analyses are expected to take place in October 1999. The Company does not consider this to be a point of risk given that, with the exception of a small number of PCs, all hardware is new and Y2K compliant.

         VENDORS. Mackie-Woodinville has undergone a process to evaluate the Y2K preparedness of its critical vendors. Of these vendors, any that are "in the process" of completing their Y2K preparations will be audited quarterly for progress. Mackie-Woodinville has in place a plan to evaluate the cost and time to develop alternate sources for goods, plus a program to evaluate the cost and storage requirements to ensure an uninterrupted supply of goods while engaging alternate suppliers.

         RCF has begun the process of identifying key vendors and assessing the Y2K compliance of these vendors. Vendors will be asked about their Y2K compliance plans and based on their responses, RCF plans to take appropriate actions to mitigate the possible impact of Y2K issues.

         CUSTOMERS. A customer evaluation process is being put in place by Mackie-Woodinville to ensure that critical customers will be compliant. Of these customers who are not already Y2K compliant, those preparing for Y2K compliance will be audited quarterly. These customers may ultimately receive an onsite visit and be asked to demonstrate contingency plans if Y2K preparation efforts do not appear to be adequate or timely.

         RCF plans to assess customer Y2K issues through direct inquiry of key customers. Based on their responses, RCF will determine the steps that need to be taken to minimize the impact of Y2K issues.

         PRODUCTS. All Mackie products using microprocessors or other digital-based technology have been reviewed and found to be Y2K compliant.

         All RCF products are manufactured without a microprocessor or other digital-based technology and, therefore, are not affected by Y2K issues.

COSTS

         All Y2K resolution issues at Mackie-Woodinville have been budgeted at less than $50,000.

         RCF has a total Y2K budget of $250,000. All costs are expected to be funded by cash flow from operations.

RISKS

         Risk to Mackie-Woodinville is fairly low regarding issues that are directly within the Company's control. Systems at risk of failure are scheduled to be Y2K compliant by the end of the second quarter of 1999, and would not fail until January 1, 2000. External influences are being managed to minimize any potential impact on the business.

         The greatest risk for RCF is in the conversion of the manufacturing/MRP module of its ERP. In this area, the most likely error would be one of missing the conversion of a date field, or the incorrect conversion of a date. The Company contracted to do this conversion will be available following the "go live" date on the converted software and will support the system on a maintenance agreement. Another point of risk is the timing of availability of the converted software for installation, although this risk is deemed by the Company to be fairly low.

CONTINGENCY PLANS

         Contingency plans are being worked on for RCF in the event that software is not available for installation until some period after the scheduled "go live" date. The primary focus is on the manufacturing system and MRP. Research is being done on finding an option to quickly port critical manufacturing information over to a backup system to keep the Company running for a short period should the converted software not be available by the required date.

         If the remediation efforts of the Company's key suppliers and customers are unsuccessful in dealing with Y2K problems and if the Company's efforts to mitigate the impact of such problems are unsuccessful, there may be a material adverse impact on the Company's consolidated results and financial condition. The Company is unable to quantify any potential impact at this time, but will continue to monitor and evaluate the situation.

EURO CONVERSION

         With the introduction of the euro, European business systems are being forced to handle currencies in a new way. There are many rules governing precisely how these systems must act when transacting the euro. Greatly simplified, some of the systems-related business issues include:

-- As of January 1, 1999, it is optional to use euro in business transactions in participating countries. An example of the impact would be: companies may request to be invoiced in euro and the company writing the invoice is obliged to do so. During the period of optional compliance, a company may choose to run its financial systems in its existing currency, or in euro.

-- As of January 1, 2002, there will be mandatory euro compliance in participating countries. At this time, it will be necessary to make all financial transactions within the participating countries using euro, as well as run the financial systems with the "base currency" being euro.

-- In the past it was possible for a system to simply multiply or divide by some factor to find the amount of exchange between two currencies. Under the rules governing the euro, it will soon be necessary to "triangulate" the exchange between any two non-euro currencies by first exchanging to euro, then to the target currency. There are a minimum number of digits of precision that are to be carried throughout all exchange calculations.

         RCF's computer system does not support the euro currency, and at this time it is believed that reprogramming the system is likely not an economically viable option. Until a euro solution is implemented, the current system must continue to be used. One major shortcoming of doing so is the ability of this system to invoice multiple currencies when a Value-Added Tax
(VAT) is being applied. Currently, the system is only able to properly apply VAT to lira-denominated invoices. This means that euro invoices for Italian customers who request to be billed in euros instead of lira will need to be done external to the primary business system. Although the date for mandatory euro compliance is January 1, 2002, it is believed that the existing system will be utilized until mid-2001 after which time the effort to run a non-compliant system will increase to the point that it's no longer a feasible option.

         The task of making RCF euro-compliant has already begun with the investigation of alternate systems. The cost to achieve euro-compliance for RCF is currently unknown.

SHARE REPURCHASE PROGRAM

         The Company has been authorized by its board of directors to repurchase up to 850,000 shares of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, and may commence or be discontinued at any time. As of December 31, 1998, the Company had repurchased approximately 600,000 shares under this program at a total cost of approximately $4.3 million.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company does not have any derivative financial instruments as of December 31, 1998. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

         The Company's interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company's cash equivalents and marketable securities as well as interest paid on debt.

         The Company has lines of credit and other debt whose interest rates are based on various published prime rates that may fluctuate over time based on economic changes in the environment. The Company is subject to interest rate risk, and could be subject to increased interest payments if market interest rates fluctuate. The Company does not expect any change in the interest rates to have a material adverse effect on the Company's results from operations.

FOREIGN CURRENCY RISK

         The Company operates subsidiaries in Italy, the United Kingdom, Germany, France, the Netherlands and China. The Company's business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on their currencies.

         The Company employs foreign exchange hedging strategies for certain currencies to help mitigate the effect of currency fluctuations. To date, the foreign currency exchange rates have not significantly impacted the Company's profitability.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 24 through 39.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Mackie Designs Inc.

      We have audited the accompanying consolidated balance sheets of Mackie Designs Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mackie Designs Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.


                                                     Ernst & Young LLP

Seattle, Washington
February 26, 1999

                              MACKIE DESIGNS INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                       1998               1997
                                                                                 ------------------ ------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $    123,611       $    975,180
    Available-for-sale securities                                                       6,309,659         10,864,401
    Accounts receivable, less allowance of $1,421,000 in 1998 and $481,000 in
       1997                                                                            30,501,951         10,614,515
    Inventories                                                                        39,748,903         17,761,462
    Prepaid expenses and other current assets                                           1,786,964          1,287,311
    Deferred taxes                                                                      1,770,000            670,000
                                                                                 ------------------ ------------------
       Total current assets                                                            80,241,088         42,172,869

Property, plant and equipment, net of accumulated depreciation                         24,569,027         10,605,164
Goodwill, net of accumulated amortization                                               7,868,783             --
Bonds                                                                                   4,293,524             --
Other assets                                                                            1,917,086            594,390
Deferred taxes                                                                            447,501             --
                                                                                 ------------------ ------------------

Total assets                                                                         $119,337,009       $ 53,372,423
                                                                                 ------------------ ------------------
                                                                                 ------------------ ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $ 14,351,463       $  3,822,239
    Bank line of credit and other short-term debt                                      12,057,654             --
    Commissions payable                                                                 2,001,716            664,983
    Accrued payroll and related taxes                                                   2,731,363            785,530
    Other accrued liabilities                                                           3,212,832            596,227
    Income taxes payable                                                                1,762,752            348,173
    Current portion of long-term debt                                                   8,339,468             --
                                                                                 ------------------ ------------------
       Total current liabilities                                                       44,457,248          6,217,152

Long-term debt                                                                         18,984,200             --
Employee and other liabilities                                                          4,026,514             --
Deferred taxes                                                                          1,973,328            596,000
Other deferred items                                                                      206,776             81,250
Minority interest                                                                         119,886             --

Shareholders' equity:
    Preferred stock, no par value:
       Authorized shares - 5,000,000; Outstanding shares - none
    Common stock, no par value:
       Authorized shares - 40,000,000; Issued and outstanding shares -
         12,356,486 and 12,733,650 in 1998 and 1997, respectively                      27,102,335         29,657,210
    Retained earnings                                                                  22,401,585         16,820,811
    Accumulated other comprehensive income                                                 65,137             --
                                                                                 ------------------ ------------------
       Total shareholders' equity                                                      49,569,057         46,478,021
                                                                                 ------------------ ------------------

Total liabilities and shareholders' equity                                           $119,337,009       $ 53,372,423
                                                                                 ------------------ ------------------
                                                                                 ------------------ ------------------

SEE ACCOMPANYING NOTES.

                              MACKIE DESIGNS INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      Years Ended December 31,
                                                         1998                   1997                   1996
                                                  -------------------    -------------------    -------------------
Net sales                                              $100,975,066           $ 74,889,420           $ 73,235,925
Cost of goods sold                                       62,703,694             47,093,131             45,210,585
                                                  -------------------    -------------------    -------------------
Gross profit                                             38,271,372             27,796,289             28,025,340

Operating expenses:
    Marketing and sales                                  15,098,656              9,938,507              9,202,448
    Administrative                                        9,912,627              4,839,780              4,979,320
    Research and development                              5,094,333              5,892,178              3,602,727
                                                  -------------------    -------------------    -------------------
       Total operating expenses                          30,105,616             20,670,465             17,784,495
                                                  -------------------    -------------------    -------------------
Operating income                                          8,165,756              7,125,824             10,240,845

Interest income                                             781,861                790,687                862,518
Interest expense                                         (1,520,648)               --                     --
Other income (expense)                                      227,932                 (7,060)               (11,104)
                                                  -------------------    -------------------    -------------------

Income before income taxes and minority interest          7,654,901              7,909,451             11,092,259

Income tax provision                                      2,052,211              2,372,800              3,671,600
                                                  -------------------    -------------------    -------------------

Income before minority interest                           5,602,690              5,536,651              7,420,659

Minority interest                                           (21,916)               --                     --
                                                  -------------------    -------------------    -------------------

Net income                                             $  5,580,774           $  5,536,651           $  7,420,659
                                                  -------------------    -------------------    -------------------
                                                  -------------------    -------------------    -------------------

Basic income per share                                 $       0.44           $       0.43           $       0.58
                                                  -------------------    -------------------    -------------------
                                                  -------------------    -------------------    -------------------

Diluted income per share                               $       0.43           $       0.41           $       0.55
                                                  -------------------    -------------------    -------------------
                                                  -------------------    -------------------    -------------------

SEE ACCOMPANYING NOTES.

                              MACKIE DESIGNS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                           1998                1997                 1996
                                                                    -------------------  ------------------   ------------------
OPERATING ACTIVITIES
     Net income                                                          $  5,580,774       $   5,536,651        $  7,420,659
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                        4,743,883           3,160,237           1,969,131
       Loss on asset dispositions                                               1,231             --                   11,104
       Increase in minority interest                                           21,916             --                   --
       Deferred income taxes                                                 (503,819)            266,000            (136,000)
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                        (4,380,292)           (921,480)             10,892
         Increase in inventory                                             (6,279,108)         (7,444,522)         (2,674,048)
         Decrease in income taxes receivable                                  --                  182,627             196,473
         (Increase) decrease in prepaid expenses and other
            current assets                                                    799,572            (613,726)            (65,738)
         Increase in other assets                                          (1,085,594)           (257,114)           (341,059)
         Increase in accounts payable and accrued expenses                  1,574,960           2,245,660             567,300
         Increase (decrease) in commissions payable                            99,287              37,609            (109,816)
         Increase (decrease) in income taxes payable                         (415,255)            348,173              --
         Increase in other deferred items                                      19,627              39,000              42,250
                                                                    -------------------  ------------------   ------------------
       Net cash provided by operating activities                              177,182           2,579,115           6,891,148

INVESTING ACTIVITIES
    Acquisition of business, net of cash acquired                         (14,645,175)             --                   --
    Purchases of marketable securities                                    (18,769,653)        (20,422,495)        (45,287,047)
    Proceeds from sales of marketable securities                            7,375,556           6,311,193           6,362,768
    Proceeds from maturities of marketable securities                      15,948,839          14,935,414          38,011,708
    Purchases of property, plant and equipment                             (5,337,924)         (3,452,611)         (7,611,708)
    Proceeds from asset dispositions                                           28,799              --                  86,630
                                                                    -------------------  ------------------   ------------------
       Net cash used in investing activities                              (15,399,558)         (2,628,499)         (8,437,649)

FINANCING ACTIVITIES
    Proceeds from bank loans                                               18,073,280              --                   --
    Payments on bank loans                                                 (1,608,935)             --                   --
    Additions to employee liabilities                                         313,168              --                   --
    Payments on employee liabilities                                         (232,790)             --                   --
    Net proceeds on bank line of credit and short-term debt                    75,206              --                   --
    Repurchase and retirement of common stock                              (2,638,125)         (1,657,808)              --
    Net proceeds from exercise of stock options                                83,250             316,188              55,500
                                                                    -------------------  ------------------   ------------------
       Net cash provided by (used in) financing activities                 14,065,054          (1,341,620)             55,500
                                                                    -------------------  ------------------   ------------------

Translation adjustments                                                       305,753              --                   --
                                                                    -------------------  ------------------   ------------------

Net decrease in cash and cash equivalents                                    (851,569)         (1,391,004)         (1,491,001)

Cash and cash equivalents at beginning of period                              975,180           2,366,184           3,857,185
                                                                    -------------------  ------------------   ------------------

Cash and cash equivalents at end of period                               $    123,611       $     975,180        $  2,366,184
                                                                    -------------------  ------------------   ------------------
                                                                    -------------------  ------------------   ------------------

SUPPLEMENTAL DISCLOSURES
Cash paid for interest                                                   $  1,617,000       $      --            $      --
                                                                    -------------------  ------------------   ------------------
                                                                    -------------------  ------------------   ------------------
Cash paid for income taxes                                               $  2,397,000       $   1,576,000        $  3,611,000
                                                                    -------------------  ------------------   ------------------
                                                                    -------------------  ------------------   ------------------

SEE ACCOMPANYING NOTES.

                             MACKIE DESIGNS INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                Accumulated Other
                                                                                  Retained        Comprehensive
                                              Shares             Amount           Earnings            Income             Total
                                          ----------------  ----------------- ----------------- ------------------  ---------------
Balance at December 31, 1995                 12,875,000       $ 30,943,330       $ 3,863,501         $   --           $ 34,806,831
    Issuance of common shares upon
       exercise of stock options                 10,000             55,500             --                --                 55,500

    Net income                                    --                --             7,420,659             --              7,420,659
                                         ----------------  -----------------  ----------------  -----------------  ----------------

Balance at December 31, 1996                 12,885,000         30,998,830        11,284,160             --             42,282,990
    Issuance of common shares upon
       exercise of stock options                 56,250            316,188            --                 --                316,188

    Repurchase of common shares                (207,600)        (1,657,808)           --                 --             (1,657,808)
    Net income                                    --                --             5,536,651             --              5,536,651
                                         ----------------  -----------------  ----------------  -----------------  ----------------

Balance at December 31, 1997                 12,733,650         29,657,210        16,820,811             --             46,478,021
    Issuance of common shares upon
       exercise of stock options                 15,000             83,250             --                --                 83,250

    Repurchase of common shares                (392,164)        (2,638,125)            --                --             (2,638,125)

    Net income                                    --                --             5,580,774             --              5,580,774
    Foreign currency translation                  --                --                 --                65,137             65,137
                                                                                                                   ----------------
    Comprehensive income                                                                                                 5,645,911
                                         ----------------  -----------------  ----------------  -----------------  ----------------

Balance at December 31, 1998                  12,356,486      $ 27,102,335      $ 22,401,585          $  65,137       $ 49,569,057
                                         ----------------  -----------------  ----------------  -----------------  ----------------
                                         ----------------  -----------------  ----------------  -----------------  ----------------

SEE ACCOMPANYING NOTES.

                             MACKIE DESIGNS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


1.  SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
      Mackie Designs Inc. (the Company) develops, manufactures, sells, and supports high-quality, reasonably priced professional audio equipment.
      The Company sells to retailers and distributors throughout the world, generally on open credit terms. Sales to customers outside of the U.S. approximated 44%, 38%, and 38% of net sales in 1998, 1997, and 1996, respectively.

PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION
      Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Net sales, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to shareholders' equity, net of taxes. Realized and unrealized gains and losses on foreign currency transactions are included in other income (expense).

REVENUE RECOGNITION
      Generally, revenues from sales of products are recognized when products are shipped.

CASH EQUIVALENTS
      The Company considers all highly-liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES
      Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.
      Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are primarily high-grade U.S. corporate securities, all of which are recorded at amortized cost which approximates fair value. Available-for-sale securities are classified in the balance sheet as current based on maturity dates.
      The amortized cost of debt securities classified as held-to-maturity is adjusted for accretion of discounts to maturity, over the estimated life of the security. Such amortization is included in interest income from investments.

INVENTORIES
      Inventories are carried at the lower of cost, using the first-in, first-out method, or market.

PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets of three to twenty years.

GOODWILL
      Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is being amortized on a straight-line basis over twenty years.

FAIR VALUE OF FINANCIAL INSTRUMENTS
      The carrying amounts of the Company's cash, marketable securities, prepaid expenses and other current assets, accounts payable, commissions payable, accrued payroll and other accrued liabilities, and long-term debt approximate fair value.

WARRANTY COSTS
      The Company provides an accrual for future warranty costs at the time of sale of products. The warranty for the Company's products generally covers defects in materials and workmanship for a period of one to five years.

ADVERTISING COSTS
      The cost of advertising is expensed as incurred. For the years ended December 31, 1998, 1997, and 1996, the Company incurred advertising expenses of $3.7 million, $3.0 million, and $2.7 million, respectively.

STOCK COMPENSATION
      The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company accounts for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option exercise price.

INCOME TAXES
      Income tax expense includes U.S. and foreign income taxes. Certain items of income and expense are not reported in both the tax returns and financial statement in the same year. The Company accounts for income taxes under the liability method. Under the liability method, deferred tax and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

INCOME PER SHARE
      Basic income per share excludes any dilutive effects of stock options. Basic income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and common equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

CONCENTRATIONS OF CREDIT RISK
      The Company is subject to concentrations of credit risk from its holdings of cash, cash equivalents, and securities. The Company's credit risk is managed by investing its cash in high-quality money market instruments, securities of the U.S. Government and its agencies, and high-quality corporate issues. In addition, a significant portion of the Company's accounts receivable are due from sales outside of the U.S. No international country accounted for more than 10% of net sales in any of the periods presented.

COMPREHENSIVE INCOME
      As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company's comprehensive income includes all items which comprise net income and the effect of foreign currency translation. Comprehensive income is shown on the consolidated statement of shareholders' equity.

BUSINESS SEGMENTS
      As of January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Information related to segment disclosures is contained in Note 14.

NEW ACCOUNTING PRONOUNCEMENTS
      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

2.  ACQUISITION
      On June 29, 1998, the Company, through a wholly owned subsidiary, acquired 100% of the capital stock of Radio Cine Forniture (R.C.F.) S.p.A. ("RCF"), an Italian corporation. RCF is a manufacturer of loudspeakers and speaker components based in Reggio Emilia, Italy. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price, plus related acquisition costs, was approximately $15 million. The excess of the purchase price over the fair value of net assets acquired, aggregating approximately $8 million, is included in goodwill. The results of operations of RCF have been included in the Company's consolidated results of operations beginning on July 1, 1998.

      The following table presents unaudited pro forma consolidated financial information for the years ended December 31, 1998 and 1997 as if the acquisition of RCF had occurred on January 1 of those years:

                                                      Years Ended
                                                      December 31,
                                         -------------------------------------
                                                1998               1997
                                         ------------------ ------------------
           Net sales                        $125,958,000       $121,974,000
                                         ------------------ ------------------
                                         ------------------ ------------------

           Net income                       $  4,717,000       $  3,981,000
                                         ------------------ ------------------
                                         ------------------ ------------------

           Diluted income per share         $       0.36       $       0.30
                                         ------------------ ------------------
                                         ------------------ ------------------

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

3.  INVESTMENTS
      The amortized cost of securities available-for-sale approximated fair market value and was as follows:

                                                      December 31,
                                         -------------------------------------
                                                1998               1997
                                         ------------------ ------------------
     U.S. corporate securities               $ 6,309,659        $ 6,680,463
     U.S. Government securities                 --                4,183,938
                                         ------------------ ------------------
                                         ------------------ ------------------
                                             $ 6,309,659       $ 10,864,401
                                         ------------------ ------------------
                                         ------------------ ------------------

      As of December 31, 1998, the securities available-for-sale have contractual maturities of one year or less.

      RCF holds various zero-coupon Italian bank bonds as collateral for two bank term loans (see Note 7). The bonds aggregated $4,293,524 at December 31, 1998 and are carried at amortized cost which approximates market value. The bank bonds have various maturities ranging from 2002 to 2004. The interest rates on these bonds range from 4.9% to 9.5% (average rate was 7.0% at December 31, 1998).

4.  INVENTORIES
      Inventories consisted of the following:

                                                      December 31,
                                         -------------------------------------
                                                1998               1997
                                         ------------------ ------------------
     Raw materials                           $ 17,044,196       $ 10,987,890
     Work in process                            5,012,847          2,901,785
     Finished goods                            17,691,860          3,871,787
                                         ------------------ ------------------
                                             $ 39,748,903       $ 17,761,462
                                         ------------------ ------------------
                                         ------------------ ------------------

5.  PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment consisted of the following:

                                                      December 31,
                                         -------------------------------------
                                                1998               1997
                                         ------------------ ------------------
     Land                                    $ 3,548,000        $   --
     Buildings                                 5,668,061            --
     Machinery and equipment                  17,227,588         10,115,125
     Furniture and fixtures                    7,307,409          5,211,871
     Leasehold improvements                    2,457,632          1,834,954
                                         ------------------ ------------------
                                              36,208,690         17,161,950

     Less accumulated depreciation
       and amortization                       11,639,663          6,556,786
                                         ------------------ ------------------
                                            $ 24,569,027       $ 10,605,164
                                         ------------------ ------------------
                                         ------------------ ------------------

6.  INCOME TAXES
      For financial reporting purposes, income before income taxes and minority interest is as follows:

                                                Years Ended December 31,
                                       1998                1997               1996
                              -------------------- ------------------ ------------------
     United States                  $ 8,790,207         $7,909,451        $11,092,259
     Foreign                         (1,135,306)            --                 --
                              -------------------- ------------------ ------------------
     Income before income
      taxes and minority
      interest                      $ 7,654,901         $7,909,451        $11,092,259
                              -------------------- ------------------ ------------------
                              -------------------- ------------------ ------------------

      The provision for income taxes is as follows:

                                                Years Ended December 31,
                                       1998                1997               1996
                              -------------------- ------------------ ------------------
     Current taxes on income:
       United States                $  2,717,660         $2,106,800         $3,807,600
       Foreign                          (161,630)            --                  --
                              -------------------- ------------------ ------------------
     Total current taxes on
       income                          2,556,030          2,106,800          3,807,600
     Deferred income taxes              (503,819)           266,000           (136,000)
                              -------------------- ------------------ ------------------
     Provision for income
       taxes                        $  2,052,211         $2,372,800         $3,671,600
                              -------------------- ------------------ ------------------
                              -------------------- ------------------ ------------------

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      December 31,
                                                1998               1997
                                         ------------------ ------------------
     Deferred tax assets:
       Accrued expenses                       $  639,081          $ 238,000
       Bad debt reserves                         363,500            168,000
       Inventory adjustments                   1,042,500            175,000
       Other items, net                          172,420             89,000
                                         ------------------ ------------------
     Total deferred tax assets                 2,217,501            670,000

     Deferred tax liabilities:
       Fixed asset basis differences           1,973,328            596,000
                                         ------------------ ------------------
     Total deferred tax liabilities            1,973,328            596,000
                                         ------------------ ------------------
     Net deferred tax assets                  $  244,173          $  74,000
                                         ------------------ ------------------
                                         ------------------ ------------------

      The net deferred tax assets are classified on the balance sheet as follows:

                                                      December 31,
                                                1998               1997
                                         ------------------ ------------------
     Current assets                           $ 1,770,000          $ 670,000
     Long-term assets                             447,501              --
     Long-term liabilities                     (1,973,328)          (596,000)
                                         ------------------ ------------------
                                              $   244,173          $  74,000
                                         ------------------ ------------------
                                         ------------------ ------------------

      In connection with the acquisition of RCF in 1998, the Company recorded a net deferred tax credit of $333,646.

      A reconciliation from the U.S. statutory rate to the effective rate is as follows:

                                                                             Years Ended December 31,
                                                             1998                       1997                      1996
                                                   -------------------------- -------------------------- ------------------------
     Tax at the statutory rate                           $2,602,666    34.0%         $2,689,200   34.0%      $ 3,771,400   34.0%
     Effect of the research and development tax
        credit                                             (280,000)   (3.6)           (280,000)  (3.6)         (111,400)  (1.0)
     Foreign sales corporation tax benefit                 (251,090)   (3.3)           (357,900)  (4.5)         (353,000)  (3.2)
     Limitation of recognition of benefit of
        foreign operating losses                            179,094     2.3               --     --                --       --
     Nondeductible goodwill and other permanent                                           --     --                --       --
        differences                                         122,987     1.6
     Foreign tax greater than U.S. statutory rate            18,288     0.2               --     --                --       --

     Other items, net                                      (339,734)   (4.4)            321,500    4.1           364,600    3.3
                                                   ----------------- -------- -------------------------- ---------------- -------
                                                         $2,052,211    26.8%         $2,372,800   30.0%      $ 3,671,600   33.1%
                                                   ----------------- -------- -------------------------- ---------------- -------
                                                   ----------------- -------- -------------------------- ---------------- -------

     Beginning January 1, 1998, companies doing business in Italy are subject to a 4.25% IRAP tax, a tax on productive activities, in addition to the 37% corporate income tax rate. The 4.25% IRAP tax is not considered by the Company to be an income tax. Accordingly, the Company has classified approximately $250,000 of the IRAP tax as a component of administrative expenses for the year ended December 31, 1998.

7.  DEBT
      In June 1998, the Company entered into a credit agreement with a bank to provide certain credit facilities to the Company, including a $14.0 million loan for the acquisition of RCF of which $12.5 million was outstanding at December 31, 1998. Unused amounts under the loan may be used for general corporate purposes. The loan, which is secured by all of the Company's assets, bears interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. Interest under the loan is payable monthly. The agreement also provides a $5.0 million unsecured line of credit to finance any unexpected working capital requirements. The line of credit bears interest at the same rate as the acquisition loan. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility, such as interest rate, repayment period and collateral, will be determined at the time advances are made to the Company. The Company also has a $1.75 million line of credit for the purchase of foreign exchange contracts. These credit facilities (excluding the acquisition loan) expire April 30, 2000. Under the terms of the credit agreement, the Company must maintain certain financial ratios and tangible net worth. The Company is in compliance with all such covenants. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. The agreement also imposes an annual capital expenditure limit of $10 million. At December 31, 1998, there was $200,000 outstanding on the $5.0 million line of credit and there were no outstanding balances on the other credit lines.

      The Company also has entered into agreements with several banks that provide short-term credit facilities totaling approximately $25 million. At December 31, 1998, there was approximately $11.8 million outstanding under these facilities. The majority of these credit facilities are secured by RCF's receivables. Interest rates on these credit facilities range from 2.2% to 12.5%.

      The weighted-average interest rate of short-term borrowings at December 31, 1998 was 5.5%.

      Long-term debt consisted of the following at December 31, 1998:


     Revolving Credit Note (A)           $ 12,500,000
     Bank Term Loan (B)                     5,438,066
     Bank Term Loan (C)                     4,506,254
     Bank Term Loan (D)                     1,037,729
     Various Notes (E)                      3,841,619
                                       ------------------
                                           27,323,668
     Less current portion                   8,339,468
                                       ------------------
                                         $ 18,984,200
                                       ------------------
                                       ------------------

     (A) Borrowings under the Revolving Credit Note ($14.0 million acquisition loan) bear interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. At December 31, 1998, the interest rate in effect was 7.8%. Interest is payable monthly. Principal is payable in installments equal to 1/7 of the amount borrowed ($12.8 million) on September 30 of each year commencing September 30, 1999. All outstanding principal and interest amounts are due on September 30, 2003.

     (B) The Bank Term Loan bears interest at the six-month Euribor rate plus 0.65% (3.7% at December 31, 1998). Interest-only payments are made semi-annually and the principal is due in one payment in 2000. The Company has an option to extend this payment to 2001. This loan requires the Company to maintain certain covenants with respect to its subsidiary, RCF.

     (C) The Bank Term Loan bears interest at the six-month LIBOR rate plus 2% (7.7% at December 31, 1998). Interest-only payments are made semi-annually and the principal is due in one payment in 2003. This loan is secured by a bank bond held by RCF, which at time of maturity in 2003, will be used to repay the principal amount of the loan.

     (D) The Bank Term Loan bears a fixed interest rate of 3.1%, which will change to a fixed interest rate of 7.7% in October 1999. Interest-only payments are made semi-annually. In addition, semi-annual principal payments of approximately $104,000 will begin in October 1999 with the final principal payment due in 2004. This loan is secured by a bank bond held by RCF.

     (E) The various other notes bear interest rates at December 31, 1998 of 6.1% to 8.8%. Principal payments on these loans are made in varying amounts until 2007. Certain of these loans are secured by specific assets of RCF.

      The Bank Term Loan described above in (B) contains several financial covenants. RCF was not in compliance with one of the covenants at December 31, 1998. RCF is working with the financial institution to modify the existing and future debt covenants so that RCF can be in compliance with the terms of the loan. Management expects to obtain such modifications with the financial institution in the second quarter of 1999. As a result of RCF not being in compliance with the debt covenant at December 31, 1998, the loan has been included in the current portion of long-term debt.

      The long-term debt described above in (B) through (E) are denominated in Italian lira.

      Future aggregate annual principal payments of long-term debt are as follows:


     1999                         $ 8,339,468
     2000                           2,668,071
     2001                           2,436,830
     2002                           2,456,439
     2003                          10,468,800
     Thereafter                       954,060
                            ------------------
                                 $ 27,323,668
                            ------------------
                            ------------------

8.  EMPLOYEE AND OTHER LIABILITIES
      Under Italian law, RCF employees are entitled to severance benefits calculated primarily based upon compensation and length of service. These severance benefits vest immediately and are payable upon the employee's separation from the Company. This liability aggregated approximately $3.4 million at December 31, 1998. In addition, RCF commissioned sales agents are entitled to similar severance benefits based upon commissions earned and length of service. This liability aggregated approximately $600,000 at December 31, 1998. Under these severance programs, RCF recognized severance expense of approximately $300,000 during the period ended December 31, 1998.

9.  RELATED-PARTY TRANSACTIONS
      The Company has an agreement to receive marketing and sales services from an entity affiliated with a shareholder of the Company. Transactions are summarized as follows:

                                                                           Years Ended December 31,
                                                                  1998                1997               1996
                                                          --------------------- ------------------ ------------------
       Commissions expense                                       $279,972           $294,609           $371,968
                                                          --------------------- ------------------ ------------------
                                                          --------------------- ------------------ ------------------
       Commissions payable at end of year                        $ 22,789           $ 38,090           $ 35,102
                                                          --------------------- ------------------ ------------------
                                                          --------------------- ------------------ ------------------

10.  EMPLOYEE BENEFIT PLANS

      The Company has a qualified profit-sharing plan (the Plan) under the provisions of Internal Revenue Code Section 401(k). The Plan is available to all employees meeting the eligibility requirements. Contributions by the Company are based on a matching formula as defined in the Plan. Additional contributions are at the discretion of the Board of Directors. The Company made contributions of $112,000, $51,000, and $32,000 to the Plan in 1998, 1997, and 1996, respectively.
      The Company insures health care costs for its eligible employees and dependents. The Company has obtained an insurance policy to cover claims incurred during the policy year in excess of $30,000 per person and has a $1 million annual stop loss on total claims for all employees in the aggregate. Estimated costs of all incurred claims that are not covered by insurance are recognized in the financial statements.

11.  INCOME PER SHARE
      The following table sets forth the computation of basic and diluted income per share:

                                                                          Years Ended December 31,
                                                                 1998                1997               1996
                                                          ------------------- ------------------- ------------------
     Numerator:
       Numerator for basic and diluted income per share
         - net income                                           $ 5,580,774         $ 5,536,651        $ 7,420,659
                                                          ------------------- ------------------- ------------------
                                                          ------------------- ------------------- ------------------
     Denominator:
       Denominator for basic income per share -
         weighted-average common shares                          12,594,090          12,825,949         12,881,038
       Effect of dilutive stock options, net                        351,080             575,201            730,012
                                                          ------------------- ------------------- ------------------
       Denominator for diluted income per share                  12,945,170          13,401,150         13,611,050
                                                          ------------------- ------------------- ------------------
                                                          ------------------- ------------------- ------------------

     Basic income per share                                     $      0.44         $      0.43        $      0.58
                                                          ------------------- ------------------- ------------------
                                                          ------------------- ------------------- ------------------

     Diluted income per share                                   $      0.43         $      0.41        $      0.55
                                                          ------------------- ------------------- ------------------
                                                          ------------------- ------------------- ------------------

12.  SHAREHOLDERS' EQUITY

      In April 1995, the Company established a stock option plan for the granting of incentive and non-qualified stock options (the Plan). The exercise price of incentive stock options granted under the Plan may not be less than the fair market value of the common stock on the date of grant. The exercise price of non-qualified stock options granted under the Plan may be greater or less than the fair market value of the common stock on the date of grant, as determined by the stock option committee of the Company's Board of Directors at its discretion. The Company has reserved 3,500,000 shares of common stock for issuance under the Plan. The options vest over a period determined by the Plan administrator and expire no later than 10 years after the date of grant.
      The following table summarizes the Company's stock option activity:

                                                                                                      Weighted
                                                           Shares subject to      Option price        average
                                                                 option               range        exercise price
                                                          ------------------------------------------------------------
     Options outstanding at January 1, 1996                         1,784,700    $5.55 - 13.88         $ 5.64
        Granted                                                       367,000    $6.63 - 10.00         $ 8.78
        Canceled                                                     (141,000)   $5.55 - 10.00         $ 8.24
        Exercised                                                     (10,000)       $5.55             $ 5.55
                                                          ------------------------------------------------------------
     Options outstanding at December 31, 1996                       2,000,700    $5.55 - 13.88         $ 6.04
        Granted                                                     1,093,000     $5.55 - 6.88         $ 6.32
        Canceled                                                     (185,250)   $5.55 - 13.88         $ 7.78
        Exercised                                                     (56,250)    $5.55 - 8.75         $ 5.62
                                                          ------------------------------------------------------------
     Options outstanding at December 31, 1997                       2,852,200    $5.55 - 13.88         $ 6.04
        Granted                                                       608,200     $6.25 - 7.75         $ 6.56
        Canceled                                                      (27,500)       $8.75             $ 8.75
        Exercised                                                     (15,000)       $5.55             $ 5.55
                                                          ------------------------------------------------------------
     Options outstanding at December 31, 1998                       3,417,900    $5.55 - 13.88         $ 6.11
                                                          ------------------------------------------------------------
                                                          ------------------------------------------------------------

     At December 31, 1998, 850 shares of common stock were available for future grants.

     The following table summarizes information about options outstanding and exercisable at December 31, 1998:

                                           Options Outstanding
                                           -------------------
                                                      Weighted average remaining    Weighted average
      Range of exercise price    Options outstanding   contractual life (years)      exercise price
     --------------------------- -------------------- ---------------------------- --------------------
           $5.55 -  8.00                  3,312,900              7.69                    $ 6.01
           $8.01 - 13.88                    105,000              7.03                    $ 9.24
     --------------------------------------------------------------------------------------------------
           $5.55 - 13.88                  3,417,900              7.67                    $ 6.11
     --------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------

                                           Options Exercisable
                                           -------------------
                                                                          Weighted
                      Range of exercise             Options           average exercise
                           price                  exercisable              price
                   --------------------------- --------------------- -------------------
                         $5.55 -  8.00             1,955,950               $ 5.69
                         $8.01 - 13.88                55,000               $ 9.45
                   ---------------------------------------------------------------------
                         $5.55 - 13.88             2,010,950               $ 5.79
                   ---------------------------------------------------------------------
                   ---------------------------------------------------------------------

      The Company follows the intrinsic value method in accounting for its stock options. Had compensation costs been recognized based on the fair value at the date of grant for options awarded under the Plan, the pro forma amounts of the Company's net income and net income per share for the years ended December 31, 1998, 1997, and 1996 would have been as follows:

                                                                  1998                1997               1996
                                                          --------------------- ------------------ ------------------
     Net income  - as reported                                    $ 5,580,774        $ 5,536,651        $ 7,420,659
     Net income  - pro forma                                      $ 4,776,084        $ 4,869,064        $ 7,157,908
     Basic income per share - as reported                         $      0.44        $      0.43        $      0.58
     Basic income per share - pro forma                           $      0.38        $      0.38        $      0.56
     Diluted income per share - as reported                       $      0.43        $      0.41        $      0.55
     Diluted income per share - pro forma                         $      0.37        $      0.36        $      0.53

      The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.3% to 7.2%; expected option life of three to six years; expected volatility of 0.40% to 0.48%; and no expected dividends. The weighted-average fair value of options granted during the years 1998, 1997, and 1996 was $2.15, $2.43, and $3.46, respectively.

13.  COMMITMENTS AND CONTINGENCIES
      In December 1994, the Company entered into a lease for office and manufacturing facilities with Mackie Holdings, LLC, an entity owned by three significant shareholders and directors of the Company. The lease commenced on December 31, 1994 and expires December 31, 2004. The monthly rent under this lease is $56,613, adjusted annually for changes in the Consumer Price Index (monthly rent expense in 1998 was $60,982). Taxes, insurance, utilities, and maintenance are the responsibility of the Company. Future minimum rental payments under this lease and other leases at December 31, 1998 are as follows:


     1999                             $1,675,000
     2000                              1,649,000
     2001                              1,527,000
     2002                              1,441,000
     2003                              1,372,000
     Thereafter                        2,015,000
                                  ------------------
                                      $9,679,000
                                  ------------------
                                  ------------------

      Total rent expense for the years ended December 31, 1998, 1997, and 1996 was $1,731,000, $1,328,000, and $1,313,000, respectively.
      In June 1997, the Company filed a lawsuit against certain parties, including one of the Company's major competitors and a major dealer of the Company's products, alleging infringement of its intellectual property rights. The suit against the Company's former dealer has been settled in full, and the dealer will resume representation of Mackie's products on April 2, 1999. The suit against the competitor claims damages in the amount of $327 million. Cases are pending in the United States District Court for the Western District of Washington and a local court in the United Kingdom. The defendant has filed counterclaims alleging unspecified damages. While the Company intends to vigorously prosecute its claims and defend the counterclaims, there can be no assurance that the Company will prevail in any of these actions.
      The Company is also involved in various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that these matters will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

14.  SEGMENT AND GEOGRAPHIC INFORMATION
      The Company has two reportable segments: Mackie Designs Inc. and its subsidiary, RCF. The Mackie segment offers audio mixers and other professional audio equipment. The RCF segment offers loudspeakers and speaker components. A summary of key financial data by segment is as follows:

                                                                                           Elimination of
                                                                                            intercompany
                                                            Mackie             RCF             amounts           Total
                                                       ----------------- ---------------- ------------------ --------------
                                                                                  (in thousands)
  Year ended December 31, 1998:
     Net sales                                                $ 78,467         $ 22,508           $   --         $100,975
     Operating income                                            8,050              116               --            8,166
     Interest income                                             1,276              148               (642)           782
     Interest expense                                             (583)          (1,580)               642         (1,521)
     Depreciation and amortization                               3,796              948               --            4,744
     Income tax provision                                        2,238             (186)              --            2,052
     Purchases of property, plant and equipment                  4,269            1,069               --            5,338
     Total property, plant and equipment, net                   11,184           13,385               --           24,569
     Total assets                                               57,222           63,037               (922)       119,337

      Major operations of the Company outside the U.S. include manufacturing facilities in Italy, and sales and support offices in Germany, the United Kingdom, France and China. Geographic information for the three years ended December 31, 1998 is presented in the table that follows. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. As such, U.S. export sales of $24.1 million, $28.1 million and $27.9 million in 1998, 1997 and 1996, respectively, have been excluded from U.S. reported net sales. The profit on transfers between geographic areas is not recognized until sales are made to non-affiliated customers. Long-lived assets, excluding goodwill, bonds and deferred taxes, are those assets that can be directly associated with a particular geographic area.

                                                                                Years Ended December 31,
                                                                        1998              1997              1996
                                                                  ----------------- ----------------- ------------------
                                                                                    (in thousands)
  Net sales:
    U.S.                                                                 $ 56,811          $ 46,770           $ 45,319
    Europe                                                                 30,591            13,062             14,041
    The Americas, excluding U.S.                                            8,082             7,827              6,519
    Asia-Pacific, including Australia and New Zealand                       3,999             6,669              6,322
    Other                                                                   1,492               561              1,035
                                                                  ----------------- ----------------- ------------------
                                                                         $100,975          $ 74,889           $ 73,236
                                                                  ----------------- ----------------- ------------------
                                                                  ----------------- ----------------- ------------------
  Long-lived assets:
    U.S.                                                                 $ 11,718          $ 11,200           $ 10,650
    Europe                                                                 14,766               --                --
    Other                                                                       2               --                --
                                                                  ----------------- ----------------- ------------------
                                                                         $ 26,486          $ 11,200           $ 10,650
                                                                  ----------------- ----------------- ------------------
                                                                  ----------------- ----------------- ------------------

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

1998                                          FIRST                   SECOND                    THIRD                   FOURTH
------------------------------------------------------------------------------------------------------------------------------
Net sales                                 $ 17,354                 $ 18,217                 $ 30,546                 $ 34,858
Gross profit                              $  6,829                 $  6,929                 $ 11,982                 $ 12,531
Net income                                $  1,158                 $  1,297                 $  1,776                 $  1,350
Basic income per share                    $   0.09                 $   0.10                 $   0.14                 $   0.11
Diluted income per share                  $   0.09                 $   0.10                 $   0.14                 $   0.11

1997                                          FIRST                   SECOND                    THIRD                   FOURTH
------------------------------------------------------------------------------------------------------------------------------
Net sales                                 $ 16,768                 $ 18,684                 $ 21,596                 $ 17,841
Gross profit                              $  6,391                 $  7,122                 $  7,850                 $  6,433
Net income                                $  1,140                 $  1,413                 $  1,818                 $  1,166
Basic income per share                    $   0.09                 $   0.11                 $   0.14                 $   0.09
Diluted income per share                  $   0.09                 $   0.11                 $   0.13                 $   0.09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is included in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders under the heading "Proposal No. 1: Election of Directors" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is included in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is included in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders under the heading "Principal Shareholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is included in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders under the heading "Certain Transactions" and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  Documents filed as part of this report:
           1.  CONSOLIDATED FINANCIAL STATEMENTS:                   PAGE NUMBER
                                                                    -----------
               A. Report of Ernst & Young LLP, Independent Auditors....  24

               B. Consolidated Balance Sheets as of December 31, 1998
                   and December 31, 1997................................  25

               C. Consolidated Statements of Income for each of the
                   three years in the period ended December 31, 1998....  26

               D. Consolidated Statements of Cash Flows for each of
                   the three years in the period ended December
                   31, 1998.............................................  27

               E. Consolidated Statements of Shareholders' Equity for
                   each of the three years in the period ended December
                   31, 1998.............................................  28

               F. Notes to Consolidated Financial Statements............ 29-39

           2.  FINANCIAL STATEMENT SCHEDULES:                       PAGE NUMBER
                                                                    -----------
               Schedule II - Valuation and Qualifying Accounts..........  43

               All financial statement schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

           3.  EXHIBITS: See Index to Exhibits on page 44.

      (b)  Reports on Form 8-K:

           None.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MACKIE DESIGNS INC.

                               By:    /s/ Greg C. Mackie
                                      ---------------------------------------
                                      Greg C. Mackie
                                      CHAIRMAN OF THE BOARD, PRESIDENT AND
                                      CHIEF EXECUTIVE OFFICER

                               Date:   March 29, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1999.

SIGNATURE                                   TITLE
---------                                   -----
/s/ Greg C. Mackie                          Chairman of the Board, President and Chief
-------------------------------             Executive Officer
Greg C. Mackie                              (Principal Executive Officer)

/s/ William A. Garrard                      Vice President, Finance and Chief Financial Officer
-------------------------------             (Principal Financial and Accounting Officer)
William A. Garrard


/s/ David M. Tully                          Treasurer and Director
-------------------------------
David M. Tully


/s/ Raymond B. Ferguson                     Director
-------------------------------
Raymond B. Ferguson


/s/ Walter Goodman                          Director
-------------------------------
Walter Goodman


/s/ Gregory Riker                           Director
-------------------------------
Gregory Riker


/s/ C. Marcus Sorenson                      Director
-------------------------------
C. Marcus Sorenson

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            MACKIE DESIGNS INC.

----------------------------------------------------------------------------------------------------------------------------------
                                                                             RCF        Additions
                                                            Balance at   Reserves at    Charged to                    Balance at
                                                            Beginning      Date of      Costs and     Deductions -      End of
                      Description                           of Period    Acquisition     Expenses       Describe        Period
----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998:
   Reserve and allowances deducted from asset accounts:
      Allowance for uncollectible accounts                   $ 481,000   $ 1,008,000     $ 279,000   $ 347,000 (1)   $ 1,421,000
      Reserve for inventories                                $ 445,000   $   698,000     $ 191,000   $     --        $ 1,334,000

   Reserve and allowances added to liability accounts:
      Reserve for warranty expenses                          $ 300,000   $      --       $ 120,000   $     --        $   420,000


YEAR ENDED DECEMBER 31, 1997:
   Reserve and allowances deducted from asset accounts:
      Allowance for uncollectible accounts                   $ 808,000   $      --       $     --    $ 327,000 (1)    $  481,000
      Reserve for inventories                                $ 632,000   $      --       $     --    $ 187,000 (2)    $  445,000

   Reserve and allowances added to liability accounts:
      Reserve for warranty expenses                          $ 180,000   $      --       $ 120,000   $     --         $   300,000


YEAR ENDED DECEMBER 31, 1996:
   Reserve and allowances deducted from asset accounts:
      Allowance for uncollectible accounts                   $ 514,000   $      --       $ 471,000   $  177,000 (1)   $   808,000
      Reserve for inventories                                $ 154,000   $      --       $ 478,000   $      --        $   632,000

   Reserve and allowances added to liability accounts:
      Reserve for warranty expenses                          $  60,000   $      --       $ 120,000   $      --         $  180,000



(1) Uncollectible accounts written off, net of recoveries, and adjustment to reserves.
(2) Inventories written off, net of recoveries, and adjustment to reserves.

                             INDEX TO EXHIBITS

                                                                                                        SEQUENTIALLY
 EXHIBITS                                       DESCRIPTION                                             NUMBERED PAGE
 --------                                       -----------                                             -------------
    2.1           Stock Purchase and Sale Agreement between the Company and Radio Cine Forniture
                  (R.C.F.) S.p.A. consisting of letters dated November 9, 1997, April 30, 1998,
                  June 25, 1998, and June 29, 1998.  Incorporated by reference to Exhibit 2.1 to
                  Registrant's Current Report on Form 8-K dated June 29, 1998...............

    3.1           Restated Articles of Incorporation.  Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514........................

    3.2           Restated Bylaws.  Incorporated by reference to Exhibit 3.2 to Registrant's
                  Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514........................................

    4.1           See Articles II, III and IV of Exhibit 3.1 and Sections 1, 5 and 9 of
                  Exhibit 3.2 confirming the rights of the holders of Common Stock..........

   10.1           Mackie Designs Inc. Amended and Restated 1995 Stock Option Plan, as amended on
                  March 11, 1997.  Incorporated by reference to Exhibit 10.1 to Registrant's
                  Annual Report on Form 10-K for the year ended December 31, 1996..................

   10.2           Amendment to Mackie Designs Inc. Amended and Restated 1995 Stock Option Plan,
                  dated May 19, 1998...............................................................

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

   10.5           Exhibit C to Industrial Real Estate Lease, dated  April 28, 1995, by and between Intrawest Properties Partnership U.S. and Mackie Designs Inc.
                  Incorporated by reference to Exhibit 10.4A to Registrant's Registration
                  Statement filed under the Securities Act of 1933 on Form S-1, as amended,
                  Registration No. 33-93514.................................................

   10.6           Mackie Sales Representative Agreement, dated January 24, 1994, by and between
                  Mackie Designs Inc. and C.M. Sorenson Co. dba Calwest Marketing So.
                  Incorporated by reference to Exhibit 10.5 to Registrant's Registration
                  Statement filed under the Securities Act of 1933 on Form S-1, as amended,
                  Registration No. 33-93514.................................................

   10.7           Exhibit C to Mackie Sales Representative Agreement, dated  January 24, 1994, by and between Mackie Designs Inc. and C. M. Sorenson Co. dba Calwest
                  Marketing So.  Incorporated by reference to Exhibit 10.5A to Registrant's
                  Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514........................................



   10.8           Form of Authorized Dealer Agreement. Incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended,
                  Registration No. 33-93514.................................................

   10.9           Form of Sales Representative Agreement. Incorporated by
                  reference to Exhibit 10.14 to Registrant's Registration
                  Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.....................................

   10.10          Mackie Designs Inc. 401(k) Profit Sharing Plan dated December 20, 1993.
                  Incorporated by reference to Exhibit 10.15 to Registrant's Registration
                  Statement filed under the Securities Act of 1933 on Form S-1, as amended,
                  Registration No. 33-93514.................................................

   10.11          Agreement between A&R Technology and Mackie Designs Inc. for the Development and Publishing of MIDI Mix Automation Software
                  dated December 5, 1993, as amended on August 16, 1994 and June
                  14, 1995. Incorporated by reference to Exhibit 10.16 to
                  Registrant's Registration Statement filed under the Securities
                  Act of 1933 on Form S-1, as amended, Registration No.
                  33-93514..................................................................

   10.12          Software License Agreement among Alexander Hopmann, Robert Tudor and Mackie
                  Designs Inc. dated February 9, 1996.  Incorporated by reference to
                  Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1995.........................................................

   10.13          Employee Agreement dated April 28, 1997 between Roy D. Wemyss and Mackie
                  Designs Inc.  Incorporated by reference to Exhibit 10.1 to Registrant's
                  Quarterly Report on Form 10-Q for the period ended June 30, 1997..........

   10.14          Employee Agreement dated April 28, 1997 between Patric Wiesmann and Mackie
                  Designs Inc.  Incorporated by reference to Exhibit 10.2 to Registrant's
                  Quarterly Report on Form 10-Q for the period ended June 30, 1997..........

   10.15          Employee Agreement dated May 19, 1997 between William A. Garrard and Mackie
                  Designs Inc.  Incorporated by reference to Exhibit 10.3 to Registrant's
                  Quarterly Report on Form 10-Q for the period ended June 30, 1997..........

   10.16          Employee Agreement dated June 20, 1997 between Robert May and Mackie Designs
                  Inc.  Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly
                  Report on Form 10-Q for the period ended June 30, 1997....................

   10.17          Credit Agreement between U.S. Bank National Association and Mackie Designs
                  Inc.  Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly
                  Report on Form 10-Q for the period ended June 30, 1998....................

   10.18          Acquisition Note made by Mackie Designs Inc. to the order of U.S. Bank
                  National Association.  Incorporated by reference to Exhibit 10.2 to
                  Registrant's Quarterly Report on Form 10-Q for the period ended June 30,
                  1998......................................................................



   10.19          Revolving Note made by Mackie Designs Inc. to the order of U.S. Bank National
                  Association.  Incorporated by reference to Exhibit 10.3 to Registrant's
                  Quarterly Report on Form 10-Q for the period ended June 30, 1998..........

   10.20          First Amendment to Credit Agreement dated June 29, 1998 between Mackie Designs
                  Inc. and U.S. Bank National Association.  Incorporated by reference to
                  Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.......................................................

   11.1           Computation of net income per share.  Incorporated by reference to the Notes to Consolidated Financial Statements (Footnote 11) in the Annual Report to
                  Shareholders of Mackie Designs Inc. for the year ended December 31, 1998

  *13.1           Annual Report to Shareholders of Mackie Designs Inc. for the year ended
                  December 31, 1998......................................................... 47

  *21.1           Subsidiaries of Mackie Designs Inc........................................ 54

  *23.1           Consent of Ernst & Young LLP, Independent Auditors........................ 55

  *27.1           Financial Data Schedule................................................... 56

------------------------------

* Filed herewith