Form 10-Q/A
period 1998-09-30
MACKIE DESIGNS INC
filed 1999-05-14
CIK 946815

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------------------------------------
                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________________

Commission File Number:  0-26524
                         ------------------------------------------------------
                             MACKIE DESIGNS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Washington                                    91-1432133
-------------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

16220 Wood-Red Road, N.E., Woodinville, Washington          98072
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                 --
                   APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock, no par value                    12,255,458
          ----------------------------                  -------------
                    Class                        Number of Shares Outstanding
                                                      (as of May 12, 1999)

                             MACKIE DESIGNS INC.

                                FORM 10-Q/A
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1998

This Current Report on Form 10-Q/A amends the Current Report on Form 10-Q filed by Mackie Designs Inc. on November 16, 1998 solely to add to the discussion of known material events, trends, or uncertainties in the Management's Discussion and Analysis of Financial Condition and Results of Operations section as required by Part I Item 2.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 ISSUE

The "Year 2000" or "Y2K" issue refers to the potential risks associated with the fact that many existing computer programs use only the last two digits in reference to a year. When the year changes from 1999 to 2000 these programs may not be able to distinguish whether the year begins with 19 or with 20. This could result in a system failure or miscalculations causing disruptions of operations. The following analysis addresses the Y2K issue at the Company's locations in Woodinville, Washington (referred to as "Mackie-Woodinville") and in Italy (referred to as "RCF").

READINESS

INFORMATION SYSTEM - ENTERPRISE RESOURCE PLANNING SYSTEM (ERP).

Y2K inspection at Mackie-Woodinville has revealed two systems requiring updating: the shipping manifest system, and the general ledger module of the manufacturing system. Integration of the replacement shipping system is scheduled to begin March 1999 and be completed in mid-May 1999. The general ledger module is to be replaced by a Y2K compliant version from the software developer. This work is scheduled to begin May 1999, and be completed by the end of the second quarter of 1999.

RCF completed the analysis of its system in mid-1998. Its Enterprise Resource Planning System (ERP) was determined to be Y2K non-compliant and implementation of a solution began February 1999. The project is scheduled to have the first release of converted software available for testing in early April 1999, with a six-week test cycle to follow. The problem resolution phase of the project is scheduled to run for a six-week period following the test cycle. The revised software is scheduled to be in place in July 1999. At present, the project is on schedule.

INFORMATION SYSTEMS - HARDWARE.

Hardware at Mackie-Woodinville has undergone a preliminary review showing no major problems. A detailed PC hardware analysis is under way and is scheduled to be completed by end of May 1999. Server hardware has already been found to be Y2K compliant. The primary ERP server at Mackie recently had its Unix operating system upgraded to make it entirely Y2K compliant. Other equipment with embedded systems are currently also being inspected, with completion scheduled for the end of the second quarter of 1999.

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

All RCF products are manufactured without a microprocessor or other digital-based technology and, therefore, are not affected by the Y2K issue.

COSTS

The resolution of all Y2K issues at Mackie-Woodinville has been budgeted to cost less than $50,000.

RCF has a total Y2K budget of $250,000. All costs will be funded by cash flow from operations.

RISKS

Risk to Mackie-Woodinville is fairly low regarding issues that are directly within the Company's control. Systems at risk of failure are scheduled to be Y2K compliant by the end of July 1999. External influences are being managed to minimize any potential impact on the business.

The greatest risk for RCF is in the conversion of the manufacturing/MRP module of its ERP. In this area, the most likely error would be missing the conversion of a date field, or incorrectly converting a date. The company contracted to do the Y2K conversion will be available following the "go live" date of the converted software and will support the system on a maintenance agreement basis.

CONTINGENCY PLANS

Given progress to date, there is a high level of confidence in the conversion effort of the RCF business systems. Contingency plans focus on the potential for minor issues to be introduced during the Y2K conversion process, and hence for the possible need to put manual systems in place until the business system can be corrected. The Company believes that any such disruption would be brief and addressed through the use of internal resources.

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

                                       MACKIE DESIGNS INC.
                                       --------------------------------------
                                       (Registrant)

Dated:  May 12, 1999               By: /s/ William A. Garrard
                                       -----------------------------------
                                       William A. Garrard
                                       VICE PRESIDENT, FINANCE AND CHIEF
                                       FINANCIAL OFFICER
                                       (Principal Financial and Accounting
                                       Officer)