Form 10-Q
period 1999-03-31
MACKIE DESIGNS INC
filed 1999-05-17
CIK 946815

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999
                               ------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------     -------------------------
Commission File Number:  0-26524
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                  12,255,458
--------------------------                         ----------------------------
           Class                                   Number of Shares Outstanding
                                                        (as of May 13, 1999)

                               MACKIE DESIGNS INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated balance sheets - March 31, 1999 and December 31, 1998

              Consolidated statements of operations - Three months ended
                March 31, 1999 and 1998

              Consolidated statements of cash flows - Three months ended March
                31, 1999 and 1998

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

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MACKIE DESIGNS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,           December 31,
                                                                                     1999                1998
                                                                                 (Unaudited)
                                                                               -----------------  ------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $    916,007        $    123,611
    Available-for-sale securities                                                    6,365,671           6,309,659
    Accounts receivable, less allowance for doubtful accounts                       29,739,397          30,501,951
    Inventories                                                                     38,300,911          39,748,903
    Prepaid expenses and other current assets                                        2,284,051           1,786,964
    Deferred taxes                                                                   1,858,505           1,770,000
                                                                               -----------------  ------------------
       Total current assets                                                         79,464,542          80,241,088

Property, plant and equipment, net of accumulated depreciation                      23,508,610          24,569,027
Goodwill, net of accumulated amortization                                            7,758,322           7,868,783
Bonds                                                                                3,973,283           4,293,524
Other assets                                                                         1,659,611           1,917,086
Deferred taxes                                                                       1,062,778             447,501
                                                                               -----------------  ------------------

Total assets                                                                      $117,427,146        $119,337,009
                                                                               -----------------  ------------------
                                                                               -----------------  ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $ 12,803,638        $ 14,351,463
    Bank line of credit and other short-term debt                                   16,028,555          12,057,654
    Commissions payable                                                              2,087,541           2,001,716
    Accrued payroll and related taxes                                                2,960,728           2,731,363
    Other accrued liabilities                                                        2,623,429           3,212,832
    Income taxes payable                                                               859,818           1,762,752
    Current portion of long-term debt                                                7,330,623           8,339,468
                                                                               -----------------  ------------------
       Total current liabilities                                                    44,694,332          44,457,248

Long-term debt                                                                      18,418,231          18,984,200
Employee and other liabilities                                                       3,854,069           4,026,514
Deferred taxes                                                                       2,463,999           1,973,328
Other deferred items                                                                   202,961             206,776
Minority interest                                                                      133,139             119,886

Shareholders' equity:
    Common stock                                                                    26,600,172          27,102,335
    Retained earnings                                                               21,032,389          22,401,585
    Accumulated other comprehensive income                                              27,854              65,137
                                                                               -----------------  ------------------
       Total shareholders' equity                                                   47,660,415          49,569,057
                                                                               -----------------  ------------------

Total liabilities and shareholders' equity                                        $117,427,146        $119,337,009
                                                                               -----------------  ------------------
                                                                               -----------------  ------------------

SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                      Three months ended
                                                                           March 31,
                                                              ------------------------------------
                                                                    1999               1998
                                                              -----------------  -----------------
Net sales                                                        $ 30,959,373       $ 17,354,240
Cost of goods sold                                                 20,755,005         10,525,273
                                                              -----------------  -----------------
Gross profit                                                       10,204,368          6,828,967

Operating expenses:
    Marketing and sales                                             5,702,553          2,604,808
    Administrative                                                  3,653,303          1,615,186
    Research and development                                        1,828,008          1,101,236
                                                              -----------------  -----------------
       Total operating expenses                                    11,183,864          5,321,230
                                                              -----------------  -----------------
Operating income (loss)                                              (979,496)         1,507,737

Interest income                                                       176,534            167,727
Interest expense                                                     (853,632)            --
Other expense                                                         (81,630)           (21,860)
                                                              -----------------  -----------------
Income (loss) before income taxes and minority interest            (1,738,224)         1,653,604

Income tax provision                                                 (392,163)           496,100
                                                              -----------------  -----------------

Income (loss) before minority interest                             (1,346,061)         1,157,504

Minority interest                                                     (23,135)             --
                                                              -----------------  -----------------

Net income (loss)                                                $ (1,369,196)      $  1,157,504
                                                              -----------------  -----------------
                                                              -----------------  -----------------

Basic income (loss) per share                                    $      (0.11)      $       0.09
                                                              -----------------  -----------------
                                                              -----------------  -----------------

Diluted income (loss) per share                                  $      (0.11)      $       0.09
                                                              -----------------  -----------------
                                                              -----------------  -----------------

SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                ------------------------------------
                                                                                      1999               1998
                                                                                ------------------ ------------------
OPERATING ACTIVITIES
     Net income (loss)                                                              $(1,369,196)       $ 1,157,504
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                  1,599,295            907,470
       Loss on asset dispositions                                                         --                21,860
       Increase in minority interest                                                     13,253              --
       Deferred income taxes                                                           (213,111)           (15,000)
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                     762,554           (411,221)
         (Increase) decrease in inventory                                             1,447,992           (804,095)
         (Increase) decrease in prepaid expenses and other current assets              (497,087)           130,642
         (Increase) decrease in other assets                                             53,580            (61,862)
         Increase (decrease) in accounts payable and accrued expenses                (1,907,863)           250,335
         Increase (decrease) in commissions payable                                      85,825            (74,341)
         Increase (decrease) in income taxes payable                                   (902,934)           511,100
         Increase (decrease) in deferred items                                           (3,815)             9,750
                                                                                -----------------  -----------------
         Net cash provided by (used in) operating activities                           (931,507)         1,622,142

INVESTING ACTIVITIES
    Purchases of marketable securities                                               (3,169,268)        (3,516,560)
    Proceeds from sales of marketable securities                                        523,256          1,151,216
    Proceeds from maturities of marketable securities                                 2,590,000          3,321,405
    Purchases of property, plant and equipment                                         (829,171)          (510,633)
    Proceeds from asset dispositions                                                     --                  5,064
                                                                                ----------------- -----------------
       Net cash provided by (used in) investing activities                             (885,183)           450,492

FINANCING ACTIVITIES
    Payments on bank loans                                                             (474,042)            --
    Additions to employee liabilities                                                   210,422             --
    Payments on employee liabilities                                                    (74,246)            --
    Net proceeds on bank line of credit and short-term debt                           3,970,901             --
    Repurchase and retirement of common stock                                          (510,488)          (535,999)
    Net proceeds from exercise of stock options                                           8,325             55,500
                                                                                -----------------  -----------------
       Net cash provided by (used in) financing activities                            3,130,872           (480,499)
                                                                                -----------------  -----------------
Translation adjustments                                                                (521,786)             --
                                                                                -----------------  -----------------

Net increase in cash and cash equivalents                                               792,396          1,592,135

Cash and cash equivalents at beginning of period                                        123,611            975,180
                                                                                -----------------  -----------------

Cash and cash equivalents at end of period                                          $   916,007        $ 2,567,315
                                                                                -----------------  -----------------
                                                                                -----------------  -----------------

SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes                                                          $  759,000         $       --
                                                                                -----------------  -----------------
                                                                                -----------------  -----------------
Cash paid for interest                                                              $1,077,000         $       --
                                                                                -----------------  -----------------
                                                                                -----------------  -----------------

SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Mackie Designs Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.     ACQUISITION

On June 29, 1998, the Company, through a wholly owned subsidiary, acquired 100% of the capital stock of Radio Cine Forniture (RCF) S.p.A. ("RCF"), an Italian corporation. RCF is a manufacturer of audio speakers and speaker components based in Reggio Emilia, Italy. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price, plus related acquisition costs, was approximately $15 million. The excess of the purchase price over the fair value of net assets acquired is included in goodwill. The results of operations of RCF have been included in the Company's consolidated results of operations beginning on July 1, 1998.

3.     INVENTORIES

Inventories at March 31, 1999 and December 31, 1998 consisted of the following:

                                                 March 31,         December 31,
                                                    1999              1998
                                             ------------------ ------------------
           Raw materials                          $16,368,601        $17,044,196
           Work in process                          5,917,164          5,012,847
           Finished goods                          16,015,146         17,691,860
                                             ------------------ ------------------
                                                  $38,300,911        $39,748,903
                                             ------------------ ------------------
                                             ------------------ ------------------

4.       COMPREHENSIVE INCOME (LOSS)

Components of comprehensive net income (loss) are as follows:

                                                         Three months ended March 31,
                                                   -----------------------------------------
                                                          1999                 1998
                                                   -------------------- --------------------
           Net income (loss)                             $ (1,369,196)         $ 1,157,504
           Foreign currency translation                       (37,283)             --
                                                   -------------------- --------------------
           Comprehensive net income (loss)               $ (1,406,479)         $ 1,157,504
                                                   -------------------- --------------------
                                                   -------------------- --------------------

5.       SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Mackie Designs Inc. and its subsidiary, RCF. The Mackie segment offers audio mixers and other professional audio equipment. The RCF segment offers loudspeakers and speaker components. A summary of key financial data by segment is as follows:

                                                                                           Elimination of
                                                                                            intercompany
                                                            Mackie             RCF             amounts           Total
                                                       ----------------- ---------------- ------------------ --------------
                                                                                  (in thousands)
  Three months ended March 31, 1999:
     Net sales                                                $ 20,224         $ 13,238            $(2,503)      $ 30,959
     Operating loss                                               (406)            (448)              (125)          (979)
     Interest income                                               405               93               (321)           177
     Interest expense                                             (367)            (808)               321           (854)
     Depreciation and amortization                               1,102              497               --            1,599
     Income tax provision                                         (110)            (244)               (38)          (392)
     Purchases of property, plant and equipment                    206              623               --              829
     Total property, plant and equipment, net                   10,388           13,121               --           23,509
     Total assets                                               57,428           64,275             (4,276)       117,427

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding future results of operations and financial position, the Company's ability to develop and introduce new products, the Company's ability to manage its rapid growth, its ability to integrate the operations of RCF, the assessment of the Company's Year 2000 and Euro compliance exposures and completion of remediation efforts, and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

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

The Company's gross margins are also affected by its international sales. Typically, gross margins from exported products by Mackie are lower than from those sold in the U.S. due to discounts offered to its international distributors. RCF does not offer discounts to its distributors. The discounts offered by Mackie are given because the international distributor typically incurs certain expenses, including technical support, product service and in-country advertising, that the Company normally incurs for domestic sales. The Company offered its international distributors a weighted-average discount of approximately 12.7% in 1996, 14.8% in 1997, 10.1% in 1998, and 4.9% in the first three months of 1999. The decrease in discounts is attributable to the lack of discounts offered by RCF. Sales outside the U.S. represented approximately 38%, 38%, 44% and 47% of the Company's net sales in 1996, 1997, 1998, and the first three months of 1999, respectively.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 AS COMPARED WITH QUARTER ENDED MARCH 31, 1998

Net sales increased 78.4% to $31.0 million in the first quarter of 1999 from $17.4 million in the first quarter of 1998. The increase was primarily attributable to the inclusion of RCF's sales of $12.6 million. Sales outside the U.S. increased to 47% of the Company's total net sales in the first quarter of 1999 from 25% in the first quarter of 1998. This increase was due mainly to the inclusion of sales by RCF whose sales outside of the U.S. comprised 87% of its total net sales for the first quarter of 1999.

Gross margin decreased to 33.0% in the first quarter of 1999 from 39.4% in the first quarter of 1998. When compared with the first quarter of 1998, the decrease in gross margin percentage was primarily due to costs related to new product introductions and other manufacturing inefficiencies.

Marketing and sales expenses increased to $5.7 million in the first quarter of 1999 from $2.6 million in the corresponding period of 1998. The increase was primarily attributable to the inclusion of marketing and sales expenses for RCF of $2.5 million. As a percentage of net sales, marketing and sales expenses increased to 18.4% in the first quarter of 1999 from 15.0% in the corresponding period of 1998.

Administrative expenses increased to $3.7 million for the first quarter of 1999 from $1.6 million for the corresponding period of 1998. The increase was primarily attributable to the inclusion of administrative expenses for RCF of $2.1 million. As a percentage of net sales, these expenses were 11.8% in the first quarter of 1999 compared with 9.3% in the corresponding period of 1998.

Research and development expenses increased to $1.8 million in the first quarter of 1999 from $1.1 million in the corresponding period of 1998. This increase was due primarily to the inclusion of R&D expenses for RCF of $500,000. As a percentage of net sales, these expenses decreased to 5.9% in the first quarter of 1999 from 6.3% in the corresponding period of 1998. Mackie has historically incurred a higher percentage of R&D expenses as a percentage of net sales when compared with RCF due to a higher level of product development and innovation.

Interest income increased to $177,000 in the first quarter of 1999 compared with $168,000 in the first quarter of 1998 due to the inclusion of interest income from RCF. Interest expense increased to $854,000 in the first quarter of 1999 from none in 1998 primarily due to borrowings related to the acquisition of RCF and to interest-bearing debt carried by RCF.

The income tax benefit for the first quarter of 1999 of $392,000 represents an overall effective rate of 22.6%. The provision for income taxes for the first quarter of 1998 of $496,000 represented an overall effective rate of 30.0%. The difference in the rates is primarily attributable to the lack of income tax benefits for losses incurred by certain subsidiaries of RCF.

LIQUIDITY AND CAPITAL RESOURCES

The Company used bank borrowings to finance its operations during the first three months of 1999. The Company's operating activities used cash of $932,000 in the first three months of 1999. Net cash used by operating activities in the first three months of 1999 was primarily attributable to a net loss, decreases in accounts payable, accrued liabilities and income taxes payable, offset by depreciation and amortization, and decreases in accounts receivable and inventory. Net cash used in investing activities totaled $885,000 in the first three months of 1999, due principally to purchases of equipment. Net cash provided by financing activities in first three months of 1999 was $3.1 million, due principally to proceeds on bank lines of credit and short-term debt. During this same period, the Company repurchased approximately 84,000 shares of its own stock at a total cost of $510,000.

In June 1998, the Company entered into a credit agreement with a bank to provide certain credit facilities to the Company, including a $14.0 million loan for the acquisition of RCF of which $12.5 million was outstanding at March 31, 1999. Unused amounts under the loan may be used for general corporate purposes. The loan, which is secured by all of the Company's assets, bears interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. Interest under the loan is payable monthly. Principal is payable in installments equal to 1/7 of the amount borrowed on September 30 of each year commencing September 30, 1999. All outstanding principal and interest amounts are due on September 30, 2003. The agreement also provides a $5.0 million unsecured line of credit to finance any unexpected working capital requirements. The line of credit bears interest at the same rate as the acquisition loan. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility, such as interest rate, repayment period and collateral, will be determined at the time advances are made to the Company. The Company also has a $1.75 million line of credit for the purchase of foreign exchange contracts. At March 31, 1999, there was approximately $1.2 million outstanding on the $5.0 million line of credit and there were no outstanding balances on the other credit lines. These credit facilities (excluding the acquisition loan) expire April 30, 2000. Under the terms of the credit agreement, the Company must maintain certain financial ratios and tangible net worth. The Company was not in compliance with one of these covenants at March 31, 1999 and has received a waiver from the bank of this covenant. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. The agreement also imposes an annual capital expenditure limit of $10 million.

RCF has entered into agreements with several banks that provide short-term credit facilities totaling approximately $23 million. At March 31, 1999, there was approximately $14.8 million outstanding under these facilities. The majority of these credit facilities are secured by RCF's receivables. Interest rates on these credit facilities range from 2.1% to 8.8%. RCF also has various long-term loans outstanding at March 31, 1999, totaling approximately $13.3 million, which bear interest at rates from 3.1% to 8.8%. These loans mature at varying dates up to 2007 and certain of these loans are secured by specific assets of RCF. RCF is subject to certain financial covenants on its long-term loans. RCF was not in compliance with one of these covenants at March 31, 1999. RCF is working with the financial institution to modify the existing and future debt covenants so that RCF can be in compliance with the terms of the loan. Management expects to obtain such modifications with the financial institution in the second quarter of 1999. As a result of RCF not being in compliance with the debt covenant at March 31, 1999, the loan has been included in the current portion of long-term debt.

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

EURO CONVERSION

With the introduction of the Euro, European business systems are being forced to handle currencies in a new way. There are many rules governing precisely how these systems must act when transacting the Euro. Greatly simplified, some of the systems-related business issues include:

- As of January 1, 1999, it is optional to use Euro in business transactions in participating countries. An example of the impact would be: companies may request to be invoiced in Euro and the company writing the invoice is obliged to do so. During the period of optional compliance, a company may choose to run its financial systems in its existing currency, or in Euro.

- As of January 1, 2002, there will be mandatory Euro compliance in participating countries. At this time, it will be necessary to make all financial transactions within the participating countries using Euro, as well as run the financial systems with the "base currency" being Euro.

- In the past it was possible for a system to simply multiply or divide by some factor to find the amount of exchange between two currencies. Under the rules governing the Euro, it will soon be necessary to "triangulate" the exchange between any two non-Euro currencies by first exchanging to Euro, then to the target currency. There are a minimum number of digits of precision that are to be carried throughout all exchange calculations.

RCF's computer system does not support the Euro currency, and at this time it is believed that reprogramming the system is likely not an economically viable option. Until a Euro solution is implemented, the current system must continue to be used. One major shortcoming of doing so is the ability of this system to invoice multiple currencies when a Value-Added Tax (VAT) is being applied. Currently, the system is only able to properly apply VAT to Lira-denominated invoices. This means that Euro invoices for Italian customers who request to be billed in Euro instead of Lira will need to be done external to the primary business system. Although the date for mandatory Euro compliance is January 1, 2002, it is believed that the existing system will be utilized until mid-2001 after which time the effort to run a non-compliant system will increase to the point that it's no longer a feasible option.

The task of making RCF Euro-compliant has already begun with the investigation of alternate systems. The cost to achieve Euro-compliance for RCF is currently unknown.

PART II .  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company continued to maintain a lawsuit filed in June 1997 against certain parties, including one of the Company's major competitors and a major dealer of the Company's products, alleging infringement of its intellectual property rights. The Company, however, settled the suit in full against the dealer in January, 1999, and the dealer resumed representation of Mackie's products in April, 1999. The remaining defendants include Behringer Spezielle Studio-Technick Gmbh, a German corporation, Behringer International GmbH, a German corporation, and Ulrich Bernard Behringer (collectively, "Behringer"). The suit claims damages in the amount of $327 million. The case is pending in the United States District Court for the Western District of Washington. Behringer has filed counterclaims alleging unspecified damages. While the Company intends to vigorously prosecute its claims, there can be no assurance that the Company will prevail in any of these actions.

The Company also continued to maintain litigation in the United Kingdom against Behringer for circuit board copying in contravention of United Kingdom copyright laws. An adverse ruling was rendered against the Company in April, 1999, which the Company has appealed. Management currently believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         Exhibit No.                Description
         -----------                -----------
              11                    Computation of Net Income Per Share

     (b) REPORTS ON FORM 8-K
         The Company filed no reports on Form 8-K during the first quarter of 1999.

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

                                  MACKIE DESIGNS INC.
                                  --------------------------------------------
                                  (Registrant)

Dated:  May 13, 1999          By: /s/ William A. Garrard
                                  --------------------------------------------
                                  William A. Garrard
                                  VICE PRESIDENT, FINANCE AND CHIEF
                                  FINANCIAL OFFICER
                                  (Principal Financial and Accounting
                                  Officer)

                                  EXHIBIT INDEX


   Exhibit No.                       Description                     Location
   -----------                       -----------                     --------
      11            Computation of Net Income Per Share              Page 17