Form 10-Q
period 1999-06-30
MACKIE DESIGNS INC
filed 1999-08-16
CIK 946815

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1999
                               -------------------------------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                    ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE                                   12,189,358
--------------------------                          ----------------------------
          Class                                     Number of Shares Outstanding
                                                      (as of August 16, 1999)

                              MACKIE DESIGNS INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed consolidated balance sheets - June 30, 1999 and
                December 31, 1998

              Consolidated statements of operations - Three and six months ended
                June 30, 1999 and 1998

              Consolidated statements of cash flows - Six months ended June 30,
                1999 and 1998

              Notes to condensed consolidated financial statements

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MACKIE DESIGNS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             June 30,         December 31,
                                                              1999                1998
                                                           (Unaudited)
                                                          ------------        ------------
ASSETS
Current assets:
    Cash and cash equivalents                             $  3,717,620        $    123,611
    Available-for-sale securities                            6,635,785           6,309,659
    Accounts receivable, net                                29,503,900          30,501,951
    Inventories                                             36,617,372          39,748,903
    Prepaid expenses and other current assets                1,888,706           1,786,964
    Deferred income taxes                                    1,905,131           1,770,000
                                                          ------------        ------------
       Total current assets                                 80,268,514          80,241,088

Property, plant and equipment, net                          22,617,818          24,569,027
Goodwill, net                                                7,265,054           7,868,783
Bonds                                                        3,856,619           4,293,524
Other assets                                                 2,214,055           1,917,086
Deferred income taxes                                          980,363             447,501
                                                          ------------        ------------

Total assets                                              $117,202,423        $119,337,009
                                                          ------------        ------------
                                                          ------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                 $ 15,069,332        $ 12,057,654
    Accounts payable                                        13,168,206          14,351,463
    Commissions payable                                      2,341,933           2,001,716
    Accrued payroll and related taxes                        3,694,778           2,731,363
    Other accrued liabilities                                2,482,363           3,212,832
    Income taxes payable                                     1,228,178           1,762,752
    Current portion of long-term debt                        7,167,736           8,339,468
                                                          ------------        ------------
       Total current liabilities                            45,152,526          44,457,248

Long-term debt                                              18,146,353          18,984,200
Employee and other liabilities                               3,253,176           4,026,514
Deferred income taxes                                        2,416,660           1,973,328
Other deferred items                                           192,065             206,776
Minority interest                                              111,907             119,886

Shareholders' equity:
    Common stock                                            26,223,114          27,102,335
    Retained earnings                                       22,153,426          22,401,585
    Accumulated other comprehensive income (loss)             (446,804)             65,137
                                                          ------------        ------------
       Total shareholders' equity                           47,929,736          49,569,057
                                                          ------------        ------------

Total liabilities and shareholders' equity                $117,202,423        $119,337,009
                                                          ------------        ------------
                                                          ------------        ------------


SEE ACCOMPANYING NOTES.

                              MACKIE DESIGNS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        Three months ended                        Six months ended
                                                             June 30,                                 June 30,
                                                   -----------------------------           ------------------------------
                                                       1999              1998                  1999               1998
                                                   -----------       -----------           -----------        -----------
Net sales                                          $38,620,344       $18,216,698           $69,579,717        $35,570,938
Cost of goods sold                                  24,710,843        11,287,323            45,465,849         21,812,596
                                                   -----------       -----------           -----------        -----------
Gross profit                                        13,909,501         6,929,375            24,113,868         13,758,342

Operating expenses:
    Marketing and sales                              6,022,773         2,658,003            11,725,326          5,262,811
    Administrative                                   3,993,389         1,610,640             7,646,692          3,225,826
    Research and development                         1,649,959           955,713             3,477,966          2,056,949
                                                   -----------       -----------           -----------        -----------
       Total operating expenses                     11,666,121         5,224,356            22,849,984         10,545,586
                                                   -----------       -----------           -----------        -----------
Operating income                                     2,243,380         1,705,019             1,263,884          3,212,756

Interest income                                        186,088           172,450               362,622            340,177
Interest expense                                      (638,562)          (25,070)           (1,492,195)           (25,070)
Other expense                                         (244,352)            --                 (325,982)           (21,860)
                                                   -----------       -----------           -----------        -----------
Income (loss) before income taxes and                1,546,554         1,852,399              (191,671)         3,506,003
  minority interest

Income taxes                                           442,040           555,700                49,877          1,051,800
                                                   -----------       -----------           -----------        -----------

Income (loss) before minority interest               1,104,514         1,296,699              (241,548)         2,454,203

Minority interest                                       16,522             --                   (6,611)             --
                                                   -----------       -----------           -----------        -----------

Net income (loss)                                  $ 1,121,036       $ 1,296,699           $  (248,159)       $ 2,454,203
                                                   -----------       -----------           -----------        -----------
                                                   -----------       -----------           -----------        -----------

Basic and diluted income (loss) per
  share                                            $      0.09       $      0.10           $     (0.02)       $      0.19
                                                   -----------       -----------           -----------        -----------
                                                   -----------       -----------           -----------        -----------

Basic weighted shares outstanding
                                                    12,249,613        12,642,973            12,288,965         12,670,214
                                                   -----------       -----------           -----------        -----------
                                                   -----------       -----------           -----------        -----------

Diluted weighted shares outstanding                 12,249,613        13,034,349            12,288,965         13,029,024
                                                   -----------       -----------           -----------        -----------
                                                   -----------       -----------           -----------        -----------


SEE ACCOMPANYING NOTES.

                              MACKIE DESIGNS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Six months ended
                                                                                  June 30,
                                                                       ------------------------------
                                                                           1999               1998
                                                                       -----------       ------------
OPERATING ACTIVITIES
     Net income (loss)                                                 $  (248,159)      $  2,454,203
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                     2,872,349          1,862,241
       Loss on asset dispositions                                            --                21,860
       Decrease in minority interest                                         6,611              --
       Deferred income taxes                                              (192,168)            (6,000)
       Changes in operating assets and liabilities:
         Accounts receivable                                              (729,356)          (516,350)
         Inventory                                                         871,002           (836,087)
         Prepaid expenses and other current assets                        (135,700)           232,267
         Other assets                                                   (1,394,283)           (52,118)
         Accounts payable and accrued expenses                             692,622           (286,971)
         Commissions payable                                               517,250            (97,975)
         Income taxes payable                                             (474,204)           784,300
         Deferred items                                                     (5,529)            19,500
         Other long term liabilities                                      (336,958)             --
                                                                       -----------       ------------
         Net cash provided by operating activities                       1,443,477          3,578,870

INVESTING ACTIVITIES
    Acquisition of business, net of cash acquired                                         (14,342,241)
    Purchases of marketable securities                                  (3,794,722)        (7,097,732)
    Proceeds from sales of marketable securities                             --             1,151,216
    Proceeds from maturities of marketable securities                    3,460,000          7,368,760
    Purchases of property, plant and equipment                          (1,655,631)        (1,112,087)
    Proceeds from asset dispositions                                         --                 5,064
                                                                       -----------       ------------
       Net cash used in investing activities                            (1,990,353)       (14,027,020)

FINANCING ACTIVITIES
    Proceeds from bank loan                                                  --            12,800,000
    Payments on bank loans                                                (253,900)             --
    Net proceeds on bank line of credit and short-term debt              3,011,678            975,000
    Repurchase and retirement of common stock                             (887,546)          (897,687)
    Net proceeds from exercise of stock options                              8,325             55,500
                                                                       -----------       ------------
       Net cash provided by financing activities                         1,878,557         12,932,813

Effect of exchange rate changes on cash                                  2,262,328              --
                                                                       -----------       ------------

Net increase in cash and cash equivalents                                3,594,009          2,484,663

Cash and cash equivalents at beginning of period                           123,611            975,180
                                                                       -----------       ------------

Cash and cash equivalents at end of period                             $ 3,717,620       $  3,459,843
                                                                       -----------       ------------
                                                                       -----------       ------------

SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes                                             $   912,000       $    223,500
                                                                       -----------       ------------
                                                                       -----------       ------------
Cash paid for interest                                                 $ 1,405,000       $     25,070
                                                                       -----------       ------------
                                                                       -----------       ------------

SEE ACCOMPANYING NOTES.

                              MACKIE DESIGNS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Mackie Designs Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of future financial results. For further information, refer to the condensed consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

3.  INVENTORIES

Inventories at June 30, 1999 and December 31, 1998 consisted of the following:


                                              June 30,          December 31,
                                                1999                1998
                                             -----------        ------------
           Raw materials                     $16,138,924        $17,044,196
           Work in process                     4,942,322          5,012,847
           Finished goods                     15,536,126         17,691,860
                                             -----------        ------------
                                             $36,617,372        $39,748,903
                                             -----------        ------------
                                             -----------        ------------


4.  NET INCOME (LOSS)  PER SHARE

Basic net income (loss) per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes the effect of dilutive potential common shares outstanding, consisting of stock options using the treasury stock method. The denominators of diluted net income (loss) per share exclude the effect of unexercised stock options representing the potential rights to 3,415,550 and 317,500 shares for the second quarters of 1999 and 1998, respectively, as well as 3,415,550 and 317,500 shares for the first six months of 1999 and 1998, respectively, as including the effect of such instruments would be antidilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations on a quarter and year-to-date basis for 1999 and 1998.


                                                                 Three months ended                        Six months ended
                                                                      June 30,                                 June 30,
                                                            -----------------------------           ------------------------------
                                                                1999              1998                  1999               1998
                                                            -----------       -----------           -----------        -----------
Numerator:
   Numerator for basic and diluted income (loss) per        $ 1,121,036       $ 1,296,699           $  (248,159)       $ 2,454,203
     share - net income (loss)
                                                            -----------       -----------           -----------        -----------

Denominator:
   Denominator for basic income (loss) per share -
     weighted average common shares                          12,249,613        12,642,973            12,288,965         12,670,214

   Effect of dilutive securities:
     Stock options                                                --              391,376                 --               359,029
                                                            -----------       -----------           -----------        -----------

   Denominator for diluted income (loss) per share           12,249,613        13,034,349            12,288,965         13,029,243
                                                            -----------       -----------           -----------        -----------

Basic income (loss) per share                               $      0.09       $      0.10           $     (0.02)       $      0.19
                                                            -----------       -----------           -----------        -----------
                                                            -----------       -----------           -----------        -----------

Diluted income (loss) per share                             $      0.09       $      0.10           $     (0.02)       $      0.19
                                                            -----------       -----------           -----------        -----------
                                                            -----------       -----------           -----------        -----------


5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income, in general, refers to the total change in equity during a period except those changes that result from investments by owners and distributions to owners. Comprehensive income includes net income as well as an other comprehensive income component comprised of certain revenues, expenses, gains and losses that under generally accepted accounting principles are reflected in shareholders' equity but excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive income (specifically, accumulated foreign currency translation adjustments and unrealized gains and losses on investments available-for-sale) from the other components of shareholders' equity in the accompanying Condensed Consolidated Balance Sheets.

Comprehensive income (loss) for the three and six month periods ended June 30, 1999, are detailed below:


                                                   Three months ended June 30,   Six months ended June 30,
                                                              1999                         1999
                                                   ---------------------------   -------------------------
           Net income (loss)                                        $1,121,036                   $(248,159)
           Other comprehensive (loss):
              Foreign currency translation                            (466,062)                   (503,345)
                adjustments
              Unrealized (loss) on
                available-for-sale securities                           (8,596)                     (8,596)
                                                   ---------------------------   -------------------------
              Comprehensive income (loss)                           $  646,378                   $(760,100)
                                                   ---------------------------   -------------------------
                                                   ---------------------------   -------------------------


No other comprehensive income (loss) was recorded for the three and six months ended June 30, 1998.

6.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Mackie Designs Inc. and its subsidiary, RCF. The Mackie segment offers audio mixers and other professional audio equipment. The RCF segment offers loudspeakers and speaker components. A summary of key financial data by segment is as follows:


                                                                                                Elimination of
                                                                                                 intercompany
                                                               Mackie             RCF              amounts        Total
                                                               -------          -------         --------------   --------
                                                                                      (in thousands)
  THREE MONTHS ENDED JUNE 30, 1999:
     Net sales                                                 $25,908          $15,124            $(2,412)      $ 38,620
     Operating income                                            2,518              117               (392)          2243
     Interest income                                               417               90               (321)           186
     Interest expense                                             (284)            (676)               321           (639)
     Depreciation and amortization                                 792              481               --            1,273
     Income tax provision                                          795             (353)              --              442
     Purchases of property, plant and equipment                    253              393               --              646
     Total property, plant and equipment, net                   10,111           12,507               --           22,618
     Total assets                                               60,335           63,247             (6,379)       117,202


  SIX MONTHS ENDED JUNE 30, 1999:
     Net sales                                                 $46,132          $28,362            $(4,914)      $ 69,580
     Operating income (loss)                                     2,112             (331)              (517)         1,264
     Interest income                                               822              183               (642)           363
     Interest expense                                             (651)          (1,483)               642         (1,492)
     Depreciation and amortization                               1,894              978               --            2,872
     Income tax provision                                          685             (635)              --               50
     Purchases of property, plant and equipment                    459            1,016               --            1,475
     Total property, plant and equipment, net                   10,111           12,507               --           22,618
     Total assets                                               60,335           63,247             (6,379)       117,202


No segment information is provided for 1998 because the Company operated in only one segment prior to the acquisition of RCF on June 29, 1998.

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

The Company's gross margins are affected by its international sales. Typically, gross margins from exported products by Mackie are lower than from those sold in the U.S. due to discounts offered to its international distributors. RCF does not offer discounts to its distributors. The discounts offered by Mackie are given because the international distributor typically incurs certain expenses, including technical support, product service and in-country advertising, that the Company normally incurs for domestic sales. The Company offered its international distributors a weighted-average discount of approximately 12.7% in 1996, 14.8% in 1997, 10.1% in 1998, and 4.6% in the first six months of 1999. The decrease in discounts is attributable to the lack of discounts offered by RCF. Sales outside the U.S. represented approximately 38%, 38%, 44% and 49% of the Company's net sales in 1996, 1997, 1998, and the first six months of 1999, respectively. The increase in the net sales outside the U.S. in 1998 and the first six months of 1999 is primarily attributable to the inclusion of sales by RCF which the Company acquired in June 1998.

The Company's gross margins are also affected by the purchase of some components outside of the U.S. and Italy. As a result of fluctuations in the value of local currencies relative to the U.S. Dollar and the Italian Lira, some of the Company's international component suppliers have increased prices and may further increase prices. The Company currently does not employ any formal foreign exchange hedging strategies, but may do so in the future.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 AS COMPARED WITH QUARTER ENDED JUNE 30, 1998

Net sales increased 112.0% to $38.6 million in the second quarter of 1999 from $18.2 million in the second quarter of 1998. The increase was primarily attributable to the inclusion of RCF's sales of $14.5 million as well as increases related to the Company's expanded product offerings. Sales outside the U.S. increased to 50% of the Company's total net sales in the second quarter of 1999 from 33% in the second quarter of 1998. This increase was due mainly to the inclusion of sales by RCF whose sales outside of the U.S. comprised 96% of its total net sales for the second quarter of 1999.

Gross margin decreased to 36.0% in the second quarter of 1999 from 38.0% in the second quarter of 1998. This decrease was primarily due to costs related to new product introductions and other manufacturing inefficiencies.

Marketing and sales expenses increased to $6.0 million in the second quarter of 1999 from $2.7 million in the corresponding period of 1998. The increase was primarily attributable to the inclusion of marketing and sales expenses for RCF of $2.5 million. As a percentage of net sales, marketing and sales expenses increased to 15.6% in the second quarter of 1999 from 14.6% in the corresponding period of 1998 in support of the new product introductions in the current quarter.

Administrative expenses increased to $4.0 million for the second quarter of 1999 from $1.6 million for the corresponding period of 1998. The increase was primarily attributable to the inclusion of administrative expenses for RCF of $2.1 million. As a percentage of net sales, these expenses were 10.3% in the second quarter of 1999 compared with 8.8% in the corresponding period of 1998. This increase is primarily due to the higher administrative expenses as a percentage of sales incurred by RCF.

Research and development (R&D) expenses increased to $1.6 million in the second quarter of 1999 from $1.0 million in the corresponding period of 1998. This increase was due primarily to the inclusion of R&D expenses for RCF of $0.3 million and the increased number of new product introductions in 1999 over the same period in 1998. As a percentage of net sales, these expenses decreased to 4.3% in the second quarter of 1999 from 5.2% in the corresponding period of 1998. This decline is primarily due to the lower R&D expenses as a percentage of sales incurred by RCF.

Interest income increased to $186,000 in the second quarter of 1999 compared with $172,000 in the second quarter of 1998 due to the inclusion of interest income from RCF. Interest expense increased to $639,000 in the second quarter of 1999 from $25,000 in the corresponding period of 1998 primarily due to borrowings related to the acquisition of RCF and to debt carried by RCF.

Income tax expense for the second quarter of 1999 of $442,000 represents an overall effective rate of 28.6%. Income taxes for the second quarter of 1998 of $556,000 represented an overall effective rate of 30.0%.

SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

Net sales increased 95.6% to $69.6 million in the first six months of 1999 from $35.6 million in the first six months of 1998. The increase was primarily attributable to the inclusion of RCF's sales of $27.1 million as well as increases related to the Company's expanded product offerings. Sales outside the U.S. increased to 49% of the Company's total net sales in the first six months of 1999 from 29% in the first six months of 1998. This increase was due mainly to the inclusion of sales by RCF whose sales outside of the U.S. comprised 95% of its total net sales for the first six months of 1999.

Gross margin decreased to 34.7% in the first six months of 1999 from 38.7% in the first six months of 1998. This decrease was primarily due to costs related to new product introductions and other manufacturing inefficiencies.

Marketing and sales expenses increased to $11.7 million in the first six months of 1999 from $5.3 million in the corresponding period of 1998. The increase was primarily attributable to the inclusion of marketing and sales expenses for RCF of $4.9 million. As a percentage of net sales, marketing and sales expenses increased to 16.9% in the first six months of 1999 from 14.8% in the corresponding period of 1998 in support of the new product introductions in the current period.

Administrative expenses increased to $7.6 million for the first six months of 1999 from $3.2 million for the corresponding period of 1998. The increase was primarily attributable to the inclusion of administrative expenses for RCF of $4.2 million. As a percentage of net sales, these expenses were 11.0% in the first six months of 1999 compared with 9.1% in the corresponding period of 1998. This increase is primarily due to the higher administrative expenses as a percentage of sales incurred by RCF.

Research and development expenses increased to $3.5 million in the first six months of 1999 from $2.1 million in the corresponding period of 1998. This increase was due primarily to the inclusion of R&D expenses for RCF of $0.8 million and the increased number of new product introductions in 1999 over the same period in 1998. As a percentage of net sales, these expenses decreased to 5.0% in the first six months of 1999 from 5.8% in the corresponding period of 1998. This decline is primarily due to the lower R&D expenses as a percentage of sales incurred by RCF.

Interest income increased to $363,000 in the first six months of 1999 compared with $340,000 in the first six months of 1998 due to the inclusion of interest income from RCF. Interest expense increased to $1,492,000 in the first six months of 1999 from $25,000 in the corresponding period of 1998 primarily due to borrowings related to the acquisition of RCF and to debt carried by RCF.

Income tax expense for the first six months of 1999 was $50,000. The Company incurred tax expense even though it lost money on a consolidated basis due to its inability to take income tax benefits for losses incurred by certain subsidiaries of RCF. The provision for income taxes for the first six months of 1998 of $1,052,000 represented an overall effective rate of 30.0%.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1999, the Company's operating activities generated cash of $1.4 million. Net cash generated by operating activities in the first six months of 1999 was primarily attributable to a decrease in inventory and an increase in accounts payable and accrued expenses and commissions payable, offset by increases in other assets and accounts receivable. Net cash used in investing activities totaled $2.0 million in the first six months of 1999, due principally to purchases of equipment. Net cash provided by financing activities in the first six months of 1999 was $1.9 million, due principally to proceeds from short-term borrowings. During this same period, the Company repurchased approximately 162,000 shares of its own stock at a total cost of $888,000.

In June 1998, the Company entered into a credit agreement with a bank to provide certain credit facilities to the Company, including a $14.0 million loan for the acquisition of RCF of which $12.5 million was outstanding at June 30, 1999. Unused amounts under the loan may be used for general corporate purposes. The loan, which is secured by all of the Company's assets, bears interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. Interest on the loan is payable monthly. Principal is payable on September 30 of each year commencing September 30, 1999 in installments equal to 1/7 of the amount borrowed. All outstanding principal and interest amounts are due on September 30, 2003. The agreement also provides a $5.0 million unsecured line of credit to finance any unexpected working capital requirements. The line of credit bears interest at the same rate as the acquisition loan. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility, such as interest rate, repayment period and collateral, will be determined at the time advances are made to the Company. The Company also has a $1.75 million line of credit for the purchase of foreign exchange contracts. At June 30, 1999, there were no outstanding balances on any of the credit lines. These credit facilities (excluding the acquisition loan) expire April 30, 2000. Under the terms of the credit agreement, the Company must maintain certain financial ratios and tangible net worth. The Company renegotiated these covenants with the bank effective June 30, 1999 and was in compliance with all covenants at June 30, 1999. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. The agreement also imposes an annual capital expenditure limit of $10 million.

RCF has entered into agreements with several banks that provide short-term credit facilities totaling approximately $23 million. At June 30, 1999, there was approximately $15.1 million outstanding under these facilities. The majority of these credit facilities are secured by RCF's receivables. Interest rates on these credit facilities range from 3.4% to 8.8%. RCF also has various long-term loans outstanding at June 30, 1999, totaling approximately $12.9 million, which bear interest at rates from 3.1% to 8.8%. These loans mature at varying dates up to 2007 and certain of these loans are secured by specific assets of RCF. RCF is subject to certain financial covenants on its long-term loans. RCF was not in compliance with one of these covenants at June 30, 1999. RCF is working with the financial institution to modify the existing and future debt covenants so that RCF can be in compliance with the terms of the loan. Management expects to obtain such modifications with the financial institution in the third quarter of 1999. As a result of RCF not being in compliance with the debt covenant at June 30, 1999, the loan balance of approximately $4.8 million has been included in the current portion of long-term debt.

INFLATION

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

READINESS

INFORMATION SYSTEM - ENTERPRISE RESOURCE PLANNING SYSTEM (ERP). Y2K inspection at Mackie-Woodinville revealed two systems requiring updating: the shipping manifest system, and the general ledger module of the manufacturing system. Integration of the replacement shipping system has been completed. The general ledger module is to be replaced by a Y2K compliant version from the software developer. Completion of this work is scheduled for the end of the third quarter of 1999.

RCF completed the analysis of its system in mid-1998. Its Enterprise Resource Planning System (ERP) was determined to be Y2K non-compliant and implementation of a solution began in February 1999. The revised ERP server went into operation in July 1999, and all systems appear to be working correctly.

INFORMATION SYSTEMS - HARDWARE. Hardware at Mackie-Woodinville has undergone an analysis showing no major problems. Server hardware has been found to be Y2K compliant, and the primary ERP server at Mackie has had its Unix operating system upgraded to make it Y2K compliant. PC hardware and operating systems have been found to have minor issues that have now also been resolved.

Other equipment with embedded systems have been inspected and, with the exception of one piece of equipment, are either not date-dependent or are Y2K compliant.

RCF has purchased all server hardware required for Y2K compliance. The PC and network server analyses are expected to take place in October 1999. The Company does not consider this to be a point of risk given that, with the exception of a small number of PC's, all hardware is new and Y2K compliant.

VENDORS. Mackie-Woodinville has undergone a process to evaluate the Y2K preparedness of its critical vendors. Any of these vendors who are in the process of completing their Y2K preparations will be monitored quarterly for progress. Mackie-Woodinville has in place a plan to evaluate the cost and time to develop alternate sources for goods, plus a program to evaluate the cost and storage requirements to ensure an uninterrupted supply of goods while engaging alternate suppliers.

RCF has begun the process of identifying key vendors and assessing the Y2K compliance of these vendors. Vendors will be asked about their Y2K compliance plans and based on their responses, RCF plans to take appropriate actions to mitigate the possible impact of Y2K issues.

CUSTOMERS. A customer evaluation process is in place at Mackie-Woodinville to ensure that critical customers will be compliant. Of the customers who are not already Y2K compliant, those preparing for Y2K compliance will be monitored quarterly.

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

COSTS

The resolution of all Y2K issues at Mackie-Woodinville has been budgeted to cost less than $50,000, and the project is currently within budget. These costs will be funded by cash flow from operations.

RCF has a total Y2K budget of $250,000 and is working within its budget. All costs will be funded by cash flow from operations.

RISKS

The Company's primary Y2K risks are in timing of the conversions planned for completion in the third quarter of 1999 and the failure of key vendors to achieve Y2K compliance. Risks regarding issues that are directly within the Company's control are considered to be fairly low. External influences are being managed by the Company to the extent possible to minimize any potential impact on the business.

CONTINGENCY PLANS

The Company is preparing contingency plans which will focus on the potential for disruptions to be introduced at the turn of the year. The Company believes that any such disruption will be minor and addressed through the use of internal resources.

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

RCF's computer system does not support the Euro currency, and at this time it is believed that reprogramming the system is not an economically viable option. Until a Euro solution is implemented, the current system will continue to be used. One major shortcoming of doing so is the inability of this system to invoice multiple currencies when a Value-Added Tax (VAT) is being applied. Currently, the system is only able to properly apply VAT to Lira-denominated invoices. This means that invoices for Italian customers who request to be billed in Euro instead of Lira will need to be done external to the primary business system. Although the date for mandatory Euro compliance is January 1, 2002, it is believed that the existing system could be utilized until mid-2001 after which time the effort to run a non-compliant system will no longer be a feasible option.

The task of making RCF Euro-compliant has already begun with the investigation of alternate systems. The cost to achieve Euro-compliance for RCF is currently unknown.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company does not have any derivative financial instruments as of June 30, 1999. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company continued to maintain a lawsuit filed in June 1997 against certain parties alleging infringement of its intellectual property rights. The defendants include Behringer Spezielle Studio-Technick Gmbh, a German corporation, Behringer International GmbH, a German corporation, and Ulrich Bernard Behringer (collectively, "Behringer"). The suit claims damages in the amount of $327 million. The case is pending in the United States District Court for the Western District of Washington. Behringer has filed counterclaims alleging unspecified damages. While the Company intends to vigorously prosecute its claims, there can be no assurance that the Company will prevail in any of these actions.

The Company also continued to maintain litigation in the United Kingdom against Behringer for circuit board copying in contravention of United Kingdom copyright laws. An adverse ruling was rendered against the Company in April 1999, which the Company has appealed. Management currently believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on May 6, 1999, the following proposals were adopted by the votes indicated:

     1. To elect Walter Goodman and David M. Tully to serve as Class 1 directors of the Company for a three-year term and to elect Gregory Riker to serve as a Class 3 director of the Company for the remaining two years of a three-year term:


                                                 NUMBER OF SHARES
                                            --------------------------
                                               FOR            WITHHELD
                                            ----------        --------
                  Walter Goodman            11,476,058        458,905
                  David M. Tully            11,475,858        459,105
                  Gregory Riker             11,473,458        461,505


     2. To approve an amendment to the Company's Second Amended and Restated 1995 Stock Option Plan, as set forth in the Proxy Statement:


                  For                         10,194,702
                  Against                        510,162
                  Abstain                         81,250
                  Broker Non-votes             1,148,849


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  REPORTS ON FORM 8-K

     (a) REPORTS ON FORM 8-K
         The Company filed one report on Form 8-K during the second quarter of 1999 dated May 7, 1999 and filed on May 14, 1999 relating to a change in the Company's certifying accountants.

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


                                           MACKIE DESIGNS INC.
                                           -------------------------------------
                                           (Registrant)


Dated: August 16, 1999                 By: /s/ William A. Garrard
                                           -------------------------------------
                                           William A. Garrard
                                           VICE PRESIDENT, FINANCE AND CHIEF
                                           FINANCIAL OFFICER
                                           (Principal Financial and Accounting
                                           Officer)