Form 10-Q
period 1999-09-30
MACKIE DESIGNS INC
filed 1999-11-15
CIK 946815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999
                               -----------------------------------------------
                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------------------


Commission File Number:  0-26524
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


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                 12,100,758
--------------------------                        ----------------------------
           Class                                  Number of Shares Outstanding
                                                   (as of November 15, 1999)

                               MACKIE DESIGNS INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed consolidated balance sheets - September 30, 1999 and
               December 31, 1998

              Condensed consolidated statements of income - Three and nine months ended September 30, 1999 and 1998

              Condensed consolidated statements of cash flows - Nine months ended September 30, 1999 and 1998

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

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MACKIE DESIGNS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,        December 31,
                                                              1999                 1998
                                                          (Unaudited)
                                                        -----------------  ------------------
ASSETS
Current assets:
    Cash and cash equivalents                             $   3,596,128       $     123,611
    Available-for-sale securities                             6,491,503           6,309,659
    Accounts receivable, net                                 32,835,585          30,501,951
    Inventories                                              36,244,554          39,748,903
    Prepaid expenses and other current assets                 1,983,016           1,786,964
    Deferred income taxes                                     1,923,260           1,770,000
                                                        -----------------  ------------------
       Total current assets                                  83,074,046          80,241,088

Property, plant and equipment, net                           21,917,471          24,569,027
Goodwill, net                                                 7,383,999           7,868,783
Bonds                                                         4,046,355           4,293,524
Other assets                                                  2,456,027           1,917,086
                                                        -----------------  ------------------

Total assets                                              $ 118,877,898       $ 118,889,508
                                                        =================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                 $  16,578,609       $  12,057,654
    Accounts payable                                         13,605,460          14,351,463
    Accrued expenses                                          9,168,040           7,945,911
    Income taxes payable                                      1,406,508           1,762,752
    Current portion of long-term debt                         7,240,152           8,339,468
                                                        -----------------  ------------------
       Total current liabilities                             47,998,769          44,457,248

Long-term debt                                               16,661,693          18,984,200
Employee and other liabilities                                3,306,709           4,026,514
Deferred income taxes                                         1,453,432           1,525,827
Other deferred items                                            149,500             206,776
Minority interest                                                --                 119,886

Shareholders' equity:
    Common stock                                             25,802,401          27,102,335
    Retained earnings                                        23,866,438          22,401,585
    Accumulated other comprehensive income (loss)             (361,044)              65,137
                                                        -----------------  ------------------
       Total shareholders' equity                            49,307,795          49,569,057
                                                        -----------------  ------------------

Total liabilities and shareholders' equity                $ 118,877,898       $ 118,889,508
                                                        =================  ==================

SEE ACCOMPANYING NOTES.

                                MACKIE DESIGNS INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                       Three months ended                       Nine months ended
                                                         September 30,                            September 30,
                                               -----------------------------------     -------------------------------------
                                                     1999              1998                  1999               1998
                                               ----------------- -----------------     ------------------ ------------------
Net sales                                         $ 39,558,161      $ 30,546,143          $ 109,137,878       $ 66,117,081
Cost of goods sold                                  25,681,287        18,564,110             71,147,135         40,376,706
                                               ----------------- -----------------     ------------------ ------------------
Gross profit                                        13,876,874        11,982,033             37,990,743         25,740,375

Operating expenses:
    Marketing and sales                              5,688,515         4,096,603             17,413,841          9,359,414
    Administrative                                   3,837,638         3,342,243             11,484,330          6,568,069
    Research and development                         1,669,551         1,375,869              5,147,518          3,432,818
                                               ----------------- -----------------     ------------------ ------------------
       Total operating expenses                     11,195,704         8,814,715             34,045,689         19,360,301
                                               ----------------- -----------------     ------------------ ------------------
Operating income                                     2,681,170         3,167,318              3,945,054          6,380,074

Interest income                                        168,276           234,433                530,898            574,610
Interest expense                                      (677,079)         (779,841)            (2,169,273)          (804,911)
Other income                                           525,635            42,865                193,040             21,005
                                               ----------------- -----------------     ------------------ ------------------
Income before income taxes                           2,698,002         2,664,775              2,499,719          6,170,778

Income taxes                                           984,988           888,766              1,034,866          1,940,566
                                               ----------------- -----------------     ------------------ ------------------

Net income                                        $  1,713,014      $  1,776,009          $   1,464,853       $  4,230,212
                                               ================= =================     ================== ==================


Basic net income per share                        $       0.14      $       0.14          $        0.12       $       0.33
                                               ================= =================     ================== ==================

Diluted net income per share                      $       0.14      $       0.14          $        0.12       $       0.33
                                               ================= =================     ================== ==================

Basic weighted shares outstanding                   12,177,615        12,583,654             12,251,116         12,656,366
                                               ================= =================     ================== ==================

Diluted weighted shares outstanding                 12,177,615        12,916,847             12,315,799         13,006,782
                                               ================= =================     ================== ==================

SEE ACCOMPANYING NOTES.

                              MACKIE DESIGNS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                 -----------------------------------
                                                                                       1999              1998
                                                                                 ----------------- ------------------
OPERATING ACTIVITIES
     Net income                                                                    $  1,464,853       $  4,230,212
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                  4,264,237          3,274,512
       Loss on asset dispositions                                                         --                21,860
       Decrease in minority interest                                                   (110,106)            19,604
       Deferred income taxes                                                           (356,788)          (171,398)
       Changes in operating assets and liabilities:
         Accounts receivable                                                         (3,808,135)        (4,981,692)
         Inventories                                                                  1,814,508           (974,073)
         Prepaid expenses and other current assets                                     (215,132)           376,084
         Other assets                                                                  (819,225)        (1,063,903)
         Accrued expenses                                                             1,913,941             68,931
         Income taxes payable                                                          (279,117)           922,189
         Deferred items                                                                 (57,276)            19,265
         Other long term liabilities                                                   (154,494)            29,315
                                                                                 ----------------  -----------------
         Net cash provided by operating activities                                    3,657,266          1,770,906

INVESTING ACTIVITIES
    Acquisition of business, net of cash acquired                                         --           (14,863,163)
    Purchases of available-for-sale securities                                       (6,090,443)       (13,033,718)
    Proceeds from sales of available-for-sale securities                                  --             2,207,885
    Proceeds from maturities of available-for-sale securities                         5,945,000         12,202,597
    Purchases of property, plant and equipment                                       (2,162,261)        (2,959,413)
    Proceeds from asset dispositions                                                      --                 5,064
                                                                                 ----------------  -----------------
       Net cash used in investing activities                                         (2,307,704)       (16,440,748)

FINANCING ACTIVITIES
    Proceeds from bank loan                                                             720,001         18,142,276
    Payments on bank loans                                                           (2,642,914)          (197,014)
    Net proceeds (payments) on bank line of credit and short-term debt                5,844,868         (1,209,801)
    Repurchase and retirement of common stock                                        (1,308,249)        (1,260,719)
    Net proceeds from exercise of stock options                                           8,325             55,500
                                                                                 ----------------  -----------------
       Net cash provided by financing activities                                      2,622,031         15,530,242

Effect of exchange rate changes on cash                                                (499,076)           291,030
                                                                                 ----------------  -----------------

Net increase in cash and cash equivalents                                             3,472,517          1,151,430

Cash and cash equivalents at beginning of period                                        123,611            975,180
                                                                                 ----------------  -----------------

Cash and cash equivalents at end of period                                         $  3,596,128       $  2,126,610
                                                                                 ================  =================

SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes                                                         $  1,132,815       $  1,454,500
                                                                                 ================  =================
Cash paid for interest                                                             $  1,970,318       $    856,446
                                                                                 ================  =================

SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Mackie Designs Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of future financial results. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission. Certain amounts reported in previous periods have been reclassified to conform to the 1999 presentation.

2.     ACQUISITION

On June 29, 1998, the Company acquired 100% of the capital stock of Radio Cine Forniture (RCF) S.p.A. ("RCF"), an Italian corporation. RCF is a manufacturer of audio speakers and speaker components based in Reggio Emilia, Italy. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price, plus related acquisition costs, was approximately $15 million. The excess of the purchase price over the fair value of net assets acquired is included in goodwill. The results of operations of RCF have been included in the Company's consolidated results of operations beginning on July 1, 1998.

3.     INVENTORIES

Inventories at September 30, 1999 and December 31, 1998 consisted of the following:

                                              September 30,        December 31,
                                                   1999                1998
                                            ------------------    ----------------
           Raw materials                        $ 15,680,165        $ 17,044,196
           Work in process                         5,143,376           5,012,847
           Finished goods                         15,421,013          17,691,860
                                            ------------------    ----------------
                                                $ 36,244,554        $ 39,748,903
                                            ==================    ================

4.       EARNINGS PER SHARE

Basic net income per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the effect of dilutive potential common shares outstanding, consisting of stock options using the treasury stock method. The denominators of diluted net income per share exclude the effect of unexercised stock options representing the potential rights to 3,138,550 and 300,000 shares for the third quarters of 1999 and 1998, respectively, as well as 3,146,550 and 311,670 shares for the first nine months of 1999 and 1998, respectively, as including the effect of such instruments would be antidilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income per share calculations on a quarter and year-to-date basis for 1999 and 1998.

                                                                Three months ended                      Nine months ended
                                                                   September 30,                          September 30,
                                                         ----------------------------------    -------------------------------------
                                                              1999              1998                 1999                1998
                                                         ----------------  ----------------    ------------------  -----------------
Numerator:
   Numerator for basic and diluted net income
     per share - net income                                 $ 1,713,014       $ 1,776,009           $ 1,464,853       $  4,230,212
                                                         ----------------  ----------------    ------------------  -----------------

Denominator:
   Denominator for basic net income per share -
     weighted average common shares                          12,177,615        12,583,654            12,251,116         12,656,366

   Effect of dilutive securities:
     Stock options                                                --              333,193                64,683            350,416
                                                         ----------------  ----------------    ------------------  -----------------

   Denominator for diluted net income per share              12,177,615        12,916,847            12,315,799         13,006,782
                                                         ----------------  ----------------    ------------------  -----------------

Basic net income per share                                  $      0.14       $      0.14           $       0.12      $       0.33
                                                         ================  ================    ==================  =================

Diluted net income per share                                $      0.14       $      0.14           $       0.12      $       0.33
                                                         ================  ================    ==================  =================

5.       COMPREHENSIVE INCOME

Comprehensive income, in general, refers to the total change in equity during a period except those changes that result from investments by owners and distributions to owners. Comprehensive income includes net income as well as an other comprehensive income component comprised of certain revenues, expenses, gains and losses that under generally accepted accounting principles are reflected in shareholders' equity but excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive income (specifically, accumulated foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities) from the other components of shareholders' equity in the accompanying condensed consolidated balance sheets.

Comprehensive income for the three and nine month periods ended September 30, 1999 and 1998, is detailed below:

                                                            Three months ended                    Nine months ended
                                                              September 30,                         September 30,
                                                           1999            1998                1999               1998
                                                     ---------------------------------   -------------------------------------
   Net income                                            $ 1,713,014     $ 1,776,009          $ 1,464,853        $ 4,230,212
   Other comprehensive income (loss):
       Foreign currency translation adjustments               81,112       (386,681)            (422,233)          (386,681)
       Unrealized gain (loss) on available-for-
          sale securities                                      4,648                              (3,948)
                                                     ---------------------------------   -------------------------------------
       Comprehensive income                              $ 1,798,774     $ 1,389,328          $ 1,038,672        $ 3,843,531
                                                     =================================   =====================================

6.       SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Mackie Designs Inc. and its subsidiary, RCF. The Mackie segment offers audio mixers and other professional audio equipment. The RCF segment offers loudspeakers and speaker components and Mackie product offerings through its subsidiaries. A summary of key financial data by segment is as follows:

                                                                                         Elimination of
                                                                                          intercompany
                                                          Mackie             RCF             amounts           Total
                                                     ----------------- ---------------- ------------------ --------------
                                                                                (in thousands)
THREE MONTHS ENDED SEPTEMBER 30, 1999:
   Net sales                                            $   27,004        $  15,761         $   (3,207)     $  39,558
   Operating income                                          1,996            1,045               (360)         2,681
   Interest income                                             409               80               (321)           168
   Interest expense                                           (222)            (776)               321           (677)
   Depreciation and amortization                               894              498               --            1,392
   Income tax provision                                        525              460               --              985
   Purchases of property, plant and equipment                  687              --                --              687
   Total property, plant and equipment, net                  9,322           12,595               --           21,917
   Total assets                                             60,914           68,157             (9,280)       119,791

THREE MONTHS ENDED SEPTEMBER 30, 1998:
   Net sales                                            $   20,588        $   9,958               --        $  30,546
   Operating income                                          2,717              450               --            3,167
   Interest income                                             478               77               (321)           234
   Interest expense                                           (279)            (822)               321           (780)
   Depreciation and amortization                             1,029              384               --            1,413
   Income tax provision                                        896               (7)              --              889
   Purchases of property, plant and equipment                1,636              211               --            1,847
   Total property, plant and equipment, net                 10,507           12,542               --           23,049
   Total assets                                             71,004           49,739               --          120,743

NINE MONTHS ENDED SEPTEMBER 30, 1999:
   Net sales                                            $   73,136        $  44,123         $   (8,121)     $ 109,138
   Operating income (loss)                                   4,108              714               (877)         3,945
   Interest income                                           1,232              263               (964)           531
   Interest expense                                           (873)          (2,260)               964         (2,169)
   Depreciation and amortization                             2,788            1,476               --            4,264
   Income tax provision                                      1,210             (175)              --            1,035
   Purchases of property, plant and equipment                1,146            1,016               --            2,162


NINE MONTHS ENDED SEPTEMBER 30, 1998:
   Net sales                                            $   56,159        $   9,958               --        $  66,117
   Operating income (loss)                                   5,930              450               --            6,380
   Interest income                                             819               77               (321)           575
   Interest expense                                           (304)            (822)               321           (805)
   Depreciation and amortization                             2,891              384               --            3,275
   Income tax provision                                      1,948               (7)              --            1,941
   Purchases of property, plant and equipment                2,748              211               --            2,959

7.    SUBSEQUENT EVENT

On November 3, 1999, the Company entered into a full settlement with Behringer Spezielle Studio-Technick Gmbh, a German corporation, Behringer International GmbH, a German corporation, and Ulrich Bernard Behringer, the defendants in the lawsuit filed in June 1997 alleging infringement of the Company's intellectual property rights. The settlement did not have a material impact on the Company's financial position, liquidity or results of operations.

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

The Company derives its operating revenue from worldwide sales of audio mixers, speakers and other professional audio equipment. Sales outside the U.S. account for a significant portion of the Company's total sales. International sales volumes have historically been affected by foreign currency fluctuations relative to the U.S. Dollar. When weaknesses of local currencies have made the Company's products more expensive, sales in those countries have declined.

The Company's gross margins are affected by its international sales. Typically, gross margins from exported products by Mackie are lower than from those sold in the U.S. due to discounts offered to its international distributors. RCF does not offer discounts to its distributors. The discounts offered by Mackie are given because the international distributor typically incurs certain expenses, including technical support, product service and in-country advertising, that the Company normally incurs for domestic sales. The Company offered its international distributors a weighted-average discount of approximately 14.8% in 1997, 10.1% in 1998, and 4.8% in the first nine months of 1999. The decrease in discounts is attributable to the lack of discounts offered by RCF. Sales outside the U.S. represented approximately 38%, 44% and 48% of the Company's net sales in 1997, 1998, and the first nine months of 1999, respectively. The increase in the net sales outside the U.S. in 1998 and the first nine months of 1999 is primarily attributable to the inclusion of sales by RCF, which the Company acquired in June 1998.

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

In August 1999, the Company laid off a total of 52 employees from its manufacturing facility in Woodinville, Washington. This layoff was done in an effort to streamline the manufacturing operations and to help improve operating margins moving forward.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 AS COMPARED WITH QUARTER ENDED SEPTEMBER 30,
1998

Net sales increased 29.5% to $39.6 million in the third quarter of 1999 from $30.5 million in the third quarter of 1998. The increase was primarily attributable to strong revenue growth in both the RCF and Mackie segments. The Company shifted to a captive distribution model in Europe during the first half of 1999 and is starting to see the positive impact of the shift. The Mackie segment saw strong revenue growth over the third quarter of 1998 in connection with its expanded product offerings. Sales outside the U.S. increased slightly to 48% of the Company's total net sales in the third quarter of 1999 from 47% in the third quarter of 1998.

Gross margin decreased to 35.1% in the third quarter of 1999 from 39.2% in the third quarter of 1998. This decrease was primarily due to costs related to a shift in sales mix during the quarter compared to the third quarter of 1998 toward lower margin products and additional reserves taken for certain component inventories.

Marketing and sales expenses increased to $5.7 million in the third quarter of 1999 from $4.1 million in the corresponding period of 1998. The increase was primarily attributable to volume related expenses over the prior year, increased promotional expenses related to demo units as well as initial launch expenses related to the Mackie Industrial Division. As a percentage of net sales, marketing and sales expenses increased to 14.4% in the third quarter of 1999 from 13.4% in the corresponding period of 1998. Mackie Industrial is a new division of the company focusing on the installed sound market in the U.S. This market encompasses installations in venues ranging in size from small cafe's to commercial buildings to nationwide chains. RCF has traditionally served the installed sound market in Europe and now Mackie Industrial will enter the U.S. market giving the Company a worldwide presence in this large segment.

Administrative expenses increased to $3.8 million for the third quarter of 1999 from $3.3 million for the corresponding period of 1998. The increase was primarily attributable to higher legal expenses associated with the Behringer lawsuit that was settled November 3, 1999, as well as charges related to severance packages. As a percentage of net sales, these expenses were 9.7% in the third quarter of 1999 compared with 10.9% in the corresponding period of 1998. The increase in sales revenue outpaced the growth in administrative spending resulting in the lower percentage.

Research and development (R&D) expenses increased to $1.7 million in the third quarter of 1999 from $1.4 million in the corresponding period of 1998. This increase was primarily due to the increased volume of new product development activity and introductions in 1999 over the same period in 1998. As a percentage of net sales, these expenses decreased slightly to 4.2% in the third quarter of 1999 from 4.5% in the corresponding period of 1998. The increase in sales revenue outpaced the growth in R&D spending resulting in the lower percentage.

Interest income decreased to $168,000 in the third quarter of 1999 compared with $234,000 in the third quarter of 1998 due to a decline in available-for-sale securities during the corresponding periods. Interest expense decreased to $677,000 in the third quarter of 1999 from $780,000 in the corresponding period of 1998. The decrease was primarily attributable to lower interest rates on the Italian debt as well as reductions in the RCF acquisition debt from a $2 million dollar payment in July 1999.

Income tax expense for the third quarter of 1999 was $985,000 representing an overall effective rate of 36.5% compared to $889,000 and 33.4% for the same period of 1998. The increase in the effective tax rate was primarily attributable to foreign operations.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales increased 65.1% to $109.1 million in the first nine months of 1999 from $66.1 million in the first nine months of 1998. The increase was primarily attributable to the inclusion of nine months of RCF's sales in 1999 as opposed to three months in 1998 resulting in a net increase of $31.6 million. The Company also experienced strong revenue growth in both the Mackie and RCF segments related to its revised distribution model and its expanded product offerings. Sales outside the U.S. increased to 48% of the Company's total net sales in the first nine months of 1999 from 37% in the first nine months of 1998. This increase was due mainly to the inclusion of sales by RCF for the full nine months of 1999. RCF's sales outside of the U.S. comprised 95% of its total net sales for the first nine months of 1999.

Gross margin decreased to 34.8% in the first nine months of 1999 from 38.9% in the first nine months of 1998. This decrease was primarily due to infrastructure build-up in the manufacturing operations and increased initial costs to produce many new products introduced in 1999. Secondary causes for the decline included a shift in sales mix during the current period compared to the prior year period toward lower margin products and additional reserves taken for certain component inventories.

Marketing and sales expenses increased to $17.4 million in the first nine months of 1999 from $9.4 million in the corresponding period of 1998. The increase was primarily attributable to the inclusion of nine months of RCF's marketing and sales expenses in 1999 compared with the inclusion of only three months in 1998, for a net increase of $5.6 million. Higher sales volumes along with the corresponding increases in variable expenses, such as commissions, along with incremental costs associated with new product rollouts, promotional expenses related to demo products and initial launch expenses related to the new Mackie Industrial Division were also significant contributing factors to the increase. As a percentage of net sales, marketing and sales expenses increased to 16.0% in the first nine months of 1999 from 14.2% in the corresponding period of 1998.

Administrative expenses increased to $11.5 million for the first nine months of 1999 from $6.6 million for the corresponding period of 1998. The increase was primarily attributable to the inclusion of nine months of RCF's administrative expenses in 1999 compared with the inclusion of only three months in 1998, for a net increase of $4.2 million. Other contributing factors included higher legal expenses associated with the Behringer lawsuit that was settled November 3, 1999, as well as charges related to severance packages. As a percentage of net sales, these expenses were 10.5% in the first nine months of 1999 compared with 9.9% in the corresponding period of 1998. This increase is primarily due to the higher administrative expenses as a percentage of sales incurred by RCF as well as the legal and severance costs noted above.

Research and development expenses increased to $5.1 million in the first nine months of 1999 from $3.4 million in the corresponding period of 1998. The increase was primarily attributable to the inclusion of nine months of RCF's R&D expenses in 1999 compared with the inclusion of only three months in 1998, for a net increase of $0.9 million. The increased volume of new product development activity and introductions in 1999 over the same period in 1998 was also a contributing factor. As a percentage of net sales, these expenses decreased to 4.7% in the first nine months of 1999 from 5.2% in the corresponding period of 1998. The significant increase in sales revenue outpaced the growth in R&D spending, resulting in the lower percentage.

Interest income decreased to $531,000 in the first nine months of 1999 compared with $575,000 in the same period of 1998. The decrease was primarily due to a decline in available-for-sale securities during the corresponding periods. This decline was offset partially by a full nine months of cash equivalent interest income from RCF compared with only three months in 1998. Interest expense increased to $2.2 million in the first nine months of 1999 from $0.8 million in the corresponding period of 1998 primarily due to borrowings related to the acquisition of RCF and to debt carried by RCF. 1999 included nine months of acquisition interest expense compared to only three months in 1998.

Income tax expense for the first nine months of 1999 was $1,035,000 representing an overall effective tax rate of 41.4% compared to $1,941,000 and 31.4% for the same period of 1998. The increase in the effective tax rate was primarily attributable to foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1999, the Company's operating activities generated cash of $3.6 million. Net cash generated by operating activities in the first nine months of 1999 was primarily attributable to net income adjusted for certain non-cash charges. Secondary causes included a decrease in inventory related to higher sales volumes and an increase in accounts payable related to timing of vendor payments, offset by increases in accounts receivable. Net cash used in investing activities totaled $2.3 million in the first nine months of 1999, due principally to purchases of equipment. Net cash provided by financing activities in the first nine months of 1999 was $2.6 million, due principally to proceeds from short-term borrowings offset by payments on long-term debt and repurchases of Company stock. During this period, the Company repurchased approximately 250,000 shares of its own stock at a total cost of $1.3 million.

In June 1998, the Company entered into a credit agreement with a bank to provide certain credit facilities to the Company, including a $14.0 million loan for the acquisition of RCF of which $10.5 million was outstanding at September 30, 1999. Unused amounts under the loan may be used for general corporate purposes. The loan, which is secured by all of the Company's assets, bears interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. Interest on the loan is payable monthly. Principal is payable on September 30 of each year commencing September 30, 1999 in installments equal to 1/7 of the amount borrowed. All outstanding principal and interest amounts are due on September 30, 2003. The agreement also provides a $5.0 million unsecured line of credit to finance any unexpected working capital needs. The line of credit bears interest at the same rate as the acquisition loan. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility, such as interest rate, repayment period and collateral, will be determined at the time advances are made to the Company. The Company also has a $1.75 million line of credit for the purchase of foreign exchange contracts. At September 30, 1999, $0.9 million was outstanding on the working capital line. There were no outstanding balances on any of the other credit lines. These credit facilities (excluding the acquisition loan) expire April 30, 2001. Under the terms of the credit agreement, the Company must maintain certain financial ratios and tangible net worth. The Company renegotiated these covenants with the bank effective June 30, 1999 and was in compliance with all covenants at September 30, 1999. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. The agreement also imposes an annual capital expenditure limit of $10.0 million.

RCF has short-term credit facilities totaling approximately $23 million. At September 30, 1999, there was approximately $15.7 million outstanding under these facilities. The majority of these credit facilities are secured by RCF's receivables. Interest rates on these credit facilities range from 3.5% to 10.3%. RCF also has various long-term loans outstanding at September 30, 1999, totaling approximately $13.4 million, which bear interest at rates from 3.1% to 8.8%. These loans, certain of which are secured by specific assets of RCF, mature at varying dates up to 2007. RCF is subject to certain financial covenants on its long-term loans. Compliance with covenants is measured annually against the year-end financial statements. RCF was not in compliance with one of these covenants at December 31, 1998. Discussions between the bank and RCF have occurred but no official waiver or covenant changes resulted. It is the Company's belief that the loans will not be called; however, as a result of the non-compliance at December 31, 1998, the loan balance of approximately $4.9 million has been included in the current portion of long-term debt. The next compliance measurement will be based on the December 31, 1999 financial statements. As of September 30, 1999 RCF was in compliance with the covenant. There can be no assurance however, that RCF will be in compliance at year-end.

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

INFORMATION SYSTEM

Enterprise Resource Planning (ERP) systems at Mackie Woodinville require a minor patch in the General Ledger module for Y2K compliance. Installation of the patch is scheduled for mid November 1999. ERP systems at RCF are Y2K ready.

VENDORS.

Mackie-Woodinville has undergone a process to evaluate the Y2K preparedness of its critical vendors. Any of these vendors who are in the process of completing their Y2K preparations will be monitored quarterly for progress. Mackie-Woodinville has a plan in place to evaluate the cost and time to develop alternate sources for goods, plus a program to evaluate the cost and storage requirements to ensure an uninterrupted supply of goods while engaging alternate suppliers.

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

PRODUCTS.

All products using microprocessors or other digital-based technology have been reviewed and found to be Y2K compliant. All other products are manufactured without a microprocessor or other digital-based technology and, therefore, are not affected by the Y2K issue.

RISKS

The Company's primary Y2K risk is felt to be in the potential failure of key vendors to achieve Y2K compliance. Risks regarding issues that are directly within the Company's control are considered to be low. External influences are being managed by the Company in an effort to minimize any potential impact on the business.

CONTINGENCY PLANS

The Company believes that any possible disruption due to Y2K issues will be minor and addressed through the use of internal resources.

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

EURO CONVERSION

European business systems are being forced to handle currencies in a new way with the introduction of the Euro. RCF's computer system does not support the Euro, and reprogramming the system is not an economically viable option. Although the date for mandatory Euro compliance is January 1, 2002, it is believed that the existing system could only be utilized until mid-2001 after which time the effort to run a non-compliant system will be prohibitively high. There is currently a project in place to replace all ERP's within Mackie to centralize on a single system worldwide. This system will be Euro compliant and is scheduled to be in place in Italy prior to mid-2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company did not have any derivative financial instruments as of September 30, 1999. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company's cash equivalents and available-for-sale securities as well as interest paid on debt.

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

FOREIGN CURRENCY RISK

The Company operates subsidiaries in Italy, the United Kingdom, Germany, France, the Netherlands and China. The Company's business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on their currencies. Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. Dollar amounts at average rates during the period. To date, fluctuations in foreign currency exchange rates have not significantly impacted the Company's profitability.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Through the quarter ended September 30, 1999, the Company continued to maintain a lawsuit filed in June 1997 alleging infringement of its intellectual property rights against defendants Behringer Spezielle Studio-Technick Gmbh, a German corporation, Behringer International GmbH, a German corporation, and Ulrich Bernard Behringer. See Item 5 of Part II for subsequent events to this litigation.

The Company is involved in various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that these matters will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     On November 3, 1999, the Company entered into a full settlement with Behringer Spezielle Studio-Technick Gmbh, a German corporation, Behringer International GmbH, a German corporation, and Ulrich Bernard Behringer, the defendants in the lawsuit filed in June 1997 alleging infringement of the Company's intellectual property rights. The settlement did not have a material impact on the Company's financial position, liquidity or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.                Description
         -----------                -----------
         *27                        Financial Data Schedule

     *FILED HEREWITH

     (b) REPORTS ON FORM 8-K

         The Company filed the following current report on Form 8-K under Item 4: Changes in Registrant's Certifying Accountant.

         Form     Date of Filing      Date of Report             Topic
         ----     --------------      --------------             -----

         8-K      August 16, 1999     August 12, 1999     Appointment of New Certifying
                                                          Accountant.

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

                                           MACKIE DESIGNS INC.
                                           ------------------------------------
                                           (Registrant)


Dated:  November 15, 1999             By:  /s/ William A. Garrard
                                           ------------------------------------
                                           William A. Garrard
                                           VICE PRESIDENT, FINANCE AND CHIEF
                                           FINANCIAL OFFICER
                                           (Principal Financial and Accounting
                                           Officer)