Form 10-K
period 1999-12-31
MACKIE DESIGNS INC
filed 2000-03-31
CIK 946815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1999
                           -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from____________________to____________________________

Commission File Number:  0-26524
                       ---------------------------------------------------------


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
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
-----------------------------     ----------------------------------------------
          None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock - no par value
--------------------------------------------------------------------------------
                              (Title of each class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 6 , 2000 , the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $13,175,293 based on the closing sales price of the Registrant's Common Stock on the Nasdaq National Market. On that date, there were 12,107,758 shares of Common Stock outstanding.

         Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                               MACKIE DESIGNS INC.

                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                      INDEX


                                                                                                               Page
                                                                                                               ----

Part I

    Item 1.      Business...................................................................................     3

    Item 2.      Properties.................................................................................    14

    Item 3.      Legal Proceedings..........................................................................    14

    Item 4.      Submission of Matters to a Vote of Securities Holders......................................    15


Part II

    Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......................    15

    Item 6.      Selected Financial Data....................................................................    15

    Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......    17

    Item 7a.     Qualitative and Quantitative Disclosures About Market Risk.................................    22

    Item 8.      Consolidated Financial Statements and Supplementary Data...................................    23

    Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....       44


Part III

    Item 10.     Directors and Executive Officers of the Registrant.........................................    44

    Item 11.     Executive Compensation.....................................................................    44

    Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................    44

    Item 13.     Certain Relationships and Related Transactions.............................................    44


Part IV

    Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............................    44


Signatures..............................................................................................        46

PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Mackie Designs Inc. ("Mackie" or the "Company") develops, manufactures, sells and supports high-quality, reasonably priced professional audio equipment. The Company's products are used in a wide variety of sound applications including home and commercial recording studios, multimedia and video production, compact disc, read-only memory ("CD-ROM") authoring, live performances, and public address systems. The Company offers a range of products at suggested retail prices of up to $13,000, which generally represents the low to mid-range price points within the professional audio market. Mackie distributes its products through a network of independent representatives to over 1,000 retail dealers of professional audio equipment in the U.S. Internationally products are offered through Mackie subsidiaries in Italy, France, Germany, the United Kingdom and China and through local distributors in nearly 70 other countries where the Company does not have direct operations.

         In June 1998, the Company purchased Radio Cine Forniture (R.C.F.) S.p.A. ("RCF"), an Italian corporation with principal offices in Reggio Emilia, Italy and manufacturing facilities located in northern and central Italy. RCF's principal activity is the manufacture of loudspeakers and speaker components. Its products are distributed throughout the world, and are well recognized for quality. RCF works in conjunction with the Company in the development and manufacture of speaker products bearing both the "MACKIE." and "RCF" brands.

         The Company's primary products are analog and digital mixers, mixer-related products, amplifiers, loudspeakers and loudspeaker components . A mixer serves as the central component of any professional audio system by electronically blending, routing and enhancing sound sources, such as voices, musical instruments, sound effects and audio tape, video tape and other pre-recorded material. For example, using a mixer, a vocalist may be heard above the accompaniment, background singers are combined, and individual instruments are blended into the overall mix. The musician or sound technician accomplishes this task by using the mixer controls to adjust the relative volume of each sound source.

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

         Mixers are also used to control relative audio levels in live presentations at locations such as auditoriums, ballrooms, theaters and sports arenas. For example, a typical performing group uses from four to 32 microphones and electronic inputs. Large concert tours and musical road productions often have 56 or more sound inputs, which may include pre-recorded music and sound effects. Many churches use multiple microphones for spoken word and music during their services.

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


         The Company's traditional markets have been analog mixers and related products. In 1997, digital technologies were developed by the Company to expand its market base. Mackie's first digital product, Human User Interface ("HUI") an interface tool for digital audio workstations ("DAW"), was introduced in late 1997. This DAW interface targets the rapidly growing digital audio workstation market, and was developed in conjunction with Digidesign, a division of Avid Technology, Inc . DAWs are used in video, film, multimedia and recording studios.

         With the acquisition of RCF, the Company expanded its product line into speakers and speaker components. RCF manufactures raw speaker components used by third-party speaker manufacturers. RCF also produces several types of finished speakers ready for the installed sound and professional audio markets.

         In July 1998, the Company began shipping the Digital 8-Bus digital mixing console ("D8B"). Like analog mixers, the D8B blends, routes and enhances sound sources but does so with the added capability of recalling all settings and automating them in real time. In addition, the D8B's open hardware and software architecture allows the customer to configure the D8B to interface with any type of device, analog or digital, and the D8B's internal sound processing capabilities can be enhanced with third party software "plug-ins." Markets include recorded sound, such as commercial and home studios, multimedia production, sound for video games and film and video post-production. In the second quarter of 2000, the Company plans to ship its first digital recorder, the HDR24/96. Every mixer sold to the recording market is connected to a recorder of some sort making the HDR24/96 a natural product extension for Mackie.

         The HDR24/96 is a 24-track, 24 bit recorder with complete on-screen editing capabilities. Utilizing off-the-shelf computer hardware controlled by Mackie's own Real Time Operating System-TM- allows the HDR24/96 to offer powerful recording and editing features at a very low price. In addition Mackie is able to take advantage of falling prices and increasing speed and capabilities generated by the computer industry. industry.

         Mackie was incorporated in Washington in 1988. The Company's executive offices and U.S. manufacturing facilities are located at 16220 Wood-Red Road N.E., Woodinville, Washington 98072, and its telephone number is (425 ) 487-4333. RCF was incorporated in Italy in 1949 and its executive offices are located at Via G. Ferraris, 2-42029, S. Maurizio, Reggio Emilia, Italy , and its telephone number is 390 522 354111 .

         "MACKIE.", the running figure, "RCF," "Artesuono" and all of the names of the Company's U.S.-produced products are registered trademarks or common law trademarks of the Company. To the extent trademarks are unregistered, the Company is unaware of any conflicts with trademarks owned by third parties. This document also contains names and marks of other companies.

PRODUCTS
         The Company currently offers professional audio equipment in numerous product categories including: Compact mixers, 8 Bus consoles, SR series mixers, digital consoles, other digital automation systems, CFX compact mixers with effects, PPM Powered mixers, amplifiers, studio monitors, active and passive loudspeakers, contractor products and loudspeaker components.

         COMPACT MIXERS. Compact mixers were the Company's first products and are designed to be mounted in 19-inch equipment racks, which are the standard housings for professional audio and video components. The Company offers four basic compact mixers: the 1202 VLZ Pro, the 1402 VLZ pro, the 1604 VLZ pro and the 1642 VLZ pro. Applications for the Company's compact mixers include recording and project studios, live presentations, video post-production and multi-media. Suggested retail prices for these mixers are from $429 to $1199.

         CFX SERIES. The Company began shipping a new line of mixers, the CFX series, in 1999. CFX mixers are intended for the amateur and semi-pro customer as well as audio/visual and rental dealers. They utilize the same technologies as the compact mixers and include 16 on-board effects and a 9-band stereo graphic equalizer. The Company's EMAC-TM-effects circuitry digitally processes audio at 32 bits for superior audio quality and control. Three models are available with 12, 16 or 20 channels and suggested retail pricing ranges from $699 to $1099.

         PPM SERIES. In the first quarter of 1999, the Company began shipping PPM powered mixers. These products combine the Company's compact mixer technology with its FR Series amplifier technology to provide the customer with an economical alternative to separate components. Each of the five models features VLZ circuitry, EMAC-TM-digital effects processing, two 9-band graphic equalizers, and dual FR high-current, fast recovery amplifiers. The 808S stereo model and the 808M mono model both feature dual 600W amplifiers and eight input channels. The 408S stereo model and the 408M stereo model both feature dual 250W amplifiers and eight input channels. The 406M mono model features dual 250W amplifiers and six input channels. Suggested retail prices range from $699 to $999

         FAST RECOVERY SERIES-TM- POWER AMPLIFIER. During 1999 the Company introduced the M-800 power amplifier, with a suggested retail price of $549, bringing the Company's power amp family to four available mode le. The Company's FR Series-TM-power amplifiers are Mackie's first non-mixer related products and became available in December 1996 with the introduction of the M1200, which was later upgraded in 1998 to the M1400 and M1400i models currently at a suggested retail price of $699. These These three models, plus the M2600, introduced in 1998 at a suggested retail price of $1,199, are designed to keep sound quality intact when pushed to extreme levels through the use of exclusive fast recovery
(FR) circuitry. The FR Series power amps are targeted at live sound reinforcement applications for touring companies, theaters, concert halls, clubs and churches, and installed contractor markets.

         8 BUS SERIES. The 8 Bus is a larger mixer console designed for multi-track recording and live presentation applications. The Company introduced 8 Bus mixers in 1993. At suggested retail prices from $2,500 to $4,200, the 8 Bus consoles have opened the market to many new users and replaced many large systems offered by competitors that typically cost over $50,000. The console is available in three basic models: the 32-channel 32-8, the 24-channel 24-8 and the 16-channel 16-8. The 8 Bus console's applications include pre-production and recording of albums for major artists and groups, on-line video production, movie soundtrack mixdown, television dialog editing, on stage mixing and live sound reinforcement used by touring musical groups, theaters, concert halls, clubs and churches.

         SR SERIES. The SR (Sound Reinforcement) Series are intended as high quality, low cost 24-, 32-, 40-, or 56- channel audio mixers for live music applications that compete with consoles selling for several times their retail price. The first product in this line, the SR 24-4 was introduced in May 1995, followed by the SR 32-4 in August 1995. These have suggested retail prices of $1,599 to $2,299. In December 1996, Mackie introduced the 40-8, a 40-channel large-format sound reinforcement console, and in March 1998, the Company introduced the 56-8, a 56-channel console. The SR40.8 large format console retails for $9,995 and the SR 40-8 retails for $13,595. The SR 24-4 and SR 32-4 are larger than a compact mixer but significantly smaller than Mackie's 8 Bus consoles and include features necessary for use with multi-track digital recorders. They incorporate much of the advanced technology first introduced in the 8 Bus series including very low impedance circuitry, wide-ban equalization and highly sensitive signal presence indicators. The SR 24-4 and 32-4 series mixers are targeted at bands and other touring musical groups, audio/video rental services and permanent sound reinforcement venues, including churches, clubs, small theatres and auditoriums. The SR 40-8 and SR 56-8 large-format consoles are intended for use as installed equipment in venues such as churches, auditoriums, or sporting facilities.

         DIGITAL CONSOLES. In July 1998, the Company entered the digital mixer market with the Digital 8-Bus production and post-production console ("D8B"). With a suggested retail price of $9,999, the D8B has opened the high-end production and post-production market to many new users at the professional and semi-professional level. At the heart of the D8B is a Pentium microprocessor running Mackie Real Time OS-TM-, the Company's own operating system. The D8B features 48 input channels, 24 internal internal virtual channels, 8 mix buses and 12 auxiliary buses used for effects processing and monitoring. Each input channel includes user-configurable 4-band digital equalization, dynamics processing, routing to internal effects processors and surround panning capabilities. The D8B has 25 precision motorized faders to instantly recall mix settings and allow for dynamic automation of mix levels. Rear panel card slots allow the addition of up to four DSP (Digital Signal Processing) cards that can run third-party signal processing software capable of providing up to 16 different effects at once. Strategic partnerships with software suppliers offer the customer a growing library of effects programs from which to choose. The D8B's external Power Supply/CPU unit contains card slots for synchronizing the console to other digital devices, linking multiple consoles, connecting consoles to a LAN (Local Area Network) and transferring files from one console to another.

         OTHER DIGITAL AUTOMATION SYSTEMS. The Company's other digital automation systems include the UltraMix -Registered Trademark- Universal Automation System and the Human User Interface ("HUI").

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

         SPEAKERS. In 1999 the Company introduced its first sound reinforcement speakers. The SRM450, at a suggested retail price of $899, is an active, 2-way horn-loaded speaker in a lightweight polystyrene enclosure designed for local and touring groups, fixed club PA systems, churches, theaters, contractor/installed systems. The built-in dual FR Series power amps deliver 100 watts to the highs, and 300 watts to the mids/lows. Active technology optimizes the speaker performance utilizing electronic equalization of the enclosure, electronic crossover, and active time and phase correction circuitry. The second speaker is the passive C300 designed for use with the PPM Series powered mixers. This speaker features the same lightweight polystyrene enclosure for easy portability and speaker configuration, but does not feature power amps or active technology. Instead it utilizes the amplification and equalization delivered by the PPM Series powered mixers. This speaker targets local and regional performing groups, small churches and theaters, and boardroom/audio visual installations. The C300 is available at a suggested retail price of $499.

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

         PROFESSIONAL SPEAKERS. RCF also makes many families of finished loudspeakers, which are marketed under the RCF brand name. These loudspeakers are sold in the traditional passive format, meaning that amplification must be provided, and more recently in the active format, meaning that the amplifier is built into the loudspeaker. RCF introduced its Art Series of loudspeakers in 1997. The Art Series includes active and passive speakers in a molded plastic enclosure.

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

         ANCILLARY PRODUCTS. RCF produces and sells video projectors and consumer products for car and home use.

DISTRIBUTION AND SALES

         In the U.S., the Company uses a network of representatives to sell to over 1,000 retail dealers, some of which have several outlets. The Company's products are sold in musical instrument stores, pro audio outlets and several mail order outlets. The Company's top 10 dealers represented approximately 37% of the Company's net sales in the U.S. in 1999. One of the Company's dealers, Guitar Center, accounted for approximately 13% of domestic net sales in 1999; no other dealer accounted for more than 10% of domestic net sales in this period.

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

         Internationally, products are offered through Mackie subsidiaries in Europe and China and through local distributors in nearly 70 other countries where the Company does not have direct operations. The Company's top 10 international distributors represented approximately 16% of the Company's international net sales in 1999. No single international distributor accounted for more than 10% of international net sales in this period. Sales to customers outside of the U.S. accounted for approximately 49%, 44% and 38% of the Company's net sales in 1999, 1998 and 1997, respectively.

         International distributors are selected on the basis of criteria established by the Company. International distributors retain the difference between their cost and the sale price of products sold. Through the acquisition of RCF, the Company now has direct sales offices in the United Kingdom, France, Italy, Germany and China.

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

         The Company maintains a staff of product support specialists at its Woodinville, Washington headquarters to provide direct technical service and support. Telephone support through a toll-free number is provided during scheduled business hours, and via the Company's web-site after business hours. Although most calls involve troubleshooting with owners of Mackie products, product support specialists also field calls from inquiring purchasers and may participate in making sales.

         The Company has a separate technical assistance staff in Italy. They interface directly with customers and service centers that service RCF products. This technical support is provided free of charge. RCF offers a standard 1 year warranty on all of its products when it sells directly to the end user. When it sells through independent distributors, the distributors are responsible for warranty repairs.

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

RESEARCH AND DEVELOPMENT

         The Company's research and development strategy is to develop affordable, high-quality products and related accessories for its targeted markets. On December 31, 1999, the Company's research and development staff consisted of 62 individuals who engineer and design all aspects of the Company's new products. The Company's research and development expenses were approximately $7.1 million in 1999, $5.1 million in 1998 and $5.9 million in 1997.

COMPETITION

         The market for professional audio systems in general is highly competitive. The Company must compete with several professional audio manufacturers who have significantly greater development, sales and financial resources than the Company. The Company's major competitors in the mixer market are subsidiaries of Harman International (including Soundcraft Ltd., Allen & Heath Brenell Ltd. and DOD Electronics Corp.), Sony Corporation, Yamaha Corporation, Peavey Electronics Corporation, Teac America, Inc. (Tascam), SoundTracs PLC and Behringer Spezielle Studiotechnik GmbH. Competitors in the amplifier market include Peavey Electronics Corporation (including Crest Audio, Inc.), Crown International and QSC Audio Products, Inc. Competing speaker manufacturers include Genelec, Inc., Event Electronics, Inc., Alesis Corporation, JBL (a Harman International subsidiary) and ElectroVoice, Inc. Competitors in the component speaker market include Emminence Speaker Corporation, Acustica Beyma S.A. and B&C Speakers S.p.A. Competitors in the installed sound category include Toa Corporation, Philips Electronics N.V. and Bouyer S.A.

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

         The Company has never conducted a comprehensive patent search relating to the technology used in its products. The Company believes that its products do not infringe upon the proprietary rights of others. There can be no assurance, however, that others will not assert infringement claims against the Company in the future or that claims will not be successful.

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

         By contrast, RCF has traditionally not sought patent protection for its products. Similarly, RCF has not pursued trademark or copyright protection except for the name "RCF".

MANUFACTURING

         The Company manufactures its products in its facilities in Woodinville, Washington and in central and northern Italy. Nearly all of the Company's products share many components, which allows for integrated manufacturing of several distinct products and in certain cases significant part purchase volume discounts. Much of the Company's mixer console and power amplifier assembly work is performed on automated component-insertion machines. Currently, the assembly of most of the parts in a circuit board is automated.

         The Company relies on several vendors to support its product manufacturing and attempts, if possible, to purchase certain materials from multiple sources to allow for competitive pricing and to avoid reliance on one or only a few vendors. The Company relies almost exclusively on one vendor for its potentiometers, but is in contact with other potentiometer manufacturers regularly. Interruption in, or cessation of, the supply of potentiometers from this supplier could adversely affect the Company s production capability, as the qualification process for another manufacturer, from sample submission to production quality and quantity delivery, could take several months. The Company has an approximate three month supply of potentiometers at any given time which would serve to reduce any potential disruption.

BACKLOG

         The Company does not generally track backlog. Typically, orders are shipped within two weeks after receipt. In the case of new product introductions or periods where product demand exceeds production capacity, the Company allocates products to customers on a monthly basis until demand is met.

EMPLOYEES

         At December 31, 1999, the Company and its subsidiaries had 1,066 full-time equivalent employees, including 125 in marketing, sales and customer support, 62 in research and development, 818 in manufacturing and manufacturing support (which includes manufacturing engineering) and 61 in administration and finance. Approximately 136 of the Company's employees in Italy are represented by a labor union. The Company believes relations with all employees, union and non-union, are favorable.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         DEVELOPMENT, INTRODUCTION AND SHIPMENT OF NEW PRODUCTS. The Company currently is developing new analog and digital mixers, recording devices, amplifiers and loudspeakers and loudspeaker components. Significant resource, technological, supplier, manufacturing or other problems may delay the development, introduction or manufacture of these products.

         In the past, when t he Company's sales have been affected by delays in developing and releasing new products, s ome customers waited for the Company's new products, while others purchased products from the Company's competitors. Delays in the completion and shipment of new products, or failure of customers to accept new products, may affect future results.

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

         Other factors which may cause the Company's quarterly results to fluctuate include:

-    increased competition in the Company's niche markets

-    timing of new product announcements

-    product releases and pricing changes by the Company or its competitors

-    market acceptance or delays in the introduction of new products

-    production constraints

-    the timing of significant orders

-    customers' budgets

-    foreign currency exchange rates

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

         ECONOMIC AND MARKET CONDITIONS. The Company's business is affected by domestic and global economic conditions and by the health of the professional audio market in the world. The Company's operations may in the future reflect substantial fluctuations from period to period as a consequence of such general economic and market conditions. These factors could have a material adverse effect on the Company's business and financial condition.

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

         INTERNATIONAL OPERATIONS. International sales represented approximately 49 % of the Company's net sales for the year ended December 31, 1999 . The Company expects that international sales will continue to be a significant portion of its revenue. International sales may fluctuate due to various factors, including:

-    unexpected changes in regulatory requirements

-    tariffs and taxes

-    difficulties in staffing and managing foreign operations

- longer average payment cycles and difficulty in collecting accounts receivable

-    fluctuations in foreign currency exchange rates

-    product safety and other certification requirements

-    political and economic instability

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

         PROTECTION OF INTELLECTUAL PROPERTY. Refer to the section captioned "Proprietary Technology" in Item 1 above.

         ACQUISITIONS AND BUSINESS COMBINATIONS. In June 1998, the Company acquired RCF, a manufacturer of loudspeakers and speaker components. This was a step to expand the Company's product line and manufacturing capabilities. The Company continues to integrate the two companies' product offerings. Integration of the products and operations of RCF with the Company's may place significant burdens on the Company's management and operating teams, and may divert management's attention from its other business concerns. If the Company fails to integrate RCF's products and operations with its own, the Company's business and financial condition may suffer. The RCF products may not be accepted by the Company's sales channels or customers.

         The Company may pursue additional acquisitions of complementary technologies, product lines or businesses. Further acquisitions may include risks like those involved in the Company's acquisition of RCF, as well as risks of entering markets where the Company has no or limited prior experience, the potential loss of key employees of the acquired company, and impairment of relationships with existing employees, customers and business partners. Further acquisitions may also impact the Company's financial position. For example, the Company may use significant cash or incur additional debt, which would weaken the Company's financial position. The Company may also amortize expenses related to the goodwill and intangible assets acquired, which may reduce the Company's profitability.

         The Company is currently in negotiations for the acquisition of Eastern Acoustic Works (EAW). In February 2000, the Company and EAW signed a non-binding letter of intent by which the Company would purchase all shares of EAW. Based in Whitinsville, Massachusetts, EAW is recognized as the world's leading high-end professional loudspeaker design and manufacturing firm. It's products are utilized in sound reinforcement systems at major stadiums and arenas, performing arts centers, churches, clubs, and more recently in the custom residential market.

         The Company cannot guarantee that future acquisitions will improve the Company's business or operating results.

         DEPENDENCE ON KEY PERSONNEL. The Company's future success will depend in large part on the continued service of many of its technical, marketing, sales and management personnel (Greg Mackie in particular) and on its ability to attract, train, motivate and retain highly qualified employees. The Company's employees may voluntarily terminate their employment with the Company at any time. Competition for highly qualified employees is intense, and the process of locating technical, marketing, sales and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. The Company believes that it will need to hire additional technical personnel in order to enhance its existing products and to develop new products. If the Company is unable to hire additional technical personnel, the development of new products and enhancement would likely be delayed. The loss of the services of key personnel or the inability to attract new personnel could have a material adverse effect upon the Company's results of operations.

         RISK OF EURO NON-COMPLIANCE. Refer to the section captioned "Euro Conversion" in Item 7 below.

ITEM 2.  PROPERTIES

         The Company's headquarters in Woodinville, Washington house its manufacturing, administrative, sales and marketing, research and development and customer support operations. The building, which is occupied pursuant to a lease through December 31, 2004, is an 89,000 square foot manufacturing and office facility. The monthly rent stated in the lease is $56,613, adjusted annually for changes in the Consumer Price Index (monthly rent expense in 1999 was $61,735). The Company leases its facility from Mackie Holdings, LLC, an entity owned by three significant shareholders and directors of the Company, on terms the Company believes are at least as favorable to the Company as might have been obtained from unaffiliated parties.

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

         RCF's primary facilities in Reggio Emilia, Italy comprise a manufacturing facility totaling 119,000 square feet on a total site of 7 acres and a building for administrative offices of 13,000 square feet. Both facilities are owned by RCF.


ITEM 3.  LEGAL PROCEEDINGS

         In June 1997, the Company filed a lawsuit against certain parties, including one of the Company's major competitors and a major dealer of the Company's products, alleging infringement of its intellectual property rights. The suit against the Company's former dealer was settled in full, and the dealer resumed representation of Mackie's products on April 2, 1999. On November 3, 1999, the Company entered into a full settlement with the remaining defendants Behringer Spezielle Studio-Technick Gmbh, a German corporation, Behringer International GmbH, a German corporation, and

Ulrich Bernard Behringer. The settlement did not have a material impact on the Company's financial position, liquidity or results of operations.

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


                                                                   Common Stock
                                               -----------------------------------------------------
                                                           HIGH                        LOW
                                               -----------------------------------------------------
Year Ended December 31, 1998:
   First Quarter                                          $ 7.50                     $ 6.19
   Second Quarter                                         $ 7.75                     $ 6.25
   Third Quarter                                          $ 7.75                     $ 5.88
   Fourth Quarter                                         $ 7.13                     $ 5.25

Year Ended December 31, 1999:
   First Quarter                                          $ 6.88                     $ 4.25
   Second Quarter                                         $ 6.38                     $ 4.25
   Third Quarter                                          $ 5.00                     $ 4.25
   Fourth Quarter                                         $ 6.50                     $ 3.75


         As of March 6, 2000, there were 12,107,758 shares of Common Stock outstanding held by approximately 92 holders of record. The number of holders does not include individual participants in security position listings.

         In 1999 and 1998, the Company paid no dividends on its common stock. The Company's present policy is to retain earnings to finance the Company's business. Any future dividends will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, acquisition plans and plans for expansion, and any other factors that the Company's Board of Directors deems relevant. Under its bank loan agreement, the Company is prohibited from paying any dividends without prior approval from the bank. The Company has no present intention of paying dividends on its common stock in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

(in thousands, except per share data)


                                           1999              1998              1997              1996              1995
                                                             (a)
                                         --------------------------------------------------------------------------------
STATEMENT OF INCOME DATA
  Net Sales                              $153,822          $101,995          $ 75,043          $ 73,319          $ 63,919
  Gross Profit                           $ 57,102          $ 39,292          $ 27,950          $ 28,108          $ 27,163
  Operating Expenses                     $ 48,927          $ 30,876          $ 20,824          $ 17,867          $ 13,627
  Pro Forma Net Income (b)               $  3,257          $  5,581          $  5,537          $  7,421          $  9,026


                                                                             December 31,
BALANCE SHEET DATA                           1999              1998              1997              1996              1995
                                         --------------------------------------------------------------------------------
Working Capital                          $ 37,258          $ 35,784          $ 35,956          $ 32,020          $ 30,154
Total Assets                             $120,854          $118,890          $ 53,372          $ 46,256          $ 38,046
Long-Term Debt                           $ 15,665          $ 18,984          $      0          $      0          $      0
Shareholders' Equity                     $ 50,307          $ 49,569          $ 46,478          $ 42,283          $ 34,807
                                                                                                                 --------

PER COMMON SHARE DATA (DILUTED BASIS)
Diluted Net Income Per Share             $   0.27          $   0.43          $   0.41          $   0.55          $   0.73
Shares Used In Diluted Net Income
Per Share                                  12,265            12,945            13,401            13,611            12,362


(a) Includes financial data of RCF, which was acquired June 29, 1998. Results of operations for RCF are included beginning July 1, 1998.

(b) Through August 16, 1995, the Company was taxed as an S Corporation and therefore was not subject to income taxes. The proforma income statement data includes certain adjustments to reflect a proforma provision for income taxes as if the Company had been subject to income taxes as a C Corporation in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         This Annual Report on Form 10-K and other reports incorporated by reference contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

         The following discussions, including but not limited to, the sections entitled "Cautionary Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" describe some, but not all, of the factors that could cause the actual results to differ materially from the forward-looking statements including, among others, the following: international, national and local general economic and market conditions; the size and growth of the professional audio equipment market; competition with other marketers, distributors and sellers of professional audio equipment; the Company's ability to develop and introduce new products; the Company's ability to sustain, manage or forecast its growth and inventories, the Company's ability to integrate the operations of companies acquired; the Company's ability to secure and protect trademarks, patents, and other intellectual property; the performance and reliability of the Company's products; customer service; the loss of significant customers or suppliers; dependence on distributors; management of increased costs of freight and transportation; the Company's ability to meet delivery deadlines; general risks associated with doing business in foreign countries, including, without limitation, import duties, tariffs, foreign currency fluctuations, political and economic instability; changes in government regulations; its ability to attract and retain qualified employees; liability and other claims asserted against the Company; and other factors referenced or incorporated by reference in this report and other reports.

         The risks included here are not exhaustive. The Company operates in a very competitive environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

         The Company derives its operating revenue from worldwide sales of digital and analog audio mixers, speakers, amplifiers and other professional audio equipment. A significant portion of the Company's total sales is to customers outside the U.S. International sales volumes have historically been affected by foreign currency fluctuations relative to the U.S. dollar. When weaknesses of local currencies have made the Company's products more expensive, sales to those countries have declined.

         The Company's gross margins are also affected by its international sales. Typically, gross margins from exported products by Mackie are lower than from those sold in the U.S. due to discounts offered to its international distributors. RCF does not offer discounts to its distributors. The discounts offered by Mackie are given because the international distributor typically incurs certain expenses, including technical support, product service and in-country advertising that the Company normally incurs for domestic sales. The Company offered its international distributors an average discount of approximately 4.5% in 1999, 10.1% in 1998, and 14.8% in 1997. The decrease in discounts in 1999 is attributable to the lack of discounts offered by RCF. Sales outside the U.S. represented approximately 49%, 44%, and 38% of the Company's net sales in 1999, 1998 and 1997, respectively.

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

         The Company plans to introduce new products and product revisions at a more rapid rate than it has in the past. Some anticipated new products will require the implementation of manufacturing practices for which the Company is not familiar. This could result in lower margins as the Company becomes more familiar with new manufacturing procedures.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 AS COMPARED WITH YEAR ENDED DECEMBER 31, 1998

NET SALES

         The Company's net sales increased 50.8% to $153.8 million in 1999 from $102.0 million in 1998. The increase was primarily attributable to the inclusion of a full year of RCF's sales in 1999 of $59.7 million compared to only six months in 1998 of $23.3 million. The Company also saw significant revenue contribution worldwide from products introduced in 1999 in the product categories of powered and CFX mixers, speakers and amplifiers of approximately $24.5 million. Sales in the new product categories were aided by the Company's successful shift to a captive distribution model in Europe during the first half of 1999. These increases were offset partially by declines in sales of 8CBus series large console mixers and SR series live music application mixers of approximately $4.5 million. Sales outside the U.S. increased to 49% of the Company's total net sales in 1999 from 44% in 1998. This increase was due mainly to the inclusion of a full year of sales by RCF whose sales outside of the U.S. comprised 96% of its total net sales for 1999.

GROSS PROFIT

         Gross profit was $57.1 million in 1999 compared with $39.3 million in 1998. The increase was primarily attributable to the inclusion of a full year of RCF's gross profit in 1999 of $21.9 million compared to only six months in 1998 of $9.4 million. Revenues were also up as a result of the new products introduced during 1999 and improved international distribution as noted above. Gross profit as a percentage of sales decreased to 37.1% in 1999 from 38.5% in 1998. The decrease in gross margin was the result of lower margins realized on some of the new products introduced during 1999 and lower sales volumes of high margin 8CBus series large console mixers and SR series live music application mixers.

MARKETING AND SALES

         Marketing and sales expenses increased to $27.3 million in 1999 from $16.1 million in 1998. The increase was primarily attributable to the inclusion of a full year of RCF's marketing and sales expenses in 1999 of $12.1 million compared to only six months in 1998 of $4.9 million. Promotional and general freight expenses were also up for 1999 resulting in a net increase of $1.9 million. Higher sales volumes causing corresponding increases in variable expenses, such as commissions, along with incremental costs associated with new product rollouts, promotional expenses related to demo products and initial launch expenses related to the new Mackie Industrial Division (Mackie Industrial) also contributed to the increase. Mackie Industrial is a new division of the Company focusing on the installed sound market in the U.S. This market encompasses installations in venues ranging in size from small cafes to commercial buildings to nationwide chains. RCF has traditionally served the installed sound market in Europe and now Mackie Industrial will enter the U.S. installed market giving the Company a worldwide presence in this large segment. The Company did not realize significant revenues from sales of Mackie Industrial products during 1999 as operations were still in the development phase. Contribution from this division is expected in the first half of 2000. As a percentage of net sales, marketing and sales expenses increased to 17.7% in 1999 from 15.8% in 1998.

ADMINISTRATIVE

         Administrative expenses increased to $14.5 million for 1999 from $9.7 million for 1998. The increase was primarily attributable to the inclusion of a full year of RCF's administrative expenses in 1999 of $7.3 million compared to only six months in 1998 of $3.4 million. Other contributing factors included higher legal expenses associated with the Behringer lawsuit that was settled in November 1999 (see Note 13 of Notes to Consolidated

Financial Statements). As a percentage of net sales, administrative expenses declined slightly to 9.4% in 1999 compared with 9.5% in 1998.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased to $7.1 million in 1999 from $5.1 million in 1998. The increase was primarily attributable to higher spending related to new product development across all areas of the Company's product line during 1999. A secondary cause was the inclusion of a full year of RCF's research and development expenses in 1999 of $1.1 million compared to only six months in 1998 of $0.8 million. As a percentage of net sales, these expenses decreased to 4.6% in 1999 compared with 5.0% in 1998.


INTEREST INCOME AND INTEREST EXPENSE

         Interest income decreased to $741,000 in 1999 compared with $782,000 in 1998. Interest expense increased to $2,772,000 in 1999 from $1,521,000 in 1998 primarily due to borrowings related to the acquisition of RCF and to Italian debt carried by RCF. Included in 1999 is a full year of acquisition and RCF interest expense compared to only six months in 1998. Prior to the acquisition in June 1998, the Company had no long-term debt.

INCOME TAX PROVISION

         Income tax expense for 1999 was $2,811,000 representing an overall effective tax rate of 46.3% compared to $2,302,000 and 29.2% for 1998. The increase in the effective tax rate was primarily attributable to foreign operations.


Year Ended December 31, 1998 as Compared with Year Ended December 31, 1997

         The results of operations for the year ended December 31, 1998 include the results of operations for RCF beginning July 1, 1998.

NET SALES

         The Company's net sales increased 35.9% to $102.0 million in 1998 from $75.0 million in 1997. The increase was primarily attributable to the inclusion of RCF's sales of $23.3 million. Sales outside the U.S. increased to 44% of the Company's total net sales in 1998 from 38% in 1997. This increase was due mainly to the inclusion of sales by RCF whose sales outside of the U.S. comprised 89% of its total net sales for the six months ended December 31, 1998.

GROSS PROFIT

         Gross profit was $39.3 million in 1998 compared with $27.9 million in 1997. The increase was largely attributable to the inclusion of RCF's gross profit of $9.4 million. Gross profit as a percentage of sales increased to 38.5% in 1998 from 37.2% in 1997. The increase in gross margin percentage was due primarily to a difference in product mix for 1998 compared with 1997 as sales of certain product lines provided higher gross margins than other product lines.

MARKETING AND SALES

         Marketing and sales expenses increased to $16.1 million in 1998 from $10.1 million in 1997. The increase was primarily attributable to the inclusion of marketing and sales expenses for RCF of $4.9 million.

Higher promotional freight expenses and freight accommodations were also up for 1998 resulting in a net increase of $0.8 million. As a percentage of net sales, marketing and sales expenses increased to 15.8% in 1998 from 13.4% in 1997.


ADMINISTRATIVE

         Administrative expenses increased to $9.7 million for 1998 from $4.8 million for 1997. The increase was primarily attributable to the inclusion of administrative expenses for RCF of $3.4 million. This increase was also due to increased legal expenses due to the lawsuit filed by the Company against certain parties alleging infringement of its intellectual property rights (see Note 13 of Notes to Consolidated Financial Statements). As a percentage of net sales, administrative expenses were 9.5% in 1998 compared with 6.4% in 1997.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased to $5.1 million in 1998 from $5.9 million in 1997. As a percentage of net sales, these expenses decreased to 5.0% in 1998 from 7.9% in 1997. This decrease was due primarily to decreases in prototype and other expenditures. R&D expenses for RCF were $759,000.

INTEREST INCOME AND INTEREST EXPENSE

         Interest income decreased to $782,000 in 1998 compared with $791,000 in 1997 due to a lower average cash balance. Interest expense increased to $1,521,000 in 1998 from none in 1997 primarily due to borrowings related to the acquisition of RCF and to interest-bearing debt carried by RCF.

INCOME TAX PROVISION

         Income tax expense for 1998 was $2,302,000 representing an overall effective rate of 29.2% compared to $2,373,000 and 30% for 1997. The decrease in the overall effective rate in 1998 compared with the statutory rate is primarily due to the benefits provided by the Company's foreign sales corporation and the research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company used internally generated cash to finance its operations during 1999 and 1998. The Company's operating activities generated cash of $5.6 million in 1999 and $1.5 million in 1998. Net cash provided by operating activities in 1999 was primarily attributable to net income and increases in accounts payable and accrued expenses offset by increases in accounts receivable, inventory and other assets.

         Net cash used in investing activities decreased to $3.1 million in 1999 from $15.4 million in 1998, due principally to the acquisition of RCF in June 1998. The Company had no significant capital expenditure commitments at December 31, 1999. The Company intends to finance its 2000 capital expenditures from cash provided by operations, current cash reserves and existing credit facilities.

         Net cash used in financing activities in 1999 was $2.2 million compared with net cash provided by financing activities during 1998 of $12.3 million. The cash provided by financing activities in 1998 was due principally to proceeds from bank credit facilities used for the acquisition of RCF. During 1999, the Company repaid $2.0 million on the acquisition debt and repurchased approximately 250,000 shares of its own common stock at a total cost of $1.3 million. These uses of cash were offset partially by net borrowings on long-term and short-term debt of approximately $2.5 million during 1999.

         In June 1998, the Company entered into a credit agreement with a bank to provide certain credit facilities to the Company, including a $12.8 million loan for the acquisition of RCF of which $10.5 million was outstanding at December 31, 1999. The loan, which is secured by all of the Company's assets, bears interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. Interest on the loan is payable monthly. Principal is payable on September 30 of each year from 1999 in installments equal to 1/7 of the amount borrowed. All outstanding principal and interest amounts are due on September 30, 2003. The agreement also provides a $5.0 million unsecured line of credit to finance any unexpected working capital needs. The line of credit bears interest at the same rate as the acquisition loan. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility, such as interest rate, repayment period and collateral, will be determined at the time advances are made to the Company. At December 31, 1999, there were no outstanding balances on any of these credit lines. These credit facilities (excluding the acquisition loan) expire April 30, 2001. Under the terms of the credit agreement, the Company must maintain certain financial ratios and tangible net worth. The Company was in compliance with all covenants at December 31, 1999. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit of $10.0 million.

         The Company also has entered into agreements with several banks in Italy that provide short-term credit facilities totaling approximately $19 million. At December 31, 1999, there was approximately $13.1 million outstanding under these facilities. The majority of these credit facilities are secured by RCF's receivables. Interest rates on these credit facilities range from 3.6% to 11.2%. Approximately $4.7 million of RCF's debt was repaid in February 2000.

         The Company believes that existing cash and cash equivalent balances and its available-for-sale securities together with cash generated from operations and cash available from credit facilities will be sufficient to finance the Company's operations at least through 2000.

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


YEAR 2000 ISSUE

         The "Year 2000" or "Y2K" issue referred to the potential risks associated with the fact that many existing computer programs use only the last two digits in reference to a year. When the year changed from 1999 to 2000 these programs may not have been able to distinguish whether the year began with 19 or with 20. This could have resulted in a system failure or miscalculations causing disruptions of operations. The Y2K issue did not have any material impact on the operations of the Company nor is any future impact anticipated.


EURO CONVERSION

         European business systems are being forced to handle currencies in a new way with the introduction of the Euro. RCF's computer system does not support the Euro, and reprogramming the system is not an economically viable option. Although the date for mandatory Euro compliance is January 1, 2002, it is believed that the existing system could only be utilized until mid-2001 after which time the effort to run a non-compliant system will be prohibitively high. The Company plans to replace all computer systems with a single system worldwide. This system will be Euro compliant and is scheduled to be in place in Italy prior to mid-2001.


SHARE REPURCHASE PROGRAM


         The Company fulfilled the authorization from its Board of Directors to repurchase up to 850,000 shares of its outstanding common stock during the three year period ended December 31, 1999. These purchases were executed through open market purchases at prevailing market prices. As of December 31, 1999, the Company had repurchased all 850,000 shares authorized under the program at a total cost of approximately $5.6 million. No additional authorizations are currently pending.



NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, AAccounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". This SAB summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition. The Company does not expect that its financial statements will be materially affected by SAB No. 101.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company did not have any derivative financial instruments as of December 31, 1999 and 1998. However, the Company is exposed to interest rate risk. The Company's interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company's cash equivalents and available-for-sale securities as well as interest paid on debt.

         At December 31, 1999, the Company had cash and cash equivalents, available-for-sale securities and bonds of $14.9 million and short-term borrowings of $16.0 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would not have a material impact on the Company's earnings.

         At December 31, 1998, the Company had cash and cash equivalents, available-for-sale securities and bonds of $10.7 million and short-term borrowings of $12.1 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would not have a material impact on the Company's earnings.

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

FOREIGN CURRENCY RISK

         The Company operates subsidiaries in Italy, the United Kingdom, Germany, France, the Netherlands and China. The Company's business and financial condition are, therefore, sensitive to currency exchange rates or any other restrictions imposed on their currencies. Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. Dollar amounts at average rates during the period. The Company does not employ any derivative based hedging strategies, however, it has a significant natural hedge in the form of Italian based manufacturing and operating, interest and tax expenses.

         Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% movement in the value of the U.S. Dollar, throughout the year ended December 31, 1999, would have had the effect of changing net income approximately $0.2 million. The same analysis for the year ended December 31, 1998 would have had the effect of changing net income approximately $0.05 million

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See pages 24 to 43

         REPORT OF KPMG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Mackie Designs, Inc.

         We have audited the accompanying consolidated balance sheet of Mackie Designs Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 1999. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mackie Designs Inc. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1999, when considered in relation to the basic 1999 financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                                                       KPMG LLP

Seattle, Washington
February 22, 2000

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Mackie Designs Inc.

      We have audited the accompanying consolidated balance sheet of Mackie Designs Inc. as of December 31, 1998, and the related consolidated statements of income, cash flows and shareholders' equity and comprehensive income, for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mackie
Designs Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                                       Ernst & Young LLP

Seattle, Washington
February 26, 1999

                               MACKIE DESIGNS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                                1999               1998
                                                                          ------------------ ------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $ 4,629,234         $  123,611
    Available-for-sale securities                                                6,328,146          6,309,659
    Accounts receivable, less allowance of $1,146,000 in 1999
       and $1,421,000 in 1998                                                   31,679,300         30,501,951
    Inventories                                                                 39,678,922         39,748,903
    Prepaid expenses and other current assets                                    1,832,411          1,786,964
    Deferred income taxes                                                        2,488,666          1,770,000
                                                                          ------------------ ------------------
       Total current assets                                                     86,636,679         80,241,088

Property, plant and equipment, net                                              20,501,755         24,569,027
Goodwill, net                                                                    7,321,725          7,868,783
Bonds                                                                            3,902,473          4,293,524
Other assets                                                                     2,491,247          1,917,086
                                                                          ------------------ ------------------
Total assets                                                                  $120,853,879       $118,889,508
                                                                          ================== ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                                      $16,009,408        $12,057,654
    Accounts payable                                                            16,142,548         14,351,463
    Accrued expenses                                                             8,257,304          7,945,911
    Income taxes payable                                                         2,009,952          1,762,752
    Current portion of long-term debt                                            6,959,779          8,339,468
                                                                          ------------------ ------------------
       Total current liabilities                                                49,378,991         44,457,248

Long-term debt                                                                  15,664,662         18,984,200
Employee and other liabilities                                                   3,778,149          4,146,400
Deferred income taxes                                                            1,725,095          1,525,827
Other deferred items                                                                    --            206,776

Shareholders' equity:
    Preferred stock, no par value:
       Authorized shares - 5,000,000; Outstanding shares - none                          --                  --
    Common stock, no par value:
       Authorized shares - 40,000,000; Issued and outstanding shares -
         12,107,758 and 12,356,486 in 1999 and 1998, respectively               25,802,401         27,102,335
    Retained earnings                                                           25,658,852         22,401,585
    Accumulated other comprehensive income (loss)                              (1,154,271)             65,137
                                                                          ------------------ ------------------
       Total shareholders' equity                                               50,306,982         49,569,057
                                                                          ------------------ ------------------

Commitments, contingencies and subsequent event                                          --                  --

Total liabilities and shareholders' equity                                    $120,853,879       $118,889,508
                                                                          ================== ==================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                MACKIE DESIGNS INC.
                                         CONSOLIDATED STATEMENTS OF INCOME

                                                              Years Ended December 31,
                                                 1999                   1998                    1997
                                          -------------------    --------------------     ------------------
Net sales                                      $153,822,022            $101,995,246           $ 75,042,694
Cost of goods sold                               96,719,936              62,703,694             47,093,131
                                          -------------------    --------------------     ------------------
Gross profit                                     57,102,086              39,291,552             27,949,563

Operating expenses:
    Marketing and sales                          27,282,929              16,118,836             10,091,781
    Administrative                               14,496,684               9,662,627              4,839,780
    Research and development                      7,146,954               5,094,333              5,892,178
                                          -------------------    --------------------     ------------------
       Total operating expenses                  48,926,567              30,875,796             20,823,739
                                          -------------------    --------------------     ------------------
Operating income                                  8,175,519               8,415,756              7,125,824

Interest income                                     740,962                 781,861                790,687
Interest expense                                 (2,772,243)             (1,520,648)                    --
Other income (expense), net                        (76,190)                  206,016                (7,060)
                                          -------------------    --------------------     ------------------
Income before income taxes                        6,068,048               7,882,985              7,909,451

Income taxes                                      2,810,781               2,302,211              2,372,800
                                          -------------------    --------------------     ------------------
Net income                                      $ 3,257,267            $  5,580,774            $ 5,536,651
                                          ===================    ====================     ==================

Net income per share:

    Basic                                       $      0.27            $       0.44            $      0.43
                                          ===================    ====================     ==================
    Diluted                                     $      0.27            $       0.43            $      0.41
                                          ===================    ====================     ==================

Weighted average common shares:
    Basic                                        12,214,982              12,594,090             12,825,949
                                          ===================    ====================     ==================

    Diluted                                      12,264,679              12,945,170             13,401,150
                                          ===================    ====================     ==================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                MACKIE DESIGNS INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                          1999                1998              1997
                                                                  -----------------  ------------------ ----------------
OPERATING ACTIVITIES
     Net income                                                        $ 3,257,267        $ 5,580,774      $ 5,536,651
     Adjustments to reconcile net income to net cash provided
      by operating activities:
       DePreciation and amortization                                     6,399,855           4,743,883       3,160,237
       Loss on asset dispositions                                               --               1,231              --
       Deferred income taxes                                            (1,311,115)           (503,819)        266,000
       Changes in operating assets and liabilities:
         Accounts receivable                                            (3,888,511)         (3,227,231)       (921,480)
         Inventory                                                      (2,749,123)         (5,063,801)     (7,444,522)
         Prepaid expenses and other current assets                         (78,184)            875,644        (431,099)
         Other assets                                                   (1,064,760)           (734,940)       (257,114)
         Accounts payable and accrued expenses                           4,854,571             575,844       2,283,269
         Income taxes payable                                              402,601           (532,733)         348,173
         Other long term liabilities                                     (174,250)           (169,647)          39,000
                                                                  -----------------  ------------------ ---------------
       Cash provided by operating activities                            5,648,351           1,545,205        2,579,115

INVESTING ACTIVITIES
    Acquisition of business, net of cash acquired                              --         (14,645,175)             --
    Purchases of available-for-sale securities                         (8,951,129)        (18,769,653)     (20,422,495)
    Proceeds from sales of available-for-sale securities                       --           7,375,556        6,311,193
    Proceeds from maturities of available-for-sale securities           8,985,000          15,948,839       14,935,414
    Purchases of property, plant and equipment                         (3,115,942)         (5,337,924)      (3,452,611)
    Proceeds from asset dispositions                                           --              28,799               --
                                                                  -----------------  ------------------ ---------------
       Cash used in investing activities                               (3,082,071)        (15,399,558)      (2,628,499)

FINANCING ACTIVITIES
    Proceeds from long-term debt                                          396,385          17,239,457               --
    Payments on long-term debt                                         (2,890,132)         (1,608,935)              --
    Net proceeds (payments) on bank line of credit and
       short-term borrowings                                            5,974,760           (811,478)               --
    Repurchase and retirement of common stock                          (1,308,259)        (2,638,125)       (1,657,808)
    Net proceeds from exercise of stock options                             8,325             83,250           316,188
                                                                  -----------------  ------------------ ----------------
       Cash provided by (used in) financing activities                  2,181,079         12,264,169        (1,341,620)
                                                                  -----------------  ------------------ ----------------

Effect of exchange rate changes on cash                                  (241,736)           738,615                --
                                                                  -----------------  ------------------ ----------------
Increase (decrease) in cash and cash equivalents                        4,505,623           (851,569)       (1,391,004)

Cash and cash equivalents at beginning of year                             123,611            975,180        2,366,184
                                                                  -----------------  ------------------ ----------------
Cash and cash equivalents at end of year                               $ 4,629,234         $  123,611       $  975,180
                                                                  =================  ================== ================
SUPPLEMENTAL DISCLOSURES
Cash paid for interest                                                 $ 2,409,000        $ 1,617,000       $       --
                                                                  =================  ================== ================
Cash paid for income taxes                                             $ 3,468,000        $ 2,397,000      $ 1,576,000
                                                                  =================  ================== ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                MACKIE DESIGNS INC.
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                                                                                  Accumulated Other
                                                                                  Retained        Comprehensive
                                              Shares             Amount           Earnings        Income (Loss)          Total
                                          ----------------  ----------------- -----------------
Balance at December 31, 1996                  12,885,000        $30,998,830       $11,284,160                   --   $42,282,990
    Exercise of stock options                     56,250            316,188                --                   --       316,188
    Repurchase of common shares                 (207,600)        (1,657,808)               --                   --    (1,657,808)
    Net income                                        --                 --         5,536,651                   --     5,536,651
                                         ----------------  -----------------  ----------------     ---------------  -------------
Balance at December 31, 1997                  12,733,650         29,657,210        16,820,811                   --    46,478,021
    Exercise of stock options                     15,000             83,250                --                   --        83,250
    Repurchase of common shares                 (392,164)        (2,638,125)               --                   --    (2,638,125)
    Net income                                        --                 --         5,580,774                   --     5,580,774
    Foreign currency translation
       adjustment                                     --                 --                --               65,137        65,137
                                                                                                    ---------------- -----------
    Comprehensive income                                                                                               5,645,911
                                           -----------------  -----------------  ----------------   ---------------- -----------

Balance at December 31, 1998                  12,356,486         27,102,335        22,401,585               65,137    49,569,057
    Exercise of stock options                      1,500              8,325                --                   --         8,325
    Repurchase of common shares                 (250,228)        (1,308,259)               --                   --    (1,308,259)
    Net income                                       --                 --          3,257,267                   --     3,257,267
    Foreign currency translation
       adjustment                                    --                 --                 --           (1,211,927)   (1,211,927)
    Unrealized loss on
       available-for-sale securities                                                                        (7,481)       (7,481)
    Comprehensive income                                                                                               2,037,859
                                         ----------------  -----------------  ----------------      ---------------- -----------
Balance at December 31, 1999                  12,107,758        $25,802,401      $ 25,658,852          $(1,154,271)  $50,306,982
                                         ================  ================= =================      ================ ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               MACKIE DESIGNS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
      The consolidated financial statements include the accounts of Mackie Designs, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts reported in previous years have been reclassified to conform to the 1999 presentation.

OPERATIONS
     The Company develops, manufactures, sells, and supports high-quality, reasonably priced professional audio equipment. The Company sells to retailers and distributors throughout the world, generally on open credit terms. Sales to customers outside of the U.S. approximated 49%, 44%, and 38% of net sales in 1999, 1998, and 1997, respectively.

USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

FOREIGN CURRENCY TRANSLATION
      Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Net sales, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income in shareholders' equity. Realized and unrealized gains and losses on foreign currency transactions are included in other income (expense), net.

REVENUE RECOGNITION
     Revenues from sales of products are generally recognized upon shipment. The Company has certain software related products within its digital product line. The Company follows the principles of AICPA Statement of Position 97-2, "Software Revenue Recognition" in recognizing revenues for these products.

CASH EQUIVALENTS
      The Company considers all liquid investments purchased with a maturity at purchase of three months or less to be cash equivalents.

MARKETABLE SECURITIES
      Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are treated as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The zero coupon bonds held by RCF are the only securities the Company treats as held-to-maturity (see
Note 3 of Notes to Consolidated Financial Statements).

      Debt and marketable equity securities not treated as held-to-maturity are classified as available-for-sale. Available-for-sale securities are primarily high-grade U.S. corporate securities, all of which are recorded at amortized cost, which approximates fair value. Available-for-sale securities are classified in the balance sheet as current based on maturity dates. Unrealized gains and losses on available-for-sale securities are excluded from the results of operations and are reported as a component of comprehensive income in shareholders' equity.

      The amortized cost of debt securities treated as held-to-maturity is adjusted for accretion of discounts to maturity, over the estimated life of the security. Such amortization is included in interest income.

INVENTORIES

      Inventories are valued at the lower of cost, as determined by the first-in, first-out method, or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Significant additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets of three to thirty-three years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is being amortized on the straight-line method over twenty years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's cash, available-for-sale securities, accounts receivable, bonds, short-term borrowings, accounts payable, income taxes payable, and long-term debt approximate fair value because they are of a short-term nature or have interest rates that approximate market rates.

WARRANTY COSTS

     The Company provides an accrual for future warranty costs at the time of sale of products. The warranty for the Company's products generally covers defects in materials and workmanship for a period of one to five years.

ADVERTISING COSTS

     The cost of advertising is expensed as incurred. For 1999, 1998, and 1997, the Company incurred advertising expenses of $4.2 million, $3.7 million, and $3.0 million, respectively.

STOCK COMPENSATION

     The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company accounts for stock-based employee compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense for employee stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option exercise price.

INCOME TAXES

      Income taxes are accounted for under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INCOME PER SHARE

     Basic income per share is computed on the basis of the weighted average number of common shares outstanding for the year. Diluted income per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method and consist of employee stock options outstanding.

CONCENTRATIONS

      The Company is subject to concentrations of credit risk from its holdings of cash, cash equivalents, and securities. The Company's credit risk is managed by investing in high-quality money market instruments, securities of the U.S. Government and its agencies, and high-quality corporate issues. In addition, a significant portion of the Company's accounts receivable is due from customers outside of the U.S. The Company has credit insurance on its open term international receivables and generally requires letters of credit or advance payments in cases where credit insurance is not applicable. No individual international country accounted for more than 10% of net sales in any of the periods presented.

      The Company relies almost exclusively on one vendor for its potentiometers, but is in contact with other potentiometer manufacturers regularly. Potentiometers are a critical component in many of the Company's products. Interruption in, or cessation of, the supply of potentiometers from this supplier could adversely affect the Company's production capability, as the qualification process for another manufacturer, from sample submission to production quality and quantity delivery, could take several months. The
Company has an approximate three month supply of potentiometers at any given time which would serve to reduce any potential disruption.

COMPREHENSIVE INCOME

      The Company's comprehensive income includes all items which comprise net income, the effect of foreign currency translation and unrealized gains/losses on available-for-sale securities. Comprehensive income is shown in the Consolidated Statements of Shareholders' Equity and Comprehensive Income.

IMPAIRMENT OF LONG-LIVED ASSETS

      The Company periodically assesses the recoverability of long-lived assets including property, plant and equipment, goodwill and other intangible assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell.

NEW ACCOUNTING PRONOUNCEMENT

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". This SAB summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition. The Company does not expect that its financial statements will be materially affected by SAB No. 101.

2.  ACQUISITION

      On June 29, 1998, the Company acquired 100% of the capital stock of Radio Cine Forniture (R.C.F.) S.p.A. ("RCF"), an Italian corporation. RCF is a manufacturer of loudspeakers and speaker components based in Reggio Emilia, Italy. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price, plus related acquisition costs, was approximately $15 million. The excess of the purchase price over the fair value of net assets acquired, aggregating approximately $8 million, is included in goodwill. The results of operations of RCF have been included in the Company's consolidated results of operations from July 1, 1998.

      The following table presents unaudited pro forma consolidated financial information for the years ended December 31, 1998 and 1997 as if the acquisition of RCF had occurred on January 1 of those years:


                                                                   Years Ended
                                                                   December 31,
                                                       -------------------------------------

                                                             1998               1997
                                                       ------------------ ------------------
           Net sales                                       $126,978,000       $122,127,000
                                                       ================== ==================
           Net income                                       $ 4,717,000        $ 3,981,000
                                                       ================== ==================
           Diluted income per share                           $    0.36          $    0.30
                                                       ================== ==================


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

3.  INVESTMENTS
      The amortized cost of available-for-sale securities approximated fair market value and was as follows:

                                                                December 31,
                                                           1999                 1998
                                                     ------------------   ----------------
     Bank certificates of deposit                            $  574,725        $  999,794
     Corporate debt securities                                5,273,499         5,309,865
     U.S. Government securities                                 479,922                --
                                                     ==================    ==============
                                                             $6,328,146        $6,309,659
                                                     ==================    ==============

      As of December 31, 1999, available-for-sale securities have contractual maturities of one year or less.

      RCF holds various zero-coupon Italian bank bonds as collateral for two bank term loans (see Note 7 of Notes to Consolidated Financial Statements). The bonds aggregated $3,902,473 and $4,293,524 at December 31, 1999 and 1998,
respectively, and are carried at amortized cost, which approximates market value. The bank bonds have various maturities ranging from 2001 to 2004. The interest rates on these bonds range from 2.4% to 7.3% (average rate was 6.8% and 7.0% at December 31, 1999 and 1998, respectively). These bonds are treated as held-to-maturity on the balance sheet and are restricted as to their use.

4.  INVENTORIES
      Inventories consist of the following:

                                                              December 31,
                                                         1999               1998
                                                  -------------------   ----------------
     Raw materials                                      $ 16,499,299       $ 17,044,196
     Work in process                                       4,845,789          5,012,847
     Finished goods                                       18,333,834         17,691,860
                                                  ===================   ================
                                                        $ 39,678,922       $ 39,748,903
                                                  ===================   ================


5.  PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment consist of the following:

                                                                         December 31,
                                                                    1999               1998
                                                          -------------------   ----------------
     Land                                                        $ 2,150,614       $ 3,548,000
     Buildings                                                     2,794,308         5,668,061
     Machinery and equipment                                      18,300,422        17,227,588



     Furniture and fixtures                                        8,506,274          7,307,409
     Leasehold improvements                                        3,961,427          2,457,632
                                                          -------------------   ----------------
                                                                  35,713,045         36,208,690

     Less accumulated depreciation and amortization               15,211,290         11,639,663
                                                          ===================   ================
                                                                $ 20,501,755       $ 24,569,027
                                                          ===================   ================

6.  INCOME TAXES
      For financial reporting purposes, income before income taxes is as follows:

                                                                       1999                1998               1997
                                                                -------------------- ------------------ ------------------
     United States                                                      $6,900,322         $8,790,207         $7,909,451
     Foreign                                                              (832,274)          (907,222)                --
                                                                ==================== ================== ==================
     Income before income taxes                                         $6,068,048         $7,882,985         $7,909,451
                                                                ==================== ================== ==================

      The provision for income taxes is as follows:
                                                                       1999                1998               1997
                                                                -------------------- ------------------ ------------------
     Current taxes on income:
       United States                                                    $2,763,450         $2,717,660         $2,106,800
       Foreign                                                           1,358,446             88,370                 --
                                                                -------------------- ------------------ ------------------
     Total current taxes on income                                       4,121,896          2,806,030          2,106,800
     Deferred income taxes:
       United States                                                      (644,963)          (480,000)           266,000
       Foreign                                                            (666,152)           (23,819)                --
                                                                -------------------- ------------------ ------------------
     Total deferred income taxes                                        (1,311,115)          (503,819)           266,000
                                                                -------------------- ------------------ ------------------
     Provision for income taxes                                         $2,810,781         $2,302,211         $2,372,800
                                                                ==================== ================== ==================

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                       December 31,
                                                                  1999               1998
                                                           ------------------- ------------------
     Deferred tax assets:
       Accrued expenses                                            $ 911,416          $ 639,081
       Bad debt allowances                                           251,899            363,500
       Inventory adjustments                                       1,279,659          1,042,500
       Net operating loss carryforwards                              386,033                 --
       Credit carryforwards                                          335,091                 --
       Other items, net                                              548,057            172,420
                                                           ------------------- ------------------
                                                                   3,712,155          2,217,501
       Less valuation allowance                                      (74,425)                --
                                                           ------------------- ------------------
                                                                   3,637,730          2,217,501
     Deferred tax liabilities:
       Property, plant and equipment basis differences             2,874,159          1,973,328
                                                           ------------------- ------------------
     Total deferred tax liabilities                                2,874,159          1,973,328
                                                           =================== ==================
     Net deferred tax assets                                       $ 763,571          $ 244,173
                                                           =================== ==================

      In connection with the acquisition of RCF in 1998, the Company recorded a net deferred tax credit of $333,646.

      A reconciliation from the U.S. statutory rate of 34% to the effective rate is as follows:

                                                             1999                       1998                      1997
                                                   -------------------------- -------------------------- ------------------------
     Tax at the statutory rate                            $2,063,136    34.0%         $2,680,215   34.0%     $2,689,200   34.0%
     Effect of the research and development tax
        credit                                              (200,000)   (3.3)          (280,000)   (3.6)       (280,000)  (3.5)
     Foreign sales corporation tax benefit                  (311,835)   (5.1)          (251,090)   (3.2)       (357,900)  (4.5)
     Limitation of recognition of benefit of
        foreign operating losses                              36,008     0.6            179,094     2.3              --     --
     Nondeductible expenses and other permanent                                                                      --     --
        differences                                          424,452     7.0            122,987     1.6
     Foreign tax greater than U.S. statutory rate
                                                             569,944     9.4            268,288     3.4              --     --
     Other items, net                                        229,076     3.8           (417,283)   (5.3)        321,500     4.1
                                                   ================= ======== ================== ======= ================ =======
                                                          $2,810,781    46.3%         $2,302,211   29.2%     $2,372,800    30.0%
                                                   ================= ======== ================== ======= ================ =======

      The valuation allowance for deferred tax assets increased by 74,425 in 1999. This change relates primarily to net operating loss carryforwards generated by foreign operations.

      At December 31, 1999, the Company had US and international net operating loss carryforwards of approximately $800,000 and $400,000 respectively. These carryforwards generally begin expiring in 2013.

      Provision has not been made for U.S. or additional foreign taxes on the undistributed earnings of the Company's foreign subsidiaries. These earnings, which are expected to be reinvested, could become subject to additional tax if they were to be remitted as dividends, lent to the Company, or if the Company should sell its stock in these subsidiaries.

7.  DEBT

      In June 1998, the Company entered into a credit agreement with a bank to provide certain credit facilities to the Company, including a $12.8 million loan for the acquisition of RCF of which $10.5 million was outstanding at December 31, 1999. The loan, which is secured by all of the Company's assets, bears interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. Interest on the loan is payable monthly. Principal is payable on September 30 of each year from 1999 in installments equal to 1/7 of the amount borrowed. All outstanding principal and interest amounts are due on September 30, 2003. The agreement also provides a $5.0 million unsecured line of credit to finance any unexpected working capital needs. The line of credit bears interest at the same rate as the acquisition loan. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility, such as interest rate, repayment period and collateral, will be determined at the time advances are made to the Company. At December 31, 1999, there were no outstanding balances on any of these credit lines. These credit facilities (excluding the acquisition loan) expire April 30, 2001. Under the terms of the credit agreement, the Company must maintain certain financial ratios and tangible net worth. The Company was in compliance with all covenants at December 31, 1999. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit of $10.0 million.

      The Company also has entered into agreements with several banks in Italy that provide short-term credit facilities totaling approximately $19 million. At December 31, 1999, there was approximately $16.0 million outstanding under these facilities. The majority of these credit facilities are secured by RCF's receivables.

Interest rates on these credit facilities range from 3.6% to 11.2%.

      The weighted-average interest rate on short-term borrowings at December 31, 1999 was 6.2%.

      Long-term debt consisted of the following at December 31:

                                                  1999                 1998
     Revolving Credit Note (A)                $ 10,500,000         $ 12,500,000
     Bank Term Loan (B)                          4,670,472            5,438,066
     Bank Term Loan (C)                          3,870,187            4,506,254
     Bank Term Loan (D)                            802,127            1,037,729
     Other Notes (E)                             2,781,655            3,841,619
                                      --------------------- --------------------
                                                22,624,441           27,323,668
     Less current portion                        6,959,779            8,339,468
                                      --------------------- --------------------
                                              $ 15,664,662         $ 18,984,200
                                      ===================== ====================

     (A) Borrowings under the Revolving Credit Note ($12.8 million acquisition loan) bear interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. At December 31, 1999, the interest rate in effect was 7.4%. Interest is payable monthly. Principal is payable in installments equal to 1/7 of the amount borrowed ($12.8 million) on September 30 of each year. All outstanding principal and interest amounts are due on September 30, 2003.

     (B) The Bank Term Loan bears interest at the six-month Euribor rate plus 0.65% (4.2% at December 31, 1999). Interest-only payments are made semi-annually and the principal is due on February 5, 2000. This loan requires the Company to maintain certain covenants with respect to its subsidiary, RCF. This loan was paid off in February 2000.

     (C) The Bank Term Loan bears interest at the six-month LIBOR rate plus 2% (8.1% at December 31, 1999). Interest-only payments are made semi-annually and the principal is due in 2003. This loan is secured by a bank bond held by RCF, which at time of maturity in 2003, will be used to repay the principal amount of the loan.

     (D) The Bank Term Loan bears a fixed interest rate of 7.7%. Interest-only payments are made semi-annually. In addition, semi-annual principal payments of approximately $90,000 began in October 1999 with the final principal payment due in 2004. This loan is secured by a bank bond held by RCF.

     (E) The other notes bear interest at rates from 4.4% to 8.8%. Principal payments on these loans are made in varying amounts until 2007. Certain of these loans are secured by specific assets of RCF.

      The Bank Term Loan described above in (B) contains several financial covenants. RCF was not in compliance with one of the covenants at December 31, 1999 and 1998. This loan was due and paid off by the Company in February 2000 and was therefore included in the current portion of long-term debt at both December 31, 1999 and 1998.

      The long-term debt described above in (B) through (E) are denominated in Italian lira and have been converted to U.S. Dollars using applicable rates for the periods presented for disclosure purposes.

      Future aggregate annual principal payments of long-term debt at December 31, 1999 are as follows:

     2000                                     $ 6,959,779
     2001                                       2,639,877
     2002                                       2,358,878
     2003                                       9,408,317
     2004                                         323,831
     Thereafter                                   933,759
                                        ------------------
                                             $ 22,624,441
                                        ==================

8.       EMPLOYEE AND OTHER LIABILITIES

      Under Italian law, RCF employees are entitled to severance benefits calculated primarily based upon compensation and length of service. These severance benefits vest immediately and are payable upon the employee's separation from the Company. This liability aggregated approximately $3.2 million and $3.4 million at December 31, 1999 and 1998, respectively. In addition, RCF commissioned sales agents are entitled to similar severance benefits based upon commissions earned and length of service. This liability aggregated approximately $560,000 and $600,000 at December 31, 1999 and 1998, respectively. Under these severance programs, severance expense of approximately $650,000 and $300,000 was recognized in 1999 and 1998, respectively.

9.  RELATED-PARTY TRANSACTIONS

      The Company has an agreement to receive marketing and sales services from an entity affiliated with a shareholder of the Company. The Company also made a loan to one of its officers in November 1999. The principal amount of the loan is due and payable in full on or before October 31, 2004 or upon termination of the officer, whichever shall occur first. The loan bears no interest. Transactions are summarized as follows:

                                                            Years Ended December 31,
                                                   1999                1998               1997
                                             ------------------- ------------------ ------------------
       Marketing and sales services               $348,232           $279,972           $294,609
                                             =================== ================== ==================
       Payables to a related party                $ 44,604           $ 22,789           $ 38,090
                                             =================== ================== ==================
       Loan to officer                            $ 250,000
                                             =================== ================== ==================

10.  EMPLOYEE BENEFIT PLANS

      The Company has a qualified profit-sharing plan (the Plan) under the provisions of Internal Revenue Code Section 401(k). The Plan is available to all employees meeting the eligibility requirements. Contributions by the Company are based on a matching formula as defined in the Plan. Additional contributions are at the discretion of the Board of Directors. Company contributions to the plan vest ratably over a 5-year period. The Company made contributions of $113,000, $112,000, and $51,000 to the Plan in 1999, 1998, and 1997, respectively.

      The Company self-insures for health care costs of its eligible employees and dependents. The Company has obtained an insurance policy to cover claims incurred during the policy year in excess of $50,000 per person and has a $1 million annual stop loss on total claims for all employees in the aggregate. Estimated costs of all incurred claims that are not covered by insurance are recognized in the financial statements.

11.  NET INCOME PER SHARE

      The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

                                                                 1999                1998               1997
                                                          ------------------- ------------------- ------------------
     Numerator:
       Numerator for basic and diluted net income per
         share - net income                                     $ 3,257,267         $ 5,580,774        $ 5,536,651
                                                          =================== =================== ==================
     Denominator:
       Denominator for basic net income per share -
         weighted-average common shares
                                                                 12,214,982          12,594,090         12,825,949
       Effect of dilutive stock options                              49,697             351,080            575,201
                                                          ------------------- ------------------- ------------------
       Denominator for diluted net income per share
                                                                 12,264,679          12,945,170         13,401,150
                                                          =================== =================== ==================
     Basic net income per share                                    $   0.27            $   0.44           $   0.43
                                                          =================== =================== ==================
     Diluted net income per share                                  $   0.27            $   0.43           $   0.41
                                                          =================== =================== ==================

     Stock options totaling 3,086,000, 325,000 and 133,000 shares in 1999, 1998 and 1997, respectively, were excluded from the calculation of diluted net income per share, as they were antidilutive.

12.  SHAREHOLDERS' EQUITY

      In April 1995, the Company established a stock option plan for the granting of incentive and non-qualified stock options (the Plan). The exercise price of incentive stock options granted under the Plan may not be less than the fair market value of the common stock on the date of grant. The exercise price of non-qualified stock options granted under the Plan may be greater or less than the fair market value of the common stock on the date of grant, as determined by the stock option committee of the Company's Board of Directors at its discretion. The Company has reserved 4,500,000 shares of common stock for issuance under the Plan. The options generally vest over a four-year period and expire no later than ten years after the date of grant.

      The following table summarizes the Company's stock option activity for the three-year period ended December 31, 1999:

                                                                                                       Weighted
                                                  Shares subject to      Option price          average
                                                        option               range          exercise price
                                                 --------------------- ------------------ ------------------
     Options outstanding at December 31, 1996              2,000,700    $5.55 - 13.88              $ 6.04
        Granted                                            1,093,000     $5.55 - 6.88              $ 6.32
        Forfeited                                           (185,250)   $5.55 - 13.88              $ 7.78
        Exercised                                            (56,250)    $5.55 - 8.75              $ 5.62
                                                 --------------------- ------------------ -------------------
     Options outstanding at December 31, 1997              2,852,200    $5.55 - 13.88              $ 6.04
        Granted                                              608,200     $6.25 - 7.75              $ 6.56
        Forfeited                                            (27,500)       $8.75                  $ 8.75
        Exercised                                            (15,000)       $5.55                  $ 5.55
                                                 --------------------- ------------------ -------------------
     Options outstanding at December 31, 1998              3,417,900    $5.55 - 13.88              $ 6.11
        Granted                                              355,500     $4.75 - 5.91              $ 4.79
        Forfeited                                           (360,900)    $6.00 - 8.75              $ 6.42
        Exercised                                             (1,500)       $5.55                  $ 5.55
                                                 ===================== ================== ===================
     Options outstanding at December 31, 1999              3,411,000    $4.75 - 13.88              $ 5.94
                                                 ===================== ================== ===================

     At December 31, 1999, 1,006,250 shares of common stock were available for future grants.

     The following table summarizes information about options outstanding and exercisable at December 31, 1999:

                                           Options Outstanding
                                           -------------------
                                                         Weighted average                Weighted
                                                       remaining contractual         average exercise
      Range of exercise price    Options outstanding      life (years)                     price
     --------------------------- -------------------- ---------------------------- --------------------
           $4.75 - 8.00                   3,316,000              6.87                    $ 5.85
           $8.01 - 13.88                     95,000              6.03                    $ 9.29
     --------------------------- -------------------- ---------------------------- --------------------
           $4.75 - 13.88                  3,411,000              6.84                    $ 5.94
     =========================== ==================== ============================ ====================

                                           Options Exercisable
                                           -------------------
                                                              Weighted average exercise price
     -----------------------------------------------------  -----------------------------------
         Range of
     exercise price      1999        1998        1997          1999        1998          1997
     ----------------------------------------------------   -----------------------------------
      $4.75 - 8.00     2,341,275   1,955,950    1,730,950        $ 5.81      $ 5.69    $ 5.59
      $8.01 - 13.88       73,750      55,000       35,625        $ 9.44      $ 9.45    $ 9.47
     ----------------------------------------------------   -----------------------------------
      $4.75 - 13.88    2,415,025   2,010,950    1,766,575        $ 5.92      $ 5.79    $ 5.67
     ====================================================   ===================================

      The Company follows the intrinsic value method in accounting for its stock options. Had compensation costs been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts as indicated below:


                                                        1999            1998            1997
                                                  ---------------- -------------- --------------

     Net income  - as reported                       $ 3,257,267    $ 5,580,774    $ 5,536,651
     Net income  - pro forma                         $ 1,995,458    $ 4,490,247    $ 4,751,734
     Basic net income per share - as reported           $   0.27       $   0.44       $   0.43
     Basic net income per share - pro forma             $   0.16       $   0.36       $   0.37
     Diluted net income per share - as reported         $   0.27       $   0.43       $   0.41
     Diluted net income per share - pro forma           $   0.16       $   0.35       $   0.35

      The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.79%, 5.28% and 6.33%; expected option life of 6.0 years for all three years; expected volatility of 61.6%, 61.4% and 65.9%; and no expected dividends. The weighted-average fair value of options granted during the years 1999, 1998, and 1997 was $2.99, $4.04, and $4.16, respectively.

      The Company fulfilled the authorization from its Board of Directors to repurchase up to 850,000 shares of its outstanding common stock during the three year period ended December 31, 1999. These purchases were executed through open market purchases at prevailing market prices. As of December 31, 1999, the Company had repurchased all 850,000 shares authorized under the program at a total cost of approximately $5.6 million. No additional authorizations are currently pending.

13.  COMMITMENTS AND CONTINGENCIES
      In December 1994, the Company entered into a lease for office and manufacturing facilities with Mackie Holdings, LLC, an entity owned by three significant shareholders and directors of the Company. The lease commenced on December 31, 1994 and expires December 31, 2004. The annual rent under this lease was $740,820, $826,664, and $679,356 in 1999, 1998 and 1997, respectively.
Taxes, insurance, utilities, and maintenance are the responsibility of the Company. Future minimum rental payments under this lease and other equipment and facility leases at December 31, 1999 are as follows:

     2000                                         $1,657,000
     2001                                          1,536,000
     2002                                          1,523,000
     2003                                          1,534,000
     2004                                          1,493,000
     Thereafter                                      311,000
                                            ------------------
                                                  $8,054,000
                                            ==================

      The Company expects to renew or replace certain leases at expiration. Total rent expense for 1999, 1998, and 1997 was $1,649,000, $1,731,000, and
$1,328,000, respectively.

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

14.  SEGMENT AND GEOGRAPHIC INFORMATION

      The Company identifies its business segments based on management responsibility using a combination of products and geographic factors. The Company has two reportable segments: Mackie Designs Inc. and its subsidiary, RCF. The Mackie segment offers audio mixers and other professional audio equipment. The RCF segment offers loudspeakers, loudspeaker components and Mackie product offerings through its subsidiaries. There were no intersegment sales in 1998. A summary of key financial data by segment is as follows:

                                                                                     Elimination of
                                                                                      intercompany
                                                      Mackie             RCF             amounts           Total
                                                   --------------- ---------------- ------------------ --------------
                                                                            (in thousands)

  Year ended December 31, 1999:
     Net sales, to external customers                 $ 94,094         $ 59,728        $  --             $153,822
     Net sales, intersegment                             8,542            4,733          (13,275)              --
     Operating income                                    6,754            1,958             (536)           8,176
     Interest income                                     1,658              366           (1,283)             741
     Interest expense                                     (999)          (3,056)           1,283           (2,772)
     Depreciation and amortization                       4,386            2,014               --            6,400
     Income taxes                                        2,351              460               --            2,811
     Purchases of property, plant and equipment          1,499            1,617               --            3,116
     Total property, plant and equipment, net            8,508           11,994               --           20,502
     Total assets                                       73,450           70,374          (22,970)         120,854

                                                                                     Elimination of
                                                                                      intercompany
                                                      Mackie             RCF             amounts           Total
                                                   ---------------------------------------------------------------
                                                                            (in thousands)

  Year ended December 31, 1998:
     Net sales                                        $ 78,716         $ 23,279       $   --         $101,995
     Operating income                                    8,050              366           --            8,416
     Interest income                                     1,276              148         (642)             782
     Interest expense                                     (583)          (1,580)         642           (1,521)
     Depreciation and amortization                       3,796              948          --             4,744
     Income taxes                                        2,238               64          --             2,302
     Purchases of property, plant and equipment          4,269            1,069          --             5,338
     Total property, plant and equipment, net           11,184           13,385          --            24,569
     Total assets                                       57,222           62,590         (922)         118,890

      Major operations of the Company outside the U.S. include manufacturing facilities in Italy, and sales and support offices in Germany, the United Kingdom, France and China. Geographic information for the three years ended December 31, 1999 is presented in the table that follows. Sales between affiliated entities are excluded from the numbers below. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. As such, U.S. export sales of $17.4 million, $24.1 million and $28.1 million in 1999, 1998 and 1997, respectively, have been excluded from U.S. reported net sales. The profit on transfers between geographic areas is not recognized until sales are made to non-affiliated customers. Long-lived assets exclude goodwill, bonds and deferred taxes and are those assets that can be directly associated with a particular geographic area.

                                                                   Years Ended December 31,
                                                           1999              1998              1997
                                                        ---------------------------------------------
                                                                        (in thousands)
  Net sales:
    U.S.                                                    $ 77,999          $ 57,117       $ 46,770
    Europe                                                    54,540            31,305         13,216
    The Americas, excluding U.S.                               9,994             8,082          7,827
    Asia-Pacific, including Australia and New Zealand          8,524             3,999          6,669
    Other                                                      2,765             1,492            561
                                                        ---------------------------------------------
                                                           $ 153,822         $ 101,995       $ 75,043
                                                        =============================================
  Long-lived assets:
    U.S.                                                     $ 8,695          $ 11,718       $ 11,200
    Europe                                                    14,296            14,766           --
    Other                                                          2                 2           --
                                                        ---------------------------------------------
                                                            $ 22,993          $ 26,486       $ 11,200
                                                        =============================================


15. QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

1999                                           FIRST           SECOND             THIRD          FOURTH
--------------------------------------------------------------------------------------------------------
Net sales                                   $ 31,624         $ 39,256          $ 40,344        $ 42,598
Gross profit                                $ 10,869         $ 14,545          $ 14,663        $ 17,025
Net income (loss)                           $ (1,369)         $ 1,121           $ 1,713         $ 1,792
Basic net income (loss) per share           $  (0.11)          $ 0.09            $ 0.14          $ 0.15
Diluted net income (loss) per share         $  (0.11)          $ 0.09            $ 0.14          $ 0.15

1998                                           FIRST           SECOND             THIRD          FOURTH
--------------------------------------------------------------------------------------------------------
Net sales                                   $ 17,354         $ 18,291          $ 31,196        $ 35,155
Gross profit                                 $ 6,829          $ 7,003          $ 12,632        $ 12,828
Net income                                   $ 1,158          $ 1,297           $ 1,776         $ 1,350
Basic net income per share                    $ 0.09           $ 0.10            $ 0.14          $ 0.11
Diluted net income per share                  $ 0.09           $ 0.10            $ 0.14          $ 0.11

16.  SUBSEQUENT EVENT
         In February 2000, the Company and Eastern Acoustic Works Inc. (EAW) signed a non-binding letter of intent by which the Company would purchase all shares of EAW. Based in Whitinsville, Massachusetts, EAW is recognized as the world's leading high-end professional loudspeaker design and manufacturing firm. It's products are utilized in sound reinforcement systems at major stadiums and arenas, performing arts centers, churches, clubs, and more recently in the custom residential market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required by this Item is included in the Company's Form 8-K dated May 7, 1999 and filed on May 14, 1999 relating to a change in the Company's certifying accountants from Ernst & Young LLP to KPMG LLP and is included herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is included in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders under the heading "Proposal No. 1: Election of Directors" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is included in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is included in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders under the heading "Principal Shareholders" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is included in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders under the heading "Certain Transactions" and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)  Documents filed as part of this report:

             1. CONSOLIDATED FINANCIAL STATEMENTS:                                         PAGE NUMBER
                 Independent Auditors' Reports on Consolidated Financial
                 Statements:..............................................................    24-25

                 Consolidated Balance Sheets at December 31, 1999 and 1998................      27

                 Consolidated Statements of Income for each of the years
                 in the three-year period ended December 31, 1999.........................      28

                 Consolidated Statements of Cash Flows for each of the years
                 in the three-year period ended December 31, 1999.........................      29

                 Consolidated Statements of Shareholders' Equity and Comprehensive
                 Income for each of the years in the three-year period ended
                 December 31, 1999........................................................      30

                 Notes to Consolidated Financial Statements.................                  31-43

            2.  FINANCIAL STATEMENT SCHEDULES:                                             PAGE NUMBER
                Schedule II - Valuation and Qualifying Accounts...........................      47

                           All financial statement schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

            3.  EXHIBITS:  See Index to Exhibits on page 48.

     (b)  Reports on Form 8-K:

The Company filed the following current reports on Forms 8-K under Item 5:
Other Events.


          FORM           DATE OF FILING           DATE OF REPORT         TOPIC
          8-K            October 12, 1999         October 5, 1999        Resignation of Roy D. Wemyss
                                                                         as Chief Executive Officer and
                                                                         President.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MACKIE DESIGNS INC.

                               By: /s/ Greg C. Mackie
                                   -----------------------------------------
                                    Greg C. Mackie
                                    CHAIRMAN OF THE BOARD

                              Date: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

SIGNATURE                                               TITLE

/s/ Greg C. Mackie                                      Chairman of the Board
----------------------------------------------------    (Principal Executive Officer)
Greg C. Mackie

/s/ William A. Garrard                                  Vice President, Finance and Chief Financial Officer
----------------------------------------------------    (Principal Financial and Accounting Officer)
William A. Garrard

/s/ James T. Engen                                      Chief Operating Officer
----------------------------------------------------
James T. Engen

/s/ David M. Tully                                      Treasurer and Director
----------------------------------------------------
David M. Tully

/s/ Raymond B. Ferguson                                 Director
----------------------------------------------------
Raymond B. Ferguson

/s/ Gregory Riker                                       Director
----------------------------------------------------
Gregory Riker

/s/ C. Marcus Sorenson                                  Director
----------------------------------------------------
C. Marcus Sorenson

/s/ Roy D. Wemyss                                       Director
----------------------------------------------------
Roy D. Wemyss

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                MACKIE DESIGNS INC.

------------------------------------------------------------ ------------- ------------- -------------
                                                                               RCF        Additions
                                                              Balance at    Allowances    Charged to                   Balance at
                                                              Beginning     at Date of    Costs and      Deductions -     End of
                        Description                           of Period    Acquisition     Expenses        Describe       Period
------------------------------------------------------------ ------------- ------------- -------------   ------------ -----------
YEAR ENDED DECEMBER 31, 1999:
   Allowances deducted from asset accounts:
      Allowance for uncollectible accounts receivable         $ 1,421,000                   $ 471,000  $ 746,000 (1)   $ 1,146,000
YEAR ENDED DECEMBER 31, 1998:
   Allowances deducted from asset accounts:
      Allowance for uncollectible accounts receivable         $   481,000  $ 1,008,000      $ 279,000  $ 347,000 (1)   $ 1,421,000
YEAR ENDED DECEMBER 31, 1997:
   Allowances deducted from asset accounts:
      Allowance for uncollectible accounts receivable         $   808,000  $     --         $   --     $ 327,000 (1)   $   481,000


(1) Uncollectible accounts written off, net of recoveries, and adjustment to reserves.

                                                 INDEX TO EXHIBITS

    3.1           Restated Articles of Incorporation.  Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement filed under the  Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514...............................

    3.2           Restated Bylaws.  Incorporated by reference to Exhibit 3.2 to Registrant's
                  Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514...............................................

    4.1           See Articles II, III and IV of Exhibit 3.1 and Sections 1, 5 and 9 of
                  Exhibit 3.2 confirming the rights of the holders of Common Stock.................

   10.1           Mackie Designs Inc. Amended and Restated 1995 Stock Option Plan, as amended on
                  March 11, 1997.  Incorporated by reference to Exhibit 10.1 to Registrant's
                  Annual Report on Form 10-K for the year ended December 31, 1996..................

   10.2           Amendment to Mackie Designs Inc. Amended and Restated 1995 Stock Option Plan,
                  dated March 16, 1998.............................................................

   10.3           Industrial Lease, dated December 15, 1994, by and between Mackie Holdings,
                  L.L.C. and Mackie Designs Inc.  Incorporated by reference to Exhibit 10.3 to
                  Registrant's Registration Statement filed under the Securities Act of 1933 on
                  Form S-1, as amended, Registration No. 33-93514..................................

   10.4           Industrial Real Estate Lease, dated April 28, 1995, by and between Intrawest
                  Properties Partnership U.S. and Mackie Designs Inc.  Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement filed under the
                  Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514........

   10.5           Exhibit C to Industrial Real Estate Lease, dated  April 28, 1995, by and between Intrawest Properties Partnership U.S. and Mackie Designs Inc.
                  Incorporated by reference to Exhibit 10.4A to Registrant's Registration
                  Statement filed under the Securities Act of 1933 on Form S-1, as amended,
                  Registration No. 33-93514........................................................

   10.6           Mackie Sales Representative Agreement, dated January 24, 1994, by and between
                  Mackie Designs Inc. and C.M. Sorenson Co. dba Calwest Marketing So.
                  Incorporated by reference to Exhibit 10.5 to Registrant's Registration
                  Statement filed under the Securities Act of 1933 on Form S-1, as amended,
                  Registration No. 33-93514.......................................................

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



   10.8           Form of Authorized Dealer Agreement. Incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended,
                  Registration No. 33-93514........................................................

   10.9           Form of Sales Representative Agreement. Incorporated by
                  reference to Exhibit 10.14 to Registrant's Registration
                  Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514............................................

   10.10          Mackie Designs Inc. 401(k) Profit Sharing Plan dated December 20, 1993.
                  Incorporated by reference to Exhibit 10.15 to Registrant's Registration
                  Statement filed under the Securities Act of 1933 on Form S-1, as amended,
                  Registration No. 33-93514........................................................

   10.11          Agreement between A&R Technology and Mackie Designs Inc. for the Development and Publishing of MIDI Mix Automation Software
                  dated December 5, 1993, as amended on August 16, 1994 and June
                  14, 1995. Incorporated by reference to Exhibit 10.16 to
                  Registrant's Registration Statement filed under the Securities
                  Act of 1933 on Form S-1, as amended, Registration No.
                  33-93514.........................................................................

   10.12          Software License Agreement among Alexander Hopmann, Robert Tudor and Mackie
                  Designs Inc. dated February 9, 1996.  Incorporated by reference to
                  Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1995................................................................

   10.13          Employee Agreement dated April 28, 1997 between Roy D. Wemyss and Mackie
                  Designs Inc.  Incorporated by reference to Exhibit 10.1 to Registrant's
                  Quarterly Report on Form 10-Q for the period ended June 30, 1997.................

   10.14          Employee Agreement dated April 28, 1997 between Patric Wiesmann and Mackie
                  Designs Inc.  Incorporated by reference to Exhibit 10.2 to Registrant's
                  Quarterly Report on Form 10-Q for the period ended June 30, 1997.................

   10.15          Employee Agreement dated May 19, 1997 between William A. Garrard and Mackie
                  Designs Inc.  Incorporated by reference to Exhibit 10.3 to Registrant's
                  Quarterly Report on Form 10-Q for the period ended June 30, 1997.................

   10.16          Employee Agreement dated June 20, 1997 between Robert May and Mackie Designs
                  Inc.  Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly
                  Report on Form 10-Q for the period ended June 30, 1997...........................

   10.17          Speaker Design Agreement dated September 18 1997 between Mackie Designs Inc.
                  and Radio Cine Forniture (R.C.F.) S.p.A.  Incorporated by reference to
                  Exhibit 10.25 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.........................................................

   10.18          Business Loan Agreement, dated October 27, 1997, by and between U.S. Bank of
                  Washington, National Association, and Mackie Designs Inc.........................



  10.19           Promissory Note made by Mackie Designs Inc. to the order of U.S. Bank of
                  Washington, National Association, in the principal amount of $5,000,000.00 dated October 27, 1997...............................................................

 *10.20           Loan Agreement dated October 21, 1999 between James T. Engen and Mackie Designs,
                  Inc. in the amount of $250,000.......................................................

 *10.21           Second Amendment to Employment Agreement of william A. Garrard dated
                  September 28, 1999 between William A. Garrard and Machie Designs, Inc................

  11.1            Computation of net income per share.  Incorporated by reference to the Notes to Consolidated Financial Statements (Footnote 11) in the Annual Report to
                  Shareholders of Mackie Designs Inc. for the year ended December 31, 1999.............

  13.1            Annual Report to Shareholders of Mackie Designs Inc. for the year ended
                  December 31, 1999....................................................................

 *21.1            Subsidiaries of Mackie Designs Inc...................................................

 *23.1            Consent of KPMG LLP, Independent Auditors............................................

 *23.2            Consent of Ernst & Young LLP, Independent Auditors...................................

 *27.1            Financial Data Schedule..............................................................

------------------------------

* Filed herewith