Form 10-Q
period 2000-03-31
MACKIE DESIGNS INC
filed 2000-05-15
CIK 946815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000
                               -----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

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

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE                            12,118,258
--------------------------                   ----------------------------
         Class                               Number of Shares Outstanding
                                                  (as of May 1, 2000)

                               MACKIE DESIGNS INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed consolidated balance sheets - March 31, 2000 and December 31, 1999

              Condensed consolidated statements of operations - Three months ended March 31, 2000 and 1999

              Condensed consolidated statements of cash flows - Three months ended March 31, 2000 and 1999

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

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MACKIE DESIGNS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  March 31,          December 31,
                                                                                     2000                 1999
                                                                               -----------------  ------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $  7,767,572        $  4,629,234
    Available-for-sale securities                                                    5,048,410           6,328,146
    Accounts receivable, net                                                        34,496,486          31,679,300
    Inventories                                                                     39,996,815          39,678,922
    Prepaid expenses and other current assets                                        1,690,602           1,832,411
    Deferred income taxes                                                            2,746,026           2,488,666
                                                                               -----------------  ------------------
       Total current assets                                                         91,745,911          86,636,679

Property, plant and equipment, net                                                  18,915,897          20,501,755
Goodwill, net                                                                        6,862,568           7,321,725
Bonds                                                                                3,787,523           3,902,473
Other assets                                                                         2,121,821           2,491,247
                                                                               -----------------  ------------------

Total assets                                                                      $123,433,720        $120,853,879
                                                                               =================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                                         $ 19,585,060        $ 16,009,408
    Accounts payable                                                                16,782,868          16,142,548
    Accrued expenses                                                                 8,502,724           8,257,304
    Income taxes payable                                                             2,648,515           2,009,952
    Current portion of long-term debt                                                2,299,497           6,959,779
                                                                               -----------------  ------------------
       Total current liabilities                                                    49,818,664          49,378,991

Long-term debt                                                                      16,009,994          15,664,662
Employee and other liabilities                                                       3,831,150           3,778,149
Deferred income taxes                                                                1,639,212           1,725,095

Shareholders' equity:

    Common stock                                                                    25,860,676          25,802,401
    Retained earnings                                                               28,077,405          25,658,852
    Accumulated other comprehensive loss                                            (1,803,381)         (1,154,271)
                                                                               -----------------  ------------------
       Total shareholders' equity                                                   52,134,700          50,306,982
                                                                               -----------------  ------------------

Total liabilities and shareholders' equity                                        $123,433,720        $120,853,879
                                                                               =================  ==================


SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three months ended
                                                             March 31,
                                               -----------------------------------
                                                     2000              1999
                                               ----------------- -----------------
Net sales                                         $ 44,539,075      $ 31,624,211
Cost of goods sold                                  28,226,003        20,755,006
                                               ----------------- -----------------
Gross profit                                        16,313,072        10,869,205

Operating expenses:
    Selling, general and administrative              9,960,405         9,904,139
    Research and development                         1,939,088         1,828,008
                                               ----------------- -----------------
       Total operating expenses                     11,899,493        11,732,147
                                               ----------------- -----------------
Operating income (loss)                              4,413,579          (862,942)

Interest income                                        195,976           176,534
Interest expense                                      (646,433)         (853,632)
Other income (expense)                                  19,205          (104,764)
                                               ----------------- -----------------
Income (loss) before income taxes                    3,982,327        (1,644,804)

Income taxes (benefit)                               1,563,774          (275,608)
                                               ----------------- -----------------

Net income (loss)                                  $ 2,418,553       $(1,369,196)
                                               ================= =================


Basic net income (loss) per share                     $   0.20         $   (0.11)
                                               ================= =================

Diluted net income (loss) per share                   $   0.20         $   (0.11)
                                               ================= =================

Basic weighted shares outstanding                   12,109,771        12,328,754
                                               ================= =================

Diluted weighted shares outstanding                 12,337,707        12,328,754
                                               ================= =================


SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Three months ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                       2000              1999
                                                                                 ----------------- -----------------
OPERATING ACTIVITIES
     Net income (loss)                                                               $2,418,553         $(1,369,196)
     Adjustments to reconcile net income (loss) to net cash provided by
      (used) in operating activities:
       Depreciation and amortization                                                  1,849,208           1,599,295
       Deferred income taxes                                                           (410,372)           (213,111)
       Changes in operating assets and liabilities:
         Accounts receivable                                                         (3,783,113)           (496,483)
         Inventories                                                                 (1,224,618)             38,952
         Prepaid expenses and other current assets                                      123,593            (518,799)
         Other assets                                                                   225,605            (373,202)
         Accounts payable and accrued expenses                                        1,960,006            (899,950)
         Income taxes payable                                                           703,674            (840,358)
         Other long term liabilities                                                    100,714             721,781
                                                                                 ----------------  -----------------
         Cash provided by (used) in operating activities                              1,963,250          (2,351,071)

INVESTING ACTIVITIES
    Purchases of available-for-sale securities                                       (2,066,372)         (3,169,268)
    Proceeds from maturities of available-for-sale securities                         3,394,326           2,590,000
    Proceeds from sales of available-for-sale securities                                  --                523,256
    Purchases of property, plant and equipment                                         (613,923)           (829,171)
                                                                                 ----------------  -----------------
       Cash provided by (used) in investing activities                                  714,031            (885,183)

FINANCING ACTIVITIES
    Proceeds from long-term debt                                                      1,077,346           1,096,638
    Payments on long-term debt                                                       (4,747,174)           (474,042)
    Net proceeds on bank line of credit and short-term borrowings                     4,382,550           5,013,664
    Repurchase and retirement of common stock                                             --               (510,488)
    Net proceeds from the exercise of stock options                                      58,275               8,325
                                                                                 ----------------  -----------------
       Cash provided by financing activities                                            770,997           5,134,097

Effect of exchange rate changes on cash                                                (309,940)         (1,105,447)
                                                                                 ----------------  -----------------
Increase in cash and cash equivalents                                                 3,138,338             792,396

Cash and cash equivalents at beginning of period                                      4,629,234             123,611
                                                                                 ----------------  -----------------

Cash and cash equivalents at end of period                                           $7,767,572         $   916,007
                                                                                 ================  =================

SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes                                                           $  336,000         $   759,000
                                                                                 ================  ================
Cash paid for interest                                                               $  378,000         $ 1,077,000
                                                                                 ================  =================


SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Mackie Designs Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of future financial results. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.     INVENTORIES

Inventories consisted of the following:


                                                                           March 31,          December 31,
                                                                              2000                1999
                                                                       ------------------    ----------------
           Raw materials                                                   $ 16,106,640        $ 16,499,299
           Work in process                                                    5,192,258           4,845,789
           Finished goods                                                    18,697,917          18,333,834
                                                                       ------------------    ----------------
                                                                            $39,996,815        $ 39,678,922
                                                                       ==================    ================


3.    NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes the effect of dilutive potential common shares outstanding, consisting of stock options using the treasury stock method. The denominators of the diluted net income (loss) per share calculations exclude the effect of unexercised stock options representing the potential rights to 1,360,175 and 3,416,400 shares for the first quarters of 2000 and 1999, respectively, as including the effect of such instruments would be antidilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations for the first three months of 2000 and 1999.


                                                                Three months ended
                                                                     March 31,
                                                         ----------------------------------
                                                              2000              1999
                                                         ----------------  ----------------
Numerator:

   Numerator for basic and diluted net income (loss)
     per share - net income (loss)                          $ 2,418,553       $ (1,369,196)
                                                         ----------------  ----------------

Denominator:

   Denominator for basic net income (loss) per share -
     weighted average common shares                          12,109,771         12,328,754


   Effect of dilutive securities:

     Stock options                                              227,936              --

                                                         ----------------  ----------------

   Denominator for diluted net income (loss) per share       12,337,707        12,328,754
                                                         ----------------  ----------------

Basic net income (loss) per share                              $   0.20         $   (0.11)
                                                         ================  ================

Diluted net income (loss) per share                            $   0.20         $   (0.11)
                                                         ================  ================


4.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), in general, refers to the total change in equity during a period except those changes that result from investments by owners and distributions to owners. Comprehensive income (loss) includes net income as well as other comprehensive loss components comprised of certain revenues, expenses, gains and losses that under generally accepted accounting principles are reflected in shareholders' equity but excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive income (loss), (specifically, accumulated foreign currency translation adjustments and unrealized losses on available-for-sale securities) from the other components of shareholders' equity in the accompanying condensed consolidated balance sheets.

Comprehensive income (loss) for the three month period ended March 31, 2000 and 1999, is detailed below:


                                                             Three months ended
                                                                  March 31,
                                                     ------------------------------------
                                                           2000               1999
                                                     -----------------   ----------------
   Net income (loss)                                     $ 2,418,553       $ (1,369,196)
   Other comprehensive loss:
       Foreign currency translation adjustments             (648,218)           (37,284)
       Unrealized loss on available-for-
          sale securities                                       (892)              --
                                                     -----------------   ----------------
       Comprehensive income (loss)                       $ 1,769,443       $ (1,406,480)
                                                     =================   ================


5.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company identifies its business segments based on management responsibility using a combination of products and geographic factors. The Company has two reportable segments: Mackie Designs, Inc. and its Italian subsidiary, RCF. The Mackie segment offers audio mixers and other professional audio equipment. The RCF segment offers loudspeakers, loudspeaker components and Mackie product offerings through its subsidiaries. A summary of key financial data by segment is as follows:


                                                                                           Elimination of
                                                                                            intercompany
                                                            Mackie             RCF             amounts           Total
                                                       ----------------- ---------------- ------------------ --------------
                                                                                  (in thousands)
  Three months ended March 31, 2000:
     Net sales, to external customers                         $ 26,810         $ 17,729          $    --          $44,539
     Net sales, intersegment                                     3,723            1,880              (5,603)         --
     Operating income                                            3,695            1,356                (637)        4,414
     Interest income                                               423               94                (321)          196
     Interest expense                                             (195)            (772)                321          (646)
     Depreciation and amortization                               1,310              539               --            1,849
     Income taxes                                                  618              946               --            1,564
     Purchases of property, plant and equipment                    408              206               --              614
     Total property, plant and equipment, net                    7,812           11,104               --           18,916
     Total assets                                               79,254           71,120             (26,940)      123,434



  Three months ended March 31, 1999:
     Net sales, to external customers                         $ 18,696         $ 12,928          $    --          $31,624
     Net sales, intersegment                                     1,855              648              (2,503)         --
     Operating loss                                               (406)            (332)               (125)         (863)
     Interest income                                               405               93                (321)          177
     Interest expense                                             (367)            (808)                321          (854)
     Depreciation and amortization                               1,102              497               --            1,599
     Income taxes                                                 (110)            (166)              --             (276)
     Purchases of property, plant and equipment                    206              623               --              829
     Total property, plant and equipment, net                   10,388           13,121               --           23,509
     Total assets                                               71,183           64,275             (18,031)      117,427


6.    SUBSEQUENT EVENT

In April 2000, the Company acquired Eastern Acoustic Works, Inc. (EAW). EAW is recognized as the worldwide technological and market leader in the design and manufacture of high-performance professional loudspeaker systems and is based in Whitinsville, Massachusetts. The Company purchased all of the outstanding shares of EAW for approximately $18.0 million using internal cash and investments of approximately $6.0 million and long-term debt of approximately $12.0 million. The transaction will be accounted for under the purchase method of accounting. Goodwill on the transaction is estimated to be approximately $13.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding future results of operations and financial position, the Company's ability to develop and introduce new products, the Company's ability to manage its rapid growth, its ability to integrate the operations of RCF, the assessment of the Company's Year 2000 and Euro compliance exposures and completion of remediation efforts, and any other guidance on future periods are forward-looking statements. The following discussions describe some, but not all, of the factors that could cause the actual results to differ materially from the forward-looking statements including, among others, the following: international, national and local general economic and market conditions; the size and growth of the professional audio equipment market; competition with other marketers, distributors and sellers of professional audio equipment; the Company's ability to develop and introduce new products; the Company's ability to sustain, manage or forecast its growth and inventories, the Company's ability to integrate the operations of companies acquired; the Company's ability to secure and protect trademarks, patents, and other intellectual property; the performance and reliability of the Company's products; customer service; the loss of significant customers or suppliers; dependence on distributors; management of increased costs of freight and transportation; the Company's ability to meet delivery deadlines; general risks associated with doing business in foreign countries, including, without limitation, import duties, tariffs, foreign currency fluctuations, political and economic instability; changes in government regulations; its ability to attract and retain qualified employees; liability and other claims asserted against the Company; and other factors referenced or incorporated by reference in this report and other reports. The risks included here are not exhaustive. The Company operates in a very competitive environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

The Company's gross margins are affected by its international sales. Typically, gross margins from exported products by Mackie are lower than from those sold in the U.S. due to discounts offered to its international distributors. RCF does not offer discounts to its distributors. The discounts offered by Mackie are given because the international distributor typically incurs certain expenses, including technical support, product service and in-country advertising, that the Company normally incurs for domestic sales. The Company offered its international distributors a weighted-average discount of approximately 3.7% in the first three months of 2000 and 4.5% for the full year of 1999. The decrease in discounts is attributable to the Company's shift to a captive distribution model in the first half of 1999. No discounts are offered by the subsidiaries whereas the Company's former third party distributors were granted discounts. Sales outside the U.S. represented approximately 48% of the Company's net sales in the first three months of 2000 and 49% for the full year of 1999.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 AS COMPARED WITH QUARTER ENDED MARCH 31, 1999

Net sales increased 40.8% to $44.5 million in the first quarter of 2000 from $31.6 million in the first quarter of 1999. The increase was primarily attributable to strong revenue growth in both the RCF and Mackie segments. The Company shifted to a captive distribution model in Europe during the first half of 1999 and is starting to see the positive impact of the shift. New product offerings in the compact, powered and hybrid mixer areas as well as speakers accounted for most of the growth. There was also growth in the digital arena over the first quarter of 1999. Sales outside the U.S. increased slightly to 48% of the Company's total net sales in the first quarter of 2000 from 47% in the first quarter of 1999.

Gross margin increased to 36.6% in the first quarter of 2000 from 34.4% in the first quarter of 1999. This increase was primarily due to higher margins across most of the Company's product lines. Many new products were introduced in 1999 and the Company has begun to realize manufacturing efficiencies as it improves its manufacturing processes.

Selling, general and administrative (SG&A) expenses increased to $10.0 million in the first quarter of 2000 from $9.9 million in the corresponding period of 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 22.4% in the first quarter of 2000 from 31.3% in the corresponding period of 1999. The decline in the percentage is primarily related to higher product introduction costs as well as higher promotional freight expenses in the first quarter of 1999 as compared to the same period in 2000.

Research and development (R&D) expenses increased to $1.9 million in the first quarter of 2000 from $1.8 million in the corresponding period of 1999. As a percentage of net sales, these expenses decreased to 4.4% in the first quarter of 2000 from 5.8% in the corresponding period of 1999. The decline in the percentage is due to the large increase in sales in conjunction with a level R&D spending amount.

Interest income increased to $196,000 in the first quarter of 2000 compared with $177,000 in the first quarter of 1999 due to an increase in cash during the corresponding periods. Interest expense decreased to $646,000 in the first quarter of 2000 from $854,000 in the corresponding period of 1999. The decrease was primarily attributable to lower long-term debt balances.

Income tax expense for the first quarter of 2000 was $1.6 million representing an overall effective rate of 39.3% compared to a benefit of $0.3 million and 16.8% for the same period of 1999. The increase in the effective tax rate was primarily attributable to foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2000, the Company's operating activities generated cash of $2.0 million. Net cash generated by operating activities in the first three months of 2000 was primarily attributable to net income and increases in accounts payable and accrued expenses, offset by increases in accounts receivable and inventory. Net cash provided by investing activities totaled $0.7 million in the first three months of 2000, due principally to maturities of available-for-sale securities offset partially by purchases of available-for-sale securities and property, plant and equipment. Net cash provided by financing activities in the first three months of 2000 was $0.8 million, due principally to proceeds from short-term borrowings and long-term debt offset partially by payments on long-term debt.

In June 1998, the Company entered into a credit agreement with a bank to provide certain credit facilities to the Company, including a $12.8 million loan for the acquisition of RCF of which $10.5 million was outstanding at March 31, 2000. The loan, which is secured by all of the Company's assets, bears interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. Interest on the loan is payable monthly. Principal is payable on September 30 of each year from 1999 in installments equal to 1/7 of the amount borrowed. All outstanding principal and interest amounts are due on September 30, 2003. The agreement also provides a $5.0 million unsecured line of credit to finance any unexpected working capital needs. The line of credit bears interest at the same rate as the acquisition loan. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility, such as interest rate, repayment period and collateral, are determined at the time advances are made to the Company. At March 31, 2000, there were no outstanding balances on any of these credit lines. These credit facilities (excluding the acquisition loan) expire April 30, 2001. Under the terms of the credit agreement, the Company must maintain certain financial ratios and tangible net worth. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit of $10.0 million. The Company was in compliance with all covenants at March 31, 2000.

The Company also has agreements with several banks in Italy that provide short-term credit facilities totaling approximately $20 million. At March 31, 2000, there was approximately $19.6 million outstanding under these facilities. The majority of these credit facilities are secured by RCF's receivables. Interest rates on these credit facilities range from 3.6% to 11.2%.

RCF also has various long-term loans outstanding at March 31, 2000, totaling approximately $7.8 million, which bear interest at rates from .9% to 8.8%. These loans, certain of which are secured by specific assets of RCF, mature at varying dates up to 2007.

In April 2000, the Company took out long-term debt of approximately $12.0 million in connection with the acquisition of EAW (see Note 6 of Notes to Condensed Consolidated Financial Statements and Form 8K filed in April 2000). The Company expects that cash generated from operations and through its credit facilities will be sufficient to meet its cash requirements for the upcoming year.

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

EURO CONVERSION

European business systems are being forced to handle currencies in a new way with the introduction of the Euro. RCF's computer system does not support the Euro, and reprogramming the system is not an economically viable option. Although the date for mandatory Euro compliance is January 1, 2002, it is believed that the existing system could only be utilized until mid-2001 after which time the effort to run a non-compliant system will be prohibitively high. The Company plans to replace all computer systems with a single system worldwide. This system will be Euro compliant and is scheduled to be in place in Italy prior to mid-2001. The cost of this system is preliminarily estimated to be in the range of three to six million dollars.

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

In March 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101A. SAB 101A delays the effective date of SAB 101, "Revenue Recognition in Financial Statements," to the second quarter for fiscal years beginning between December 15, 1999 and March 16, 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company will adopt the provisions of SAB 101 in the second quarter of 2000 and anticipates that such adoptions will not have a material impact on the Company's consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB 25) and is effective July 1, 2000. FIN 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company does not expect the adoption of FIN 44 to have a material impact on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company did not have any derivative financial instruments as of March 31, 2000. However, the Company is exposed to interest rate risk. The Company's interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company's cash equivalents and available-for-sale securities as well as interest paid on debt.

At March 31, 2000, the Company had cash and cash equivalents, available-for-sale securities and bonds of $16.6 million and short-term borrowings of $19.6 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would not have a material impact on the Company's earnings for the quarter.

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

FOREIGN CURRENCY RISK

The Company operates subsidiaries in Italy, the United Kingdom, Germany, France, the Netherlands and China. The Company's business and financial condition are, therefore, sensitive to currency exchange rates or any other restrictions imposed on their currencies. Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. Dollar amounts at average rates during the period. The Company does not employ any derivative based hedging strategies, however, it has a significant natural hedge in the form of Italian based manufacturing and European based operating, interest and tax expenses.

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% increase in the value of the U.S. Dollar, throughout the three month period ended March 31, 2000, would have had the effect of reducing net income approximately $0.4 million.

 PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     In February 2000, Mr. Corey D. Rivers stepped down as Vice President of Manufacturing. Mr. Rivers continues to be employed by the Company in a consulting role. Mr. Macdonald J. Madden was promoted to Vice President Manufacturing in February 2000, filling the vacant position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         EXHIBIT NO.                DESCRIPTION

         *27                        Financial Data Schedule

     *FILED HEREWITH

     (b) REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MACKIE DESIGNS INC.
                                     -------------------------------------------
                                     (Registrant)

Dated:  May 15, 2000            By:  /s/ William A. Garrard
                                     -------------------------------------------
                                     William A. Garrard
                                     VICE PRESIDENT, FINANCE AND CHIEF
                                     FINANCIAL OFFICER
                                     (Principal Financial and Accounting
                                     Officer)