Form 10-Q
period 2000-06-30
MACKIE DESIGNS INC
filed 2000-08-14
CIK 946815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________ to _____________________

Commission File Number:  0-26524

                               MACKIE DESIGNS INC.
             (Exact name of registrant as specified in its charter)

       Washington                                               91-1432133
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                          Identification No.)

16220 WOOD-RED ROAD, N.E., WOODINVILLE, WASHINGTON                98072
(Address of principal executive offices)                        (Zip Code)

                                 (425) 487-4333
              (Registrant's telephone number, including area code)

_______________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                  12,232,758
--------------------------                        ----------------------------
        Class                                      Number of Shares Outstanding
                                                      (as of August 3, 2000)

                               MACKIE DESIGNS INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed consolidated balance sheets - June 30, 2000 and December 31, 1999

           Condensed consolidated statements of operations - Three and six months ended June 30,
             2000 and 1999

           Condensed consolidated statements of cash flows - Six months ended June 30, 2000 and
             1999

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

  Item 3.  Defaults Upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MACKIE DESIGNS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  June 30,           December 31,
                                                                                    2000                 2000
                                                                                ------------        -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $  3,670,870        $  4,629,234
  Available-for-sale securities                                                    2,958,322           6,328,146
  Accounts receivable, net                                                        40,556,965          31,679,300
  Inventories                                                                     53,595,857          39,678,922
  Prepaid expenses and other current assets                                        2,031,295           1,832,411
  Deferred income taxes                                                            3,357,377           2,488,666
                                                                                ------------        ------------
       Total current assets                                                      106,170,686          86,636,679

Property, plant and equipment, net                                                22,420,006          20,501,755
Bonds                                                                              3,804,051           3,902,473
Other assets, net                                                                  1,742,495           2,491,247
Intangible assets, net                                                            25,136,099           7,321,725
                                                                                ------------        ------------

Total assets                                                                    $159,273,337        $120,853,879
                                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                         $ 23,188,178        $ 16,009,408
  Accounts payable                                                                22,808,456          16,142,548
  Accrued expenses                                                                10,878,574           8,257,304
  Income taxes payable                                                             1,511,752           2,009,952
  Current portion of long-term debt                                                5,292,223           6,959,779
                                                                                ------------        ------------
       Total current liabilities                                                  63,679,183          49,378,991

Long-term debt, excluding current portion                                         32,633,442          15,664,662
Employee and other liabilities                                                     3,344,430           3,778,149
Deferred income taxes                                                              4,938,849           1,725,095
Other deferred items                                                                 162,500              --

Shareholders' equity:
  Common stock                                                                    26,163,606          25,802,401
  Retained earnings                                                               30,323,896          25,658,852
  Accumulated other comprehensive loss                                            (1,972,569)         (1,154,271)
                                                                                ------------        ------------
       Total shareholders' equity                                                 54,514,933          50,306,982
                                                                                ------------        ------------

Total liabilities and shareholders' equity                                      $159,273,337        $120,853,879
                                                                                ============        ============

SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three months ended                     Six months ended
                                                           June 30,                              June 30,
                                              --------------------------------------------------------------------------
                                                   2000                1999                2000                1999
                                              ------------         ------------       -------------        ------------
Net sales                                     $ 56,068,880         $ 39,255,560       $ 100,607,956        $ 70,879,772
Cost of goods sold                              34,503,710           24,710,843          62,729,714          45,465,849
                                              ------------         ------------       -------------        ------------
Gross profit                                    21,565,170           14,544,717          37,878,242          25,413,923

Operating expenses:
  Selling, general and administrative           13,914,810           10,479,560          23,875,214          20,383,699
  Research and development                       2,773,927            1,649,959           4,713,015           3,477,967
                                              ------------         ------------       -------------        ------------
       Total operating expenses                 16,688,737           12,129,519          28,588,229          23,861,666
                                              ------------         ------------       -------------        ------------
Operating income                                 4,876,433            2,415,198           9,290,013           1,552,257


Interest income                                    146,881              186,088             342,858             362,622
Interest expense                                (1,105,801)            (638,562)         (1,752,236)         (1,492,194)
Other expense, net                                 (55,836)            (227,829)            (36,630)           (332,594)
                                              ------------         ------------       -------------        ------------
Income before income taxes                       3,861,677            1,734,895           7,844,005              90,091

Income taxes                                     1,615,187              613,859           3,178,961             338,251
                                              ------------         ------------       -------------        ------------

Net income (loss)                             $  2,246,490         $  1,121,036       $   4,665,044        $   (248,160)
                                              ============         =============      =============        ============

Basic net income (loss) per share             $       0.19         $       0.09       $        0.38        $      (0.02)
                                              ============         =============      =============        ============

Diluted net income (loss) per share           $       0.17         $       0.09       $        0.37        $      (0.02)
                                              ============         =============      =============        ============

Basic weighted average shares outstanding       12,131,218           12,249,613          12,120,495          12,288,965
                                              ============         =============      =============        ============

Diluted weighted average shares outstanding     12,900,599           12,249,613          12,619,153          12,288,965
                                              ============         =============      =============        ============

SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                     --------------------------------
                                                                                         2000                 1999
                                                                                     -----------          -----------
OPERATING ACTIVITIES
  Net income (loss)                                                                  $ 4,665,044          $  (248,160)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                    3,890,644            2,872,349
      Amortization of deferred stock compensation                                        149,750                   --
      Deferred income taxes                                                            1,056,714             (192,168)
      Changes in operating assets and liabilities net of EAW acquisition:
        Accounts receivable                                                           (4,325,686)            (729,356)
        Inventories                                                                   (7,602,748)             871,002
        Prepaid expenses and other current assets                                        813,495             (135,700)
        Other assets                                                                    (709,120)          (1,387,672)
        Accounts payable and accrued expenses                                          3,437,768            1,209,872
        Income taxes payable                                                            (417,424)            (474,204)
        Other long term liabilities                                                     (237,065)            (342,487)
                                                                                     -----------          -----------
      Cash provided by operating activities                                              721,372            1,443,476

INVESTING ACTIVITIES
  Acquisition of business, net of cash acquired                                      (19,645,915)                  --
  Purchases of available-for-sale securities                                          (2,066,372)          (3,794,722)
  Proceeds from maturities of available-for-sale securities                            5,240,120            3,460,000
  Purchases of property, plant and equipment                                          (2,590,031)          (1,655,631)
                                                                                     -----------          -----------
      Cash used by investing activities                                              (19,062,198)          (1,990,353)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                                        18,200,182                   --
  Payments on long-term debt                                                          (4,930,741)            (253,900)
  Net proceeds on bank line of credit and short-term borrowings                        4,282,035            3,011,678
  Repurchase and retirement of common stock                                                   --             (887,546)
  Proceeds from the exercise of stock options                                            211,455                8,325
                                                                                     -----------          -----------
      Cash provided by financing activities                                           17,762,931            1,878,557

Effect of exchange rate changes on cash                                                 (380,469)           2,262,328
                                                                                     -----------          -----------

Increase (decrease) in cash and cash equivalents                                        (958,364)           3,594,008

Cash and cash equivalents at beginning of period                                       4,629,234              123,611
                                                                                     -----------          -----------

Cash and cash equivalents at end of period                                           $ 3,670,870          $ 3,717,619
                                                                                     ===========          ===========

SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes                                                           $ 3,020,214            $ 912,000
                                                                                     ===========          ===========
Cash paid for interest                                                               $ 1,765,074          $ 1,405,000
                                                                                     ===========          ===========

SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

2.   ACQUISITION

In April 2000, the Company acquired 100% of the capital stock of Eastern Acoustic Works, Inc. (EAW). EAW is a manufacturer of audio speakers based in Whitinsville, Massachusetts. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price, plus related acquisition costs, was approximately $19.6 million. The excess of the purchase price over the fair value of net tangible assets acquired approximating $18.7 million, is included in intangible assets. A total of $8.2 million of the purchase consideration was specifically allocated to identifiable intangible assets, including developed technology ($5.2 million), assembled workforce ($1.6 million), and trademark ($1.4 million). The remaining $10.5 million is Goodwill. Goodwill, developed technology and trademark are being amortized on the straight line method over 20 years, while the assembled workforce is being amortized on the straight line method over 5 years. The Company is still refining its purchase price allocation and there could be some adjustments in the future. The results of EAW have been included in the Company's consolidated results of operations from the date of acquisition.

The following table presents unaudited pro forma consolidated financial information for the six-month periods ended June 30, 2000 and 1999 as if the acquisition of EAW had occurred on January 1 of those years:


IN THOUSANDS, EXCEPT PER SHARE DATA          SIX MONTHS ENDED JUNE 30,
                                                2000           1999
                                             ----------      ---------
Revenue                                      $ 110,590       $ 90,820
Net income (loss)                            $   4,114       $   (698)
Diluted income (loss) per share              $    0.32       $  (0.06)

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

3.   INVENTORIES

Inventories consisted of the following:


                                                                             June 30,          December 31,
                                                                               2000                1999
                                                                           ------------        ------------
           Raw materials                                                   $ 23,102,054        $ 16,499,299
           Work in process                                                    7,070,035           4,845,789
           Finished goods                                                    23,423,768          18,333,834
                                                                           ------------        ------------
                                                                           $ 53,595,857        $ 39,678,922
                                                                           ============        ============

4.   NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes the effect of potential dilutive common shares outstanding, consisting of stock options using the treasury stock method. The denominators of the diluted net income (loss) per share calculations exclude the effect of unexercised stock options representing the potential rights to 300,000 and 3,415,550 shares for the second quarters of 2000 and 1999, respectively, as well as 975,175 and 3,415,550 shares for the first six months of 2000 and 1999, respectively, as including the effect of such instruments would be antidilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations on a quarter and year-to-date basis for 2000 and 1999.

                                                                 Three months ended                   Six months ended
                                                                        June 30,                           June 30,
                                                          -------------------------------      -----------------------------
                                                             2000                1999              2000              1999
                                                          -----------         -----------      -----------        ----------
Numerator:
  Numerator for basic and diluted net income
    (loss) per share - net income (loss)                  $ 2,246,490         $ 1,121,036      $ 4,665,044        $ (248,160)
                                                          -----------         -----------      -----------        ----------

Denominator:
  Denominator for basic net income (loss) per share -
    weighted average common shares                         12,131,218          12,249,613       12,120,495        12,288,965

  Effect of dilutive securities:
    Stock options                                             769,381              --              498,658             --
                                                          -----------         -----------      -----------        ----------

  Denominator for diluted net income (loss) per share      12,900,599          12,249,613       12,619,153        12,288,965
                                                          -----------         -----------      -----------        ----------

Basic net income (loss) per share                         $      0.19         $      0.09      $      0.38       $     (0.02)
                                                          ===========         ===========      ===========       ===========

Diluted net income (loss) per share                       $     0.17          $     0.09       $      0.37       $     (0.02)
                                                          ===========         ===========      ===========       ===========

5.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), in general, refers to the total change in equity during a period except those changes that result from investments by owners and distributions to owners. Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss) components comprised of certain revenues, expenses, gains and losses that under generally accepted accounting principles are reflected in shareholders' equity but excluded from the determination of net income (loss). The Company has segregated the total accumulated other comprehensive income (loss), (specifically, accumulated foreign currency translation adjustments and unrealized income (losses) on available-for-sale securities) from the other components of shareholders' equity in the accompanying condensed consolidated balance sheets.

Comprehensive income (loss) for the three and six month periods ended June 30, 2000 and 1999, is detailed below:

                                                                 Three months ended                     Six months ended
                                                                        June 30,                              June 30,
                                                          -------------------------------      -----------------------------
                                                             2000                1999              2000              1999
                                                          -----------         -----------      -----------        ----------
Net income (loss)                                         $ 2,246,490         $ 1,121,036      $ 4,665,044        $ (248,160)
Other comprehensive income (loss):
  Foreign currency translation adjustments                   (173,892)           (466,061)        (822,110)         (503,345)
  Unrealized gain (loss) on available-for
    Sale securities                                             4,704              (8,596)           3,812            (8,596)
                                                          -----------         -----------      -----------        -----------
  Comprehensive income (loss)                             $ 2,077,302         $   646,379      $ 3,846,746        $ (760,101)
                                                          ===========         ===========      ===========        ===========

6.   SEGMENT INFORMATION

The Company identifies its business segments based on management responsibility using a combination of products and geographic factors. The Company has three reportable segments: Mackie Designs, Inc., its Italian subsidiary, Radio Cine Forniture (RCF) S.p.A. ("RCF"), and its U.S. subsidiary, Eastern Acoustic Works, Inc. ("EAW"). The Mackie segment offers audio mixers and other professional audio equipment. The RCF segment offers loudspeakers, loudspeaker components and Mackie product offerings through its subsidiaries. The EAW segment offers loudspeakers targeted at the high-end of the installed and touring sound markets. A summary of key financial data by segment is as follows:


                                                                                                 Elimination of
                                                                                                  intercompany
                                                   Mackie             RCF             EAW            amounts          Total
                                                  --------------------------------------------------------------------------
                                                                       (in thousands)
THREE MONTHS ENDED JUNE 30, 2000:
  Net sales, to external customers                $ 27,025         $ 17,741        $ 11,303         $      --       $ 56,069
  Net sales, intersegment                            3,344            7,306            567            (11,217)            --
  Operating income (loss)                            3,723            1,737           (136)              (448)         4,876
  Interest income                                      763               77             --               (693)           147
  Interest expense                                    (362)           (818)          (619)                693         (1,106)
  Depreciation and amortization                        953              594            644                 --          2,191
  Income taxes                                       1,026              944          (355)                 --          1,615
  Purchases of property, plant & equipment           1,190              444            342                 --          1.976
  Total property, plant & equipment, net             8,017           11,024          3,379                 --         22,420
  Total assets                                     106,768           74,359         27,605            (49,459)       159,273

THREE MONTHS ENDED JUNE 30, 1999:
  Net sales, to external customers                $ 24,409         $ 14,847        $    --          $      --       $ 39,256
  Net sales, intersegment                            1,762            3,500             --             (5,262)            --
  Operating income                                   2,519              379             --               (483)         2,415
  Interest income                                      417               90             --               (321)           186
  Interest expense                                    (284)           (676)             --                321           (639)
  Depreciation and amortization                        792              481             --                 --          1,273
  Income taxes                                         628              (14)            --                 --            614
  Purchases of property, plant & equipment             433              393             --                 --            826
  Total property, plant & equipment, net            10,111           12,507             --                 --         22,618
  Total assets                                      73,401           62,593             --            (19,772)       116,222

SIX MONTHS ENDED JUNE 30, 2000:
  Net sales to external customers                 $ 53,835         $ 35,470        $11,303          $      --       $100,608
  Net sales, intersegment                            7,067            9,186            567            (16,820)            --
  Operating income (loss)                            7,418            3,093           (136)            (1,085)         9,290
  Interest income                                    1,186              171             --             (1,014)           343
  Interest expense                                    (557)          (1,590)          (619)             1,014         (1,752)






  Depreciation and amortization                      2,263            1,133            644                 --          4,040
  Income taxes                                       1,644            1,890           (355)                --           3,179
  Purchases of property, plant & equipment           1,598              650            342                 --           2,590

SIX MONTHS ENDED JUNE 30, 1999:
  Net sales to external customers                 $ 43,105         $ 27,775        $    --          $      --       $  70,880
  Net sales, intersegment                            3,617            4,148             --             (7,765)             --
  Operating income                                   2,113               47             --               (608)          1,552
  Interest income                                      822              183             --               (642)            363
  Interest expense                                    (651)          (1,483)            --                642          (1,492)
  Depreciation and amortization                      1,894              978             --                 --           2,872
  Income taxes                                         518             (180)            --                 --             338
  Purchases of property plant & equipment              640            1,016             --                 --           1,656

7.   CONTINGENCY

EAW has subrogated claims asserted against it from insurance companies who paid claims made by EAW's landlord and other tenants in the building who were affected by a fire started by a loaned employee in a portion of the building occupied by EAW in 1996. The insurance company for the landlord alleges that EAW is liable for up to $2.1 million for damages to the building. The Company believes that these losses are not attributable to it under Massachusetts law. The Company is vigorously defending these claims. The claims of the other tenants have been covered by EAW's insurance carrier. The ultimate resolution of this matter is not known at this time. No provision has been made in the Company's consolidated financial statements related to these claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding future results of operations and financial position, the Company's ability to develop and introduce new products, the Company's ability to manage its rapid growth, its ability to integrate the operations of RCF and EAW, the assessment of the Company's Year 2000 and Euro compliance exposures and completion of remediation efforts, and any other guidance on future periods are forward-looking statements. The following discussions describe some, but not all, of the factors that could cause the actual results to differ materially from the forward-looking statements including, among others, the following: international, national and local general economic and market conditions; the size and growth of the professional audio equipment market; competition with other marketers, distributors and sellers of professional audio equipment; the Company's ability to develop and introduce new products; the Company's ability to sustain, manage or forecast its growth and inventories, the Company's ability to integrate the operations of companies acquired; the Company's ability to secure and protect trademarks, patents, and other intellectual property; the performance and reliability of the Company's products; customer service; the loss of significant customers or suppliers; dependence on distributors; management of increased costs of freight and transportation; the Company's ability to meet delivery deadlines; general risks associated with doing business in foreign countries, including, without limitation, import duties, tariffs, foreign currency fluctuations, political and economic instability; changes in government regulations; its ability to attract and retain qualified employees; liability and other claims asserted against the Company; and other factors referenced or incorporated by reference in this report and other reports. The risks included here are not exhaustive. The Company operates in a very competitive environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

The Company derives its operating revenue from worldwide sales of audio mixers, speakers and other professional audio equipment. Sales outside the U.S. account for a significant portion of the Company's total sales. International sales volumes originating from the United States have historically been affected by foreign currency fluctuations relative to the U.S. Dollar. When weaknesses of local currencies have made the Company's products more expensive, sales in those countries have declined.

The Company's gross margins are affected by its international sales. Typically, gross margins from exported products by Mackie are lower than those sold in the U.S. due to discounts offered to its international distributors. Neither RCF nor EAW offer discounts to their distributors. The discounts offered by Mackie are given because the international distributor typically incurs certain expenses, including technical support, product service and in-country advertising, that the Company normally incurs for domestic sales. The Company offered its international distributors a weighted-average discount of approximately 3% in the first six months of 2000 and 4.6% for the corresponding period in 1999. The decrease in discounts is attributable to the Company's shift to a captive distribution model in the first half of 1999. No discounts are offered by the international subsidiaries whereas the Company's former third party distributors were granted discounts. Sales outside the U.S. represented approximately 44% of the Company's net sales in the first six months of 2000 and 49% for the corresponding period of 1999.

The Company's gross margins are also affected by the purchase of some components outside of the U.S. and Italy. As a result of fluctuations in the value of local currencies relative to the U.S. Dollar and the Italian Lira, some of the Company's international component suppliers have changed prices and may further change prices. The Company currently does not employ any formal foreign exchange hedging strategies, but may do so in the future.

The Company's gross margins have fluctuated from time to time due primarily to inefficiencies related to the introduction and manufacturing of new products and inefficiencies associated with integrating new equipment into the Company's manufacturing processes. Historically, fluctuations have also resulted from varying prices of components and competitive pressures.

The Company's gross margin was affected in the second quarter of 2000 by a one-time write-up to inventory at EAW related to the acquisition. Purchase accounting requires an adjustment to opening inventory of the acquired company. The Company recorded a $0.5 million write up to inventory, all of which was recognized as cost of sales the second quarter of 2000.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 AS COMPARED WITH QUARTER ENDED JUNE 30, 1999

Net sales increased 42.8% to $56.1 million in the second quarter of 2000 from $39.3 million in the second quarter of 1999. Of the $16.8 million increase, $11.3 million was attributable to the addition of EAW. New product offerings in the compact and hybrid mixer product families as well as the speaker product family accounted for the remainder of the growth. Sales outside the U.S. decreased to 40.5% of the Company's total net sales in the second quarter of 2000 from 50% in the second quarter of 1999. The decrease was due mainly to the inclusion of sales by EAW whose sales outside of the U.S. comprised only 28.5% of its total net sales for the second quarter of 2000.

Gross margin increased to 38.5% in the second quarter of 2000 from 37.1% in the second quarter of 1999. This increase was primarily due to higher margins in the digital, mixer and speaker product families. Some of these products were introduced in 1999 and the Company has begun to realize manufacturing efficiencies as it improves its manufacturing processes.

Selling, general and administrative expenses increased to $13.9 million in the second quarter of 2000 from $10.5 million in the corresponding period of 1999. The increase was primarily attributable to the inclusion of EAW, which added $3.7 million to these expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 24.8% in the second quarter of 2000 from 26.7% in the corresponding period of 1999. The decline in the percentage is primarily attributable to higher sales in relation to SG&A costs.

Research and development (R&D) expenses increased to $2.8 million in the second quarter of 2000 from $1.7 million in the corresponding period of 1999. The increase was primarily attributable to the inclusion of EAW, which added $0.7 million to these expenses. As a percentage of net sales, these expenses increased to 4.9% in the second quarter of 2000 from 4.2% in the corresponding period of 1999. The increase in the percentage is largely due to the inclusion of EAW. EAW has a higher R&D spending rate in comparison to Mackie or RCF due to the fact that many of its products are customized for specific job specifications.

Interest income decreased to $0.1 million in the second quarter of 2000 compared with $0.2 million in the second quarter of 1999 due to a decrease in invested cash during the corresponding periods. Interest expense increased to $1.1 million in the second quarter of 2000 from $0.6 million in the corresponding period of 1999. The increase was primarily attributable to the increase in borrowings due to the purchase of EAW.

Income tax expense for the second quarter of 2000 was $1.6 million representing an overall effective rate of 41.8% compared to a tax of $0.6 million and 35.4% for the same period of 1999. The increase in the effective tax rate was primarily attributable to foreign operations.

SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

Net sales increased 41.9% to $100.6 million in the first six months of 2000 from $70.9 million in the first six months of 1999. Of the $29.7 million increase, $11.3 million was attributable to the addition of EAW. New product offerings in the mixer and speaker product families accounted for $12.7 million of the growth. There was also $1.7 million in growth in the digital product family over the first six months of 1999. Sales outside the U.S. decreased to 44% of the Company's total net sales in the first six months of 2000 from 49% in the first six months of 1999. The decrease was due mainly to the inclusion of sales by EAW whose sales outside of the U.S. comprised only 28.5% of its total net sales for the second quarter of 2000.

Gross margin increased to 37.6% in the first six months of 2000 from 35.9% in the first six months of 1999. This increase was primarily due to higher margins in the digital, mixer, and speaker product families. Some of these products were introduced in 1999 and the Company has begun to realize manufacturing efficiencies as it improves its manufacturing processes.

Selling, general and administrative (SG&A) expenses increased to $23.9 million in the first six months of 2000 from $20.4 million in the corresponding period of 1999. The inclusion of EAW added $3.7 million to these expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 23.7% in the first six months of 2000 from 28.8% in the corresponding period of 1999. The decline in the percentage is primarily attributable to higher sales in relation to SG&A costs.

Research and development expenses increased to $4.7 million in the first six months of 2000 from $3.5 million in the corresponding period of 1999. The inclusion of EAW added $0.7 million to these expenses. As a percentage of net sales, these expenses decreased to 4.7% in the first six months of 2000 from 4.9% in the corresponding period of 1999.

Interest income decreased to $0.3 million in the first six months of 2000 compared with $0.4 million in the first six months of 1999 due to a decrease in invested cash during the corresponding periods. Interest expense increased to $1.8 million in the first six months of 2000 from $1.5 million in the corresponding period of 1999. The increase was primarily attributable to the increase in borrowings due to the purchase of EAW.

Income tax expense for the first six months of 2000 was $3.2 million representing an overall effective rate of 40.5% compared to a tax of $0.3 million for the same period of 1999. The Company incurred significant tax expense compared to pre-tax income for the first six months of 1999 due to its inability to take income tax benefits for losses incurred by certain subsidiaries of RCF and because certain taxes in Italy are not based solely on pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2000, the Company's operating activities generated cash of $0.7 million. Net cash generated by operating activities in the first six months of 2000 was primarily attributable to net income and increases in accounts payable and accrued expenses, offset by increases in accounts receivable and inventory. Net cash used by investing activities totaled $19.1 million in the first six months of 2000, due principally to the purchase of EAW. Net cash provided by financing activities in the first six months of 2000 was $17.8 million, due principally to proceeds from short-term borrowings and long-term debt offset partially by payments on long-term debt.

In June 1998, the Company entered into a credit agreement with a bank to provide certain credit facilities to the Company, including a $12.8 million loan for the acquisition of RCF of which $10.5 million was outstanding at June 30, 2000. The loan, which is secured by all of the Company's assets, bears interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. Interest on the loan is payable monthly. Principal is payable on September 30 of each year in installments equal to 1/7 of the amount borrowed. All outstanding principal and interest amounts are due on September 30, 2003. The agreement also provides a $5.0 million unsecured line of credit to finance any unexpected working capital needs. The line of credit bears interest at the same rate as the acquisition loan. The agreement also provides a $2.5 million credit facility for capital equipment purchases or general corporate purposes. Certain terms under this facility, such as interest rate, repayment period and collateral, are determined at the time advances are made to the Company. At June 30, 2000, there was $1.6 million outstanding on the line of credit, as well as a $1.5 million guarantee on debt of RCF, leaving an available balance on the line of $1.9 million. These credit facilities (excluding the acquisition loan) expire April 30, 2002. Under the terms of the credit agreement, the Company must maintain certain financial ratios and tangible net worth. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit of $10.0 million. The Company was in compliance with all covenants at June 30, 2000.

RCF also has agreements with several banks in Italy that provide short-term credit facilities totaling approximately $22 million. At June 30, 2000, there was approximately $21.6 million outstanding under these facilities. The majority of these credit facilities are secured by RCF's receivables. Interest rates on these credit facilities range from 4.3% to 11.9%.

RCF also has various long-term loans outstanding at June 30, 2000, totaling approximately $7.9 million, which bear interest at rates from .9% to 8.8%. These loans, certain of which are secured by specific assets of RCF, mature at varying dates up to 2007.

In April 2000, the Company borrowed long-term debt of $19.0 million in connection with the acquisition of EAW (see Note 2 of Notes to Condensed Consolidated Financial Statements and Form 8-K filed April 21, 2000). The Company also paid off approximately $5.8 million of EAW's existing debt. Funding for this pay down came from cash and investments. The loan, which is an amendment to the June 1998 credit agreement, is also secured by all of the Company's assets, bears interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. Interest on the loan is payable monthly. Principal is payable on March 31 of each year beginning in 2001 in installments equal to 1/7 of the amount borrowed. All outstanding principal and interest amounts are due on September 30, 2003.

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

EURO CONVERSION

European business systems are being forced to handle currencies in a new way with the introduction of the Euro. RCF's computer system does not support the Euro, and reprogramming the system is not an economically viable option. Although the date for mandatory Euro compliance is January 1, 2002, it is believed that the existing system can be utilized until mid-2001 after which time the effort to run a non-compliant system will be prohibitively high. The Company plans to replace all computer systems with a single system worldwide. This system will be Euro compliant and is scheduled to be in place in Italy prior to mid-2001. The cost of this system is preliminarily estimated to be in the range of $3.0 to $6.0 million dollars.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

In June 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101B. SAB 101B delays the effective date of SAB 101, "Revenue Recognition in Financial Statements," until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company does not expect that the adoption of SAB 101 will have a material impact on its consolidated financial statements.

In July of 2000, the Emerging Issues Task Force (EITF) reached consensus on certain aspects of Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Issue No. 00-10 deals with the accounting for income billed and costs related to shipping and handling charges on processing and delivery of customer orders. Historically, accounting for these elements varied significantly from company to company. Application of 00-10 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The EITF concluded that amounts directly billed to customers for shipping and handling should be classified as revenue. They have not reached a consensus on the accounting for the related costs to provide such services. The Company currently nets these elements as selling, general and administrative (SG&A) expense. At a minimum, application of Issue No. 00-10 will create a restatement of revenue and SG&A expense. Once the EITF reaches a full consensus on this issue the Company will be able to assess the total impact of Issue No. 00-10 on its consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company did not have any derivative financial instruments as of June 30, 2000. However, the Company is exposed to interest rate risk. The Company's interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company's cash equivalents and available-for-sale securities as well as interest paid on debt.

At June 30, 2000, the Company had cash and cash equivalents, available-for-sale securities and bonds of $10.4 million and short-term borrowings of $23.2 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% (for example from 8% to 8.8%) would not have a material impact on the Company's earnings for the quarter.

The Company has lines of credit and other debt whose interest rates are based on various published prime rates that may fluctuate over time based on economic changes in the environment. The Company is subject to interest rate risk, and could be subject to increased interest payments if market interest rates fluctuate. The Company does not expect changes in the interest rates to have a material adverse effect on the Company's results of operations.

FOREIGN CURRENCY RISK

The Company operates foreign subsidiaries in Italy, the United Kingdom, Germany, France, the Netherlands and China. The Company's business and financial condition are, therefore, sensitive to currency exchange rates or any other restrictions imposed on their currencies. Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. Dollar amounts at average rates during the period. The Company does not employ any derivative based hedging strategies, however, it has a significant natural hedge in the form of Italian based manufacturing and European based operating, interest and tax expenses.

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% increase in the value of the U.S. Dollar, throughout the six month period ended June 30, 2000, would have had the effect of reducing net income approximately $0.4 million.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that these matters will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

EAW has subrogated claims asserted against it from insurance companies who paid claims made by EAW's landlord and other tenants in the building who were affected by a fire started by a loaned employee in a portion of the building occupied by EAW in 1996. The insurance company for the landlord alleges that EAW is liable for up to $2.1 million for damages to the building. The Company believes that these losses are not attributable to it under Massachusetts law. The Company is vigorously defending these claims. The claims of the other tenants have been covered by EAW's insurance carrier. The ultimate resolution of this matter is not known at this time. No provision has been made in the Company's consolidated financial statements related to these claims.

ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     At the Annual Meeting of Shareholders held on May 16, 2000, the following proposals were adopted by the votes indicated:

1. To elect Raymond B. Ferguson and C. Marcus Sorenson to serve as Class 2 directors of the Company for a three-year term and to elect Roy D. Wemyss to serve as a Class 1 director of the Company for the remaining two years of a three-year term:



                                                  Number of Shares                       Number of Shares
                                                         For                                 Withheld
                                                  ----------------                       ----------------
         Raymond B. Ferguson                         11,476,742                               473,859
         C. Marcus Sorenson                          11,469,504                               481,097
         Roy D. Wemyss                               11,474,004                               476,597

2. To approve an amendment to the Company's Second Amended and Restated 1995 Stock Option Plan, as set forth in the Proxy Statement:


         For                                                10,166,627
         Against                                               554,229
         Abstain                                                17,940
         Broker Non-votes                                    1,211,805

ITEM 5.  OTHER INFORMATION

     At a Special Meeting of the Board of Directors held on April 26, 2000, the following persons were elected as officers of the Company with the titles set forth below to serve as such until their resignation or termination as employees of the Company, removal from office, or until their successors are duly elected and qualified, whichever shall first occur:


     Name                              Title
     ----                              -----
     Peter Watts                       Executive Vice President Engineering
     Madelon Pomeroy                   Vice President Engineering Woodinville
     Kenneth P. Berger                 Executive Vice President


     At a Special Meeting of the Board of Directors held on May 16, 2000, Kenneth P. Berger was appointed to the Board of Directors as a Class 1 director to fill an existing vacancy and to serve for a term to end at the annual meeting of shareholders in 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.                Description
         -----------                ------------
         *27                        Financial Data Schedule

*FILED HEREWITH

     (b) REPORTS ON FORM 8-K
         The Company filed one report on Form 8-K during the second quarter of 2000 dated April 6, 2000 and filed on April 21, 2000 relating to the acquisition of Eastern Acoustic Works, Inc.

         The Company filed one report on Form 8-K/A during the second quarter of 2000, dated April 6, 2000 and filed on June 20, 2000 solely to add the pro forma financial information required by Item 7(b) relating to the acquisition of Eastern Acoustic Works, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MACKIE DESIGNS INC.
                                       -----------------------------------
                                       (Registrant)


Dated:  August 14, 2000                By:  /s/ William A. Garrard
                                       -----------------------------------
                                       William A. Garrard
                                       VICE PRESIDENT, FINANCE AND CHIEF
                                       FINANCIAL OFFICER
                                       (Principal Financial and Accounting
                                       Officer)