Form 10-Q
period 2000-09-30
MACKIE DESIGNS INC
filed 2000-11-14
CIK 946815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000
                               -------------------------------------------------
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                   12,372,358
--------------------------                                   ----------
         Class                                            Number of Shares
                                                            Outstanding
                                                      (as of November 1, 2000)

                               MACKIE DESIGNS INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Condensed consolidated balance sheets - September 30, 2000 and
                December 31, 1999

              Condensed consolidated statements of income - Three and nine months ended September 30, 2000 and 1999

              Condensed consolidated statements of cash flows - Nine months ended September 30, 2000 and 1999

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

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBITS

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               MACKIE DESIGNS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                 September 30,     December 31,
                                                     1999             2000
                                                --------------   --------------
ASSETS
Current assets:
    Cash and cash equivalents                   $    4,105,971   $    4,629,234
    Available-for-sale securities                      991,665        6,328,146
    Accounts receivable, net                        40,464,540       31,679,300
    Inventories                                     61,760,025       39,678,922
    Prepaid expenses and other current assets        2,341,651        1,832,411
    Deferred income taxes                            3,488,686        2,488,666
                                                --------------   --------------
       Total current assets                        113,152,538       86,636,679

Property, plant and equipment, net                  22,100,559       20,501,755
Bonds                                                3,473,948        3,902,473
Other assets, net                                    1,363,902        2,491,247
Intangible assets, net                              24,272,813        7,321,725
                                                --------------   --------------

Total assets                                    $  164,363,760   $  120,853,879
                                                ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                       $   27,752,890   $   16,009,408
    Accounts payable                                23,795,424       16,142,548
    Accrued expenses                                 9,726,639        8,257,304
    Income taxes payable                             2,191,222        2,009,952
    Current portion of long-term debt                7,014,767        6,959,779
                                                --------------   --------------
       Total current liabilities                    70,480,942       49,378,991

Long-term debt, excluding current portion           29,655,194       15,664,662
Employee and other liabilities                       3,485,109        3,778,149
Deferred income taxes                                4,601,749        1,725,095
Other deferred items                                   185,249             --

Shareholders' equity:
    Common stock                                    27,570,456       25,802,401
    Retained earnings                               31,248,963       25,658,852
    Accumulated other comprehensive loss            (2,863,902)      (1,154,271)
                                                --------------   --------------
       Total shareholders' equity                   55,955,517       50,306,982
                                                --------------   --------------

Total liabilities and shareholders' equity      $  164,363,760   $  120,853,879
                                                ==============   ==============


SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three months ended               Nine months ended
                                                      September 30,                     September 30,
                                             -----------------------------------------------------------------
                                                  2000             1999             2000             1999
                                             --------------   --------------   --------------   --------------
Net sales                                    $   50,878,722   $   40,344,334   $  151,486,676   $  111,224,105
Cost of goods sold                               32,610,830       25,681,287       95,340,542       71,147,135
                                             --------------   --------------   --------------   --------------
Gross profit                                     18,267,892       14,663,047       56,146,134       40,076,970

Operating expenses:
    Selling, general and administrative          12,813,318       10,180,035       36,688,532       30,563,733
    Research and development                      2,033,058        1,669,551        6,746,073        5,147,518
                                             --------------   --------------   --------------   --------------

       Total operating expenses                  14,846,376       11,849,586       43,434,605       35,711,251
                                             --------------   --------------   --------------   --------------
Operating income                                  3,421,516        2,813,461       12,711,529        4,365,719

Interest income                                      98,442          168,276          441,300          530,898
Interest expense                                 (1,238,379)        (677,079)      (2,990,615)      (2,169,273)
Other income (expense), net                        (830,079)         525,635         (866,709)         193,040
                                             --------------   --------------   --------------   --------------
Income before income taxes                        1,451,500        2,830,293        9,295,505        2,920,384

Income taxes                                        526,433        1,117,279        3,705,394        1,455,531
                                             --------------   --------------   --------------   --------------

Net income                                   $      925,067   $    1,713,014   $    5,590,111   $    1,464,853
                                             ==============   ==============   ==============   ==============


Basic net income per share                   $         0.08   $         0.14   $         0.46   $         0.12
                                             ==============   ==============   ==============   ==============

Diluted net income per share                 $         0.07   $         0.14   $         0.44   $         0.12
                                             ==============   ==============   ==============   ==============

Basic weighted average shares outstanding
                                                 12,229,601       12,177,615       12,157,129       12,251,116
                                             ==============   ==============   ==============   ==============

Diluted weighted average shares outstanding
                                                 13,100,851       12,177,615       12,779,985       12,315,799
                                             ==============   ==============   ==============   ==============


SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                             ---------------------------
                                                                                 2000           1999
                                                                             ------------   ------------
OPERATING ACTIVITIES
     Net income                                                              $  5,590,111   $  1,464,853
     Adjustments to reconcile net income to net cash provided / (used) by operating activities:
       Depreciation and amortization                                            5,643,224      4,264,237
       Deferred stock compensation                                                299,500           --
       Deferred income taxes                                                     (842,397)      (356,788)
       Changes in operating assets and liabilities net of EAW acquisition:
         Accounts receivable                                                   (5,770,756)    (3,808,135)
         Inventories                                                          (17,871,226)     1,814,508
         Prepaid expenses and other current assets                                441,900       (215,132)
         Other assets                                                             850,716       (819,225)
         Accounts payable and accrued expenses                                  5,708,608      1,913,941
         Income taxes payable                                                     404,759       (279,117)
         Other long term liabilities                                              661,039       (321,876)
                                                                             ------------   ------------
         Cash provided / (used) by operating activities                        (4,884,522)     3,657,266

INVESTING ACTIVITIES
    Acquisition of business, net of cash acquired                             (19,894,937)          --
    Purchases of available-for-sale securities                                 (2,358,160)    (6,090,443)
    Proceeds from maturities of available-for-sale securities                   7,702,543      5,945,000
    Purchases of property, plant and equipment                                 (4,619,729)    (2,162,261)
                                                                             ------------   ------------

       Cash used by investing activities                                      (19,170,283)    (2,307,704)

FINANCING ACTIVITIES
    Proceeds from long-term debt                                               18,135,370        720,001
    Payments on long-term debt                                                 (4,994,802)    (2,642,914)
    Net proceeds on bank line of credit and short-term borrowings               9,852,210      5,844,868
    Repurchase and retirement of common stock                                        --       (1,308,249)
    Proceeds from the exercise of stock options                                 1,468,530          8,325
                                                                             ------------   ------------
       Cash provided by financing activities                                   24,461,308      2,622,031

Effect of exchange rate changes on cash                                          (929,766)      (499,076)
                                                                             ------------   ------------

Increase / (decrease) in cash and cash equivalents                               (523,263)     3,472,517

Cash and cash equivalents at beginning of period                                4,629,234        123,611
                                                                             ------------   ------------

Cash and cash equivalents at end of period                                   $  4,105,971   $  3,596,128
                                                                             ============   ============

SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes                                                   $  3,476,042   $  1,132,815
                                                                             ============   ============
Cash paid for interest                                                       $  2,613,846   $  1,970,318
                                                                             ============   ============

SEE ACCOMPANYING NOTES.

                               MACKIE DESIGNS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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


2.       ACQUISITION

In April 2000, the Company acquired 100% of the capital stock of Eastern Acoustic Works, Inc. (EAW). EAW is a manufacturer of audio speakers based in Whitinsville, Massachusetts. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price, plus related acquisition costs, was approximately $19.6 million. The excess of the purchase price over the fair value of net tangible assets acquired approximating $18.7 million is included in intangible assets. A total of $8.2 million of the purchase consideration was specifically allocated to identifiable intangible assets, including developed technology ($5.2 million), assembled workforce ($1.6 million), and trademark ($1.4 million). The remaining $10.5 million is Goodwill. Goodwill, developed technology and trademark are being amortized on the straight line method over 20 years, while the assembled workforce is being amortized on the straight line method over 5 years. The Company is still refining its purchase price allocation and there could be some adjustments in the future. The results of EAW have been included in the Company's consolidated results of operations from the date of acquisition.

The following table presents unaudited pro forma consolidated financial information for the nine-month periods ended September 30, 2000 and 1999 as if the acquisition of EAW had occurred on January 1 of those years:



IN THOUSANDS, EXCEPT PER SHARE DATA                   NINE MONTHS ENDED SEPTEMBER 30,
                                                         2000                 1999
                                                ----------------------------------------
Revenue                                         $        161,103        $       140,791
Net income                                      $          5,039        $           654
Diluted net income per share                    $           0.39        $          0.05


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

3.       INVENTORIES

Inventories consisted of the following:

                                            September 30,   December 31,
                                                2000            1999
                                            ------------    ------------
          Raw materials                     $ 27,635,940    $ 16,499,299
          Work in process                      6,501,999       4,845,789
          Finished goods                      27,622,086      18,333,834
                                            ------------    ------------
                                            $ 61,760,025    $ 39,678,922
                                            ============    ============


4.       NET INCOME PER SHARE

Basic net income per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the effect of potential dilutive common shares outstanding, consisting of stock options using the treasury stock method. The denominators of the diluted net income per share calculations exclude the effect of unexercised stock options representing the potential rights to 135,000 and 3,138,550 shares for the third quarters of 2000 and 1999, respectively, as well as 773,925 and 3,146,550 shares for the first nine months of 2000 and 1999, respectively, as including the effect of such instruments would be antidilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income per share calculations on a quarter and year-to-date basis for 2000 and 1999.



                                                            Three months ended             Nine months ended
                                                              September 30,                  September 30,
                                                      ----------------------------    ----------------------------
                                                          2000            1999            2000            1999
                                                      ------------    ------------    ------------    ------------
Numerator:
   Numerator for basic and diluted net income per
     share - net income                               $    925,067    $  1,713,014    $  5,590,111    $  1,464,853
                                                      ------------    ------------    ------------    ------------

Denominator:
   Denominator for basic net income per share -
     weighted average common shares                     12,229,601      12,177,615      12,157,129      12,251,116

   Effect of dilutive securities:
     Stock options                                         871,250            --           622,856          64,683
                                                      ------------    ------------    ------------    ------------

   Denominator for diluted net income per share         13,100,851      12,177,615      12,779,985      12,315,799
                                                      ------------    ------------    ------------    ------------

Basic net income per share                            $       0.08    $       0.14    $       0.46    $       0.12
                                                      ============    ============    ============    ============

Diluted net income per share                          $       0.07    $       0.14    $       0.44    $       0.12
                                                      ============    ============    ============    ============



5.       COMPREHENSIVE INCOME

Comprehensive income, in general, refers to the total change in equity during a period except those changes that result from investments by owners and distributions to owners. Comprehensive income includes net income as well as other comprehensive income (loss) components comprised of certain revenues, expenses, gains and losses that under generally accepted accounting principles are reflected in shareholders' equity but excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive loss (specifically, accumulated foreign currency translation adjustments and unrealized gain (loss) on available-for-sale securities) from the other components of shareholders' equity in the accompanying condensed consolidated balance sheets.

Comprehensive income for the three and nine month periods ended September 30, 2000 and 1999, is detailed below:


                                                     Three months ended              Nine months ended
                                                       September 30,                    September 30,
                                               -----------------------------    -----------------------------
                                                   2000             1999            2000             1999
                                               ------------     ------------    ------------     ------------
Net income                                     $    925,067     $  1,713,014    $  5,590,111     $  1,464,853
Other comprehensive income (loss):
   Foreign currency translation adjustments        (895,001)          81,112      (1,717,111)        (422,233)
   Unrealized gain (loss) on available-
       for-sale securities                            3,669            4,648           7,480           (3,948)
                                               ------------     ------------    ------------     ------------
    Comprehensive income                       $     33,735     $  1,798,774    $  3,880,480     $  1,038,672
                                               ============     ============    ============     ============

6.       SEGMENT INFORMATION

The Company identifies its business segments based on management responsibility using a combination of products and geographic factors. The Company has three reportable segments: Mackie Designs Inc., its Italian subsidiary, Radio Cine Forniture (RCF) S.p.A. ("RCF"), and its U.S. subsidiary, Eastern Acoustic Works, Inc. ("EAW"). The Mackie segment offers audio mixers and other professional audio equipment. The RCF segment offers loudspeakers, loudspeaker components and Mackie product offerings through its subsidiaries. The EAW segment, acquired in April 2000, offers loudspeakers targeted at the high-end of the installed and touring sound markets. A summary of key financial data by segment is as follows:


                                                                                           Elimination of
                                                                                            intercompany
                                                  Mackie           RCF             EAW         amounts        Total
                                               ----------------------------------------------------------------------
                                                                      (in thousands)
  THREE MONTHS ENDED SEPTEMBER 30, 2000:
     Net sales, to external customers          $   26,978     $   14,757     $    9,144     $     --       $   50,879
     Net sales, intersegment                        2,874          2,343            666         (5,883)          --
     Operating income / (loss)                      3,435            469            (23)          (459)         3,422
     Interest income                                  723            100           --             (725)            98
     Interest expense                                (667)          (870)          (426)           725         (1,238)
     Depreciation and amortization                    817            392            543           --            1,752
     Income taxes                                   1,003           (328)          (149)          --              526
     Purchases of property, plant
         & equipment                                1,389            491            150           --            2,030
     Total property, plant & equipment, net         8,642         10,140          3,319           --           22,101
     Total assets                                 114,679         76,025          6,461        (32,801)       164,364



  THREE MONTHS ENDED SEPTEMBER 30, 1999:
     Net sales, to external customers          $   25,368     $   14,976     $     --       $     --       $   40,344
     Net sales, intersegment                        1,962          1,245           --           (3,207)          --
     Operating income                               2,261            912           --             (360)         2,813
     Interest income                                  409             80           --             (321)           168
     Interest expense                                (222)          (776)          --              321           (677)
     Depreciation and amortization                    894            498           --             --            1,392
     Income taxes                                     525            592           --             --            1,117
     Purchases of property, plant
         & equipment                                  687                          --             --              687
     Total property, plant & equipment, net         9,322         12,595           --             --           21,917
     Total assets                                  60,914         67,244           --           (9,280)       118,878



  NINE MONTHS ENDED SEPTEMBER 30, 2000:
  Net sales to external customers              $   80,813     $   50,226     $   20,448     $     --       $  151,487
  Net sales, intersegment                           9,941          7,686          1,233        (18,860)          --
  Operating income / (loss)                        10,853          3,562           (159)        (1,544)        12,712
  Interest income                                   1,909            271           --           (1,739)           441
  Interest expense                                 (1,225)        (2,460)        (1,045)         1,739         (2,991)
  Depreciation and amortization                     3,080          1,525          1,038           --            5,643
  Income taxes                                      3,013          1,195           (503)          --            3,705
  Purchases of property, plant
      & equipment                                   2,987          1,141            492           --            4,620

  NINE MONTHS ENDED SEPTEMBER 30, 1999:
  Net sales to external customers              $   68,473     $   42,751     $     --       $     --       $  111,224
  Net sales, intersegment                           5,579          2,542           --           (8,121)          --
  Operating income                                  4,407            710           --             (751)         4,366
  Interest income                                   1,232            263           --             (964)           531
  Interest expense                                   (873)        (2,260)          --              964         (2,169)
  Depreciation and amortization                     2,788          1,476           --             --            4,264
  Income taxes                                      1,210            246           --             --            1,456
  Purchases of property, plant
      & equipment                                   1,146          1,016           --             --            2,162


7.  CONTINGENCY

EAW has subrogated claims asserted against it from insurance companies who paid claims made by EAW's landlord and other tenants in the building who were affected by a fire started by a loaned employee in a portion of the building occupied by EAW in 1996. The insurance company for the landlord alleges that EAW is liable for up to $2.1 million for damages to the building. The Company believes that these losses are not attributable to it under Massachusetts law. The Company is vigorously defending these claims. The claims of the other tenants have been covered by EAW's insurance carrier. The ultimate resolution of this matter is not known at this time. No provision has been made in the Company's consolidated financial statements related to these claims. Should EAW be found liable for the claims, the obligation would result in an adjustment to the allocation of the purchase price for EAW when it was acquired by the Company in April 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following information includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding future results of operations and financial position, the Company's ability to develop and introduce new products, the Company's ability to manage its rapid growth, its ability to integrate the operations of RCF and EAW, the assessment of the Company's Euro compliance exposures and completion of remediation efforts, and any other guidance on future periods are forward-looking statements. The following discussions describe some, but not all, of the factors that could cause the actual results to differ materially from the forward-looking statements including, among others, the following: international, national and local general economic and market conditions; the size and growth of the professional audio equipment market; competition with other marketers, distributors and sellers of professional audio equipment; the Company's ability to develop and introduce new products; the Company's ability to sustain, manage or forecast its growth and inventories; the Company's ability to integrate the operations of companies acquired; the Company's ability to secure and protect trademarks, patents, and other intellectual property; the performance and reliability of the Company's products; customer service; the loss of significant customers or suppliers; dependence on distributors; management of increased costs of freight and transportation; the Company's ability to meet delivery deadlines; general risks associated with doing business in foreign countries, including, without limitation, import duties, tariffs, foreign currency fluctuations, political and economic instability; changes in government regulations; its ability to attract and retain qualified employees; liability and other claims asserted against the Company; and other factors referenced or incorporated by reference in this report and other reports. The risks included here are not exhaustive. The Company operates in a very competitive environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

The Company's gross margins are affected by its international sales. Typically, gross margins from exported products by Mackie have been lower than those sold in the U.S. due to discounts offered to its international distributors. Neither RCF nor EAW offer discounts to their distributors. The discounts offered by Mackie are given because the international distributors typically incur certain expenses, including technical support, product service and in-country advertising, that the Company normally incurs for domestic sales. The Company offered its international distributors a weighted-average discount of approximately 4.6% in the first nine months of 2000 and 4.8% for the corresponding period in 1999. Sales outside the U.S. remained unchanged at 48.0% of the Company's total net sales in the first nine months of 2000 and 1999.

The Company's gross margins have fluctuated from time to time due primarily to inefficiencies related to the introduction and manufacturing of new products and inefficiencies associated with integrating new equipment into the Company's manufacturing processes. Historically, fluctuations have also resulted from varying prices of components and competitive pressures.

The Company's gross margin was affected in the second quarter of 2000 by a one-time write-up to inventory in EAW related to the acquisition. Purchase accounting required an adjustment to opening inventory in EAW. The Company recorded a $0.5 million write up to inventory, all of which was recognized as cost of sales the second quarter of 2000.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 AS COMPARED WITH QUARTER ENDED SEPTEMBER 30,
1999

Net sales increased 26.3% to $50.9 million in the third quarter of 2000 from $40.3 million in the third quarter of 1999. Of the $10.6 million increase, $9.4 million was attributable to the addition of EAW. New product offerings in the mixer product families as well as the speaker product family accounted for an additional $5.0 million of the growth. These increases were partially offset by an unfavorable foreign exchange effect of $2.0 million and lower sales in the digital market of $1.0 million. Sales outside the U.S. decreased to 45.2% of the Company's total net sales in the third quarter of 2000 from 48.0% in the third quarter of 1999. The decrease was due mainly to the inclusion of sales by EAW whose sales outside of the U.S. comprised only 34.0% of its total net sales for the third quarter of 2000.

Gross margin decreased slightly to 35.9% in the third quarter of 2000 from 36.3% in the third quarter of 1999. This decline was primarily due to an unfavorable foreign exchange effect on gross margin of approximately 1.8%, offset partially by improved margins in the digital, speaker and mixer product families. Some of these products were introduced in 1999 and the Company has begun to realize efficiencies as it improves its manufacturing processes. Gross profit increased to $18.3 million in the third quarter of 2000 from $14.7 million in the corresponding period of 1999 for the same reasons affecting net sales noted above.

Selling, general and administrative expense increased to $12.8 million in the third quarter of 2000 from $10.2 million in the corresponding period of 1999. Of the $2.6 million increase, $3.1 million is attributable to the inclusion of EAW offset partially by a $0.6 million favorable impact of foreign exchange. As a percentage of net sales, selling, general and administrative expenses were unchanged at 25.2% for both quarterly periods.

Research and development expense increased to $2.0 million in the third quarter of 2000 from $1.7 million in the corresponding period of 1999. Of the $0.3 million increase, $0.8 million is attributable to the inclusion of EAW offset partially by lower spending at RCF. As a percentage of net sales, these expenses decreased slightly to 4.0% in the third quarter of 2000 from 4.1% in the corresponding period of 1999.

Interest income decreased to $0.1 million in the third quarter of 2000 compared with $0.2 million in the third quarter of 1999 due to a decrease in invested cash during the corresponding periods. Interest expense increased to $1.2 million in the third quarter of 2000 from $0.7 million in the corresponding period of 1999. The increase was primarily attributable to the increase in borrowings due to the purchase of EAW, increased short-term borrowing to fund working capital needs and generally higher overall borrowing rates.

Other income (expense), net increased to ($0.8) million in the third quarter of 2000 compared with $0.5 million in the third quarter of 1999 due primarily to the impact of foreign exchange on the revaluation of accounts payable and accounts receivable balances. The Company currently does not employ any formal foreign exchange hedging programs, but may do so in the future.

Income tax expense for the third quarter of 2000 was $0.5 million representing an overall effective rate of 36.3% compared to a tax of $1.1 million and 39.5% for the same period of 1999. The decrease in the effective tax rate was primarily attributable to foreign operations.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales increased 36.2% to $151.5 million in the first nine months of 2000 from $111.2 million in the first nine months of 1999. Of the $40.3 million increase, $21.0 million was attributable to the addition of EAW. New product offerings in the mixer and speaker product families accounted for an additional $19.5 million of the growth. These increases were partially offset by an unfavorable foreign exchange effect of $6.9 million. Sales outside the U.S. remained unchanged at 48.0% of the Company's total net sales in the first nine months of 2000 and 1999.

Gross margin increased to 37.1% in the first nine months of 2000 from 36.0% in the first nine months of 1999. This increase was primarily due to higher margins in the digital, mixer, and speaker product families. Some of these products were introduced in 1999 and the Company has begun to realize efficiencies as it improves its manufacturing processes. These increases were partially offset by an unfavorable impact of foreign exchange of approximately 2.3%. Gross profit increased to $56.1 million in the first nine months of 2000 from $40.1 million in the corresponding period of 1999 for the same reasons affecting net sales noted above.

Selling, general and administrative expense increased to $36.7 million in the first nine months of 2000 from $30.6 million in the corresponding period of 1999. Of the $6.1 million increase, $6.8 million is attributable to the inclusion of EAW offset partially by a $1.9 million favorable impact of foreign exchange. As a percentage of net sales, selling, general and administrative expenses decreased to 24.2% in the first nine months of 2000 from 27.5% in the corresponding period of 1999. The decline in the percentage is primarily attributable to higher sales growth in relation to the relatively fixed nature of selling, general and administrative expense.

Research and development expense increased to $6.7 million in the first nine months of 2000 from $5.1 million in the corresponding period of 1999. Of the $1.6 million increase, $1.5 million is attributable to the inclusion of EAW. As a percentage of net sales, these expenses decreased slightly to 4.5% in the first nine months of 2000 from 4.6% in the corresponding period of 1999.

Interest income decreased to $0.4 million in the first nine months of 2000 compared with $0.5 million in the first nine months of 1999 due to a decrease in invested cash during the corresponding periods. Interest expense increased to $3.0 million in the first nine months of 2000 from $2.2 million in the corresponding period of 1999. The increase was primarily attributable to the increase in borrowings due to the purchase of EAW, increased short-term borrowing to fund working capital needs and generally higher overall borrowing rates.

Other income (expense), net increased to ($0.9) million in the first nine months of 2000 compared with $0.2 million in the corresponding period of 1999 due primarily to the impact of foreign exchange on the revaluation of accounts payable and accounts receivable balances. The Company currently does not employ any formal foreign exchange hedging programs, but may do so in the future.

Income tax expense for the first nine months of 2000 was $3.7 million representing an overall effective rate of 39.9% compared to a tax expense of $1.5 million and an effective tax rate of 49.8% for the same period of 1999. The Company incurred significant tax expense compared to pre-tax income for the first nine months of 1999 due to its inability to take income tax benefits for losses incurred by certain subsidiaries of RCF and because certain taxes in Italy are not based solely on pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $4.9 million in cash during the first nine months of 2000 due primarily to increases in inventory and accounts receivable offset partially by net income and increases in accounts payable and accrued expenses. Net cash used by investing activities totaled $19.2 million in the first nine months of 2000, due to the purchase of EAW and acquisitions of property, plant and equipment offset partially by maturities in excess of new purchases of available-for-sale securities. Net cash provided by financing activities in the first nine months of 2000 was $24.5 million, due principally to proceeds from long-term debt, net proceeds from short-term borrowings and proceeds from exercises of stock options offset partially by payments on long-term debt.

In June 1998, the Company entered into a credit agreement with a bank to provide certain credit facilities to the Company, including a $12.8 million loan for the acquisition of RCF of which $10.5 million was outstanding at September 30, 2000. The loan, which is secured by all of the Company's assets, bears interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. Interest on the loan is payable monthly. Principal is payable on September 30 of each year in installments equal to 1/7 of the amount borrowed. All outstanding principal and interest amounts are due on September 30, 2003.

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

In September 2000, the Company restructured its U.S. line of credit. The new line provides up to $15.0 million of short-term borrowing subject to certain limitations. These limitations reduced the maximum allowable borrowing to $11.5 million as of September 30, 2000. This line of credit, which is an amendment to the June 1998 credit agreement, is secured by all of the Company's U.S. based assets. At September 30, 2000, there was $6.6 million outstanding on the line of credit, as well as a $1.5 million guarantee on debt of RCF, leaving an available balance on the line of $3.3 million. This credit facility expires April 30, 2002.

Under the terms of the June 1998 credit agreement and all related amendments, the Company must maintain certain financial ratios and tangible net worth. The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit of $15.0 million. The Company was in compliance with all covenants at September 30, 2000.

RCF also has agreements with several banks in Italy that provide short-term credit facilities totaling approximately $17.1 million. At September 30, 2000, there was approximately $14.3 million outstanding under these facilities. The majority of these credit facilities are secured by RCF's receivables. Interest rates on these credit facilities range from 4.8% to 12.6%.

RCF also has various long-term loans outstanding at September 30, 2000, totaling approximately $7.0 million, which bear interest at rates from .9% to 8.8%. These loans, certain of which are secured by specific assets of RCF, mature at varying dates up to 2007.

INFLATION

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.


EURO CONVERSION

European business systems are being forced to handle currencies in a new way with the introduction of the Euro. RCF's existing computer system does not support the Euro, and reprogramming the system is not an economically viable option. Although the date for mandatory Euro compliance is January 1, 2002, it is believed that the existing system can be utilized until early in the fourth quarter 2001 after which time the transition to the new system would need to begin. The Company has acquired an Oracle based software system and is in the process of purchasing the computer hardware to run a single system for all worldwide operations. Implementation procedures related to the system have begun. This system will be Euro compliant and is scheduled to be in place in Italy prior to the fourth quarter 2001. The cost of this system is preliminarily estimated to be in the range of $6.0 to $7.0 million dollars.

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

In September 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Issue No. 00-10 deals with the accounting for income billed and costs related to shipping and handling charges on processing and delivery of customer orders. Historically, accounting for these elements varied significantly from company to company. Application of 00-10 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The EITF concluded that amounts directly billed to customers for shipping and handling should be classified as revenue and that the related costs to provide such services may be classified as cost of sales. The Company currently nets these elements as selling, general and administrative (SG&A) expense and plans to record amounts directly billed as revenue and costs to provide such services as cost of sales in the future. Application of Issue No. 00-10 will cause restatements of net sales, cost of sales and SG&A expense.

The following restatements would occur upon application of Issue No. 00-10 for the three and nine-month periods ended September 30, 2000 and 1999. Net sales would increase $2.0 million to $153.5 million for the first nine months of 2000 and $2.0 million to $113.3 million for the corresponding period in 1999. Net sales would increase $0.6 million to $51.4 million for the third quarter of 2000 and $0.6 million to $41.0 million for the corresponding period in 1999. Cost of sales would increase $2.7 million to $98.1 million for the first nine months of 2000 and $4.1 million to $75.3 million for the corresponding period in 1999. Cost of sales would increase $1.1 million to $33.7 million for the third quarter of 2000 and $1.4 million to $27.1 million for the corresponding period in 1999. SG&A expense would decrease $0.7 million to $36.0 million for the first nine months of 2000 and $2.1 million to $28.5 million for the corresponding period in 1999. SG&A expense would decrease $0.5 million to $12.3 million for the third quarter of 2000 and $0.8 million to $9.4 million for the corresponding period in 1999.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB 25) and was effective July 1, 2000. FIN 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company did not have any derivative financial instruments as of September 30, 2000. However, the Company is exposed to interest rate risk. The Company's interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company's cash equivalents and available-for-sale securities as well as interest paid on debt.

At September 30, 2000, the Company had cash and cash equivalents and available-for-sale securities of $5.1 million and short-term borrowings of $27.8 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% (for example from 8% to 8.8%) would not have a material effect on the Company's earnings for the nine month period ended September 30, 2000.

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

FOREIGN CURRENCY RISK

The Company operates foreign subsidiaries in Canada, Italy, the United Kingdom, Germany, France, the Netherlands, China and the Czech Republic. The Company's business and financial condition are, therefore, sensitive to currency exchange rates or any other restrictions imposed on their currencies. Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. Dollar amounts at average rates during the period. The Company does not employ any derivative based hedging strategies, however, it has a significant natural hedge in the form of Italian based manufacturing and European based operating, interest and tax expenses.

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% increase in the value of the U.S. Dollar, throughout the nine month period ended September 30, 2000, would have had the effect of reducing net income approximately $0.7 million.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that these matters will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

There have been no material changes from the information previously reported under Item 1 of Part II of the Company's Form 10-Q filed on August 14, 2000.



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



                                             MACKIE DESIGNS INC.
                                             -----------------------------------
                                             (Registrant)


Dated:  November 14, 2000               By:  /s/ William A. Garrard
                                             -----------------------------------
                                             William A. Garrard
                                             VICE PRESIDENT, FINANCE AND CHIEF
                                             FINANCIAL OFFICER
                                             (Principal Financial and Accounting
                                             Officer)