Form 10-Q/A
period 2000-09-30
MACKIE DESIGNS INC
filed 2000-12-12
CIK 946815

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

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBITS

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               MACKIE DESIGNS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                 September 30,     December 31,
                                                     2000             1999
                                                --------------   --------------
ASSETS
Current assets:
    Cash and cash equivalents                   $    4,105,971   $    4,629,234
    Available-for-sale securities                      991,665        6,328,146
    Accounts receivable, net                        40,464,540       31,679,300
    Inventories                                     61,760,025       39,678,922
    Prepaid expenses and other current assets        2,341,651        1,832,411
    Deferred income taxes                            3,488,686        2,488,666
                                                --------------   --------------
       Total current assets                        113,152,538       86,636,679

Property, plant and equipment, net                  22,100,559       20,501,755
Bonds                                                3,473,948        3,902,473
Other assets, net                                    1,363,902        2,491,247
Intangible assets, net                              24,272,813        7,321,725
                                                --------------   --------------

Total assets                                    $  164,363,760   $  120,853,879
                                                ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                       $   27,752,890   $   16,009,408
    Accounts payable                                23,795,424       16,142,548
    Accrued expenses                                 9,726,639        8,257,304
    Income taxes payable                             2,191,222        2,009,952
    Current portion of long-term debt                7,014,767        6,959,779
                                                --------------   --------------
       Total current liabilities                    70,480,942       49,378,991

Long-term debt, excluding current portion           29,655,194       15,664,662
Employee and other liabilities                       3,485,109        3,778,149
Deferred income taxes                                4,601,749        1,725,095
Other deferred items                                   185,249             --

Shareholders' equity:
    Common stock                                    27,570,456       25,802,401
    Retained earnings                               31,248,963       25,658,852
    Accumulated other comprehensive loss            (2,863,902)      (1,154,271)
                                                --------------   --------------
       Total shareholders' equity                   55,955,517       50,306,982
                                                --------------   --------------

Total liabilities and shareholders' equity      $  164,363,760   $  120,853,879
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