Form 10-K
period 2000-12-31
MACKIE DESIGNS INC
filed 2001-03-30
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from __________to __________

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

Common Stock - no par value
(Title of each class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X     No __

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

          As of March 7, 2001, the aggregate market value of the Registrant’s Common Stock held by nonaffiliates of the Registrant was $14,383,617 based on the closing sales price of the Registrant’s Common Stock on the Nasdaq National Market.  On that date, there were 12,372,358 shares of Common Stock outstanding.

          Portions of the Registrant’s definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

MACKIE DESIGNS INC.

FORM 10-K
For the Year Ended December 31, 2000

PART I

Item 1.  Business

Introduction

          Mackie Designs Inc. (“Mackie” or the “Company”) develops, manufactures, sells and supports high–quality, professional audio equipment.  The Company’s products are used in a wide variety of sound applications including home and commercial recording studios, multimedia and video production, compact disc, read-only memory (“CD-ROM”) authoring, live performances, and public address systems.  The Company offers a range of products at suggested retail prices of up to $14,000.  The Company distributes its products in the U.S. through a network of independent representatives to over 1,500 retail dealers of professional audio equipment as well as over 500 installed sound contractors.  Internationally, products are offered through subsidiaries in Italy, France, Germany, the United Kingdom and China and through local distributors in 70 other countries where the Company does not have direct operations.

          In June 1998, the Company purchased Radio Cine Forniture (R.C.F.) S.p.A. (“RCF”), an Italian corporation with principal offices in Reggio Emilia, Italy, and manufacturing facilities located in northern and central Italy.  In December 2000, the company name was changed from RCF to Mackie Designs (Italy) S.p.A (Mackie Italy).  Mackie Italy’s principal activity is the manufacture of loudspeakers and speaker components.  Its products are distributed throughout the world, and are well recognized for quality.  Mackie Italy works in conjunction with the Company in the development and manufacture of speaker products bearing the “MACKIE.”, “RCF” and “EAW” brands.

          In April 2000, the Company acquired Eastern Acoustic Works, Inc. (“EAW”).  EAW, based in Whitinsville, Massachusetts, designs and manufactures loudspeaker systems, including integrated signal processing targeted at the mid to high-end of the installed and touring sound markets.  In February 1999, EAW acquired SIA Software Company, maker of SMAART-PRO acoustical measurement and optimization software application.  EAW works in conjunction with the Company in the development and manufacture of speaker products bearing the “MACKIE.”, “RCF” and “EAW” brands.

          The Company’s primary products are analog and digital mixers, mixer-related products, amplifiers, loudspeakers and loudspeaker components.  A mixer serves as the central component of any professional audio system by electronically blending, routing and enhancing sound sources, such as voices, musical instruments, sound effects and audio tape, video tape and other pre-recorded material.  For example, using a mixer, a vocalist may be heard above the accompaniment, background singers are combined, and individual instruments are blended into the overall mix.  The musician or sound technician accomplishes this task by using the mixer controls to adjust the relative volume of each sound source.

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

          In August 1997, the Company introduced powered monitor speakers.  Powered monitors combine signal processing, power amplifiers, and speakers in one cabinet housing.  Enclosing an amplifier in the speaker eliminates one step of the path the sound signal travels, reducing the chance of altering the original signal.  This step is very important when recording with highly sensitive professional audio equipment to accurately reproduce sound.  The Company’s powered monitors are used in conjunction with a mixer, and are sold through existing mixer distribution channels.

          During 1997, the Company expanded its traditional market base with the introduction of digital technologies.   The Company’s first digital product, the Human User Interface (“HUI”), provides an interface tool for digital audio workstations (“DAW”).  This DAW interface targets the rapidly growing digital audio workstation market, and was developed in conjunction with Digidesign, a division of Avid Technology, Inc.  DAWs are used in video, film, multimedia and recording studios.

          With the acquisition of Mackie Italy in June 1998, the Company expanded its product line into loudspeakers and speaker components.  Mackie Italy manufactures raw speaker components used by third-party speaker manufacturers.  It also produces several families of finished loudspeakers ready for the installed sound and professional audio markets.  Mackie Italy also produces and sells video projectors and consumer products for car and home use.

          In July 1998, the Company began shipping the Digital 8•Bus digital mixing console (“D8B”).  Like analog mixers, the D8B blends, routes and enhances sound sources but does so with the added capability of recalling all settings and automating them in real time.  In addition, the D8B’s open hardware and software architecture allows the customer to configure the D8B to interface with any type of device, analog or digital, and the D8B’s internal sound processing capabilities can be enhanced with third-party software “plug-ins.”  Markets include recorded sound, such as commercial and home studios, multimedia production, sound for video games and film and video post-production.

          During 1999, the Mackie Industrial division was created to focus on the installed sound market in the U.S.  This market encompasses installations in venues ranging in size from small cafés to commercial buildings to nationwide chains.  The extensive Mackie Industrial product line offers all of the components required to design a complete sound system for virtually any installed sound application.

          With the acquisition of EAW in April 2000, the Company continued its expansion into the mid to high-end loudspeaker and speaker component markets.  EAW designs and manufactures loudspeaker systems, including integrated signal processing for the installed and touring sound markets.  EAW offers over 140 standard products.  EAW also continues to advance the technology available to audio professionals with developments such as Close Coupled Processing, Tuned Dipolar Arrays, Concentric Phase Aligned Arrays, the Virtual Line Array and the new Phase PointSource Technology™.  Through the Acoustical Performance Partnership Program, EAW works with acoustical consultants and systems contractors to provide customized solutions for clients and audiences worldwide.

          In November 2000, the Company began shipping its first digital recorder, the HDR24/96. Every mixer sold to the recording market is connected to a recorder of some sort making the HDR24/96 a natural product extension for the Company.  The HDR24/96 is a 24-track, 24 bit recorder with complete on-screen editing capabilities. Utilizing off-the-shelf computer hardware controlled by the Mackie Real Time Operating System™ allows the HDR24/96 to offer powerful recording and editing features at a very low price. In addition, the Company is able to take advantage of falling prices and increasing speed and capabilities generated by the computer industry.

          Mackie was incorporated in Washington in 1988.  Mackie’s executive offices and U.S. manufacturing facilities are located at 16220 Wood-Red Road N.E., Woodinville, Washington 98072, and its telephone number is (425) 487-4333.  Mackie Italy, formerly RCF, was incorporated in Italy in 1949 and its executive offices are located at Via G. Ferraris, 2-42029, S. Maurizio, Reggio Emilia, Italy, and its telephone number is 390 522 354111.  The Company’s European service center is located at Uiverweg 6, 1118 DS Luchthaven Schiphol, Netherlands, and its telephone number is (31) 20 654 40 00.  EAW was incorporated in Massachusetts in 1978 and its executive offices and manufacturing facilities are located at 1 Main Street, Whitinsville, MA 01588, and its telephone number is (508) 234-6158.

          “MACKIE.”, the running man figure, “RCF”, “Artesuono”, “EAW” and all of the names of the Company’s U.S.–produced products are registered trademarks or common law trademarks of the Company.  To the extent trademarks are unregistered, the Company is unaware of any conflicts with trademarks owned by third parties.  This document also contains names and marks of other companies.

Products

          The Company currently offers professional audio equipment in numerous product categories including: Compact mixers, CFX compact mixers with effects, PPM powered mixers, FR Series amplifiers, 8•Bus consoles, SR Series mixers, digital consoles, other digital automation systems, hard disk recorders, studio monitors, active and passive loudspeakers, loudspeaker components, and contractor products.

          Compact Mixers.  Compact mixers were the Company’s first products and can be used as desk-top mixers or mounted in 19-inch equipment racks, which are the standard housings for professional audio and video components.  The Company offers four basic compact mixers: the 1202 VLZ PRO, the 1402 VLZ PRO, the 1604 VLZ PRO, and the 1642 VLZ PRO.  The current VLZ PRO version also includes the Company’s state-of-the-art XDR mic preamps.  Applications for the Company’s compact mixers include recording and project studios, live music performances, audio/visual presentations, broadcast, video post-production and multi-media.  Suggested retail prices for these mixers are from $459 to $1,249.

          CFX Series.  The Company began shipping a new line of mixers, the CFX series, in 1999.  CFX mixers are intended for the amateur and semi-pro customer as well as audio/visual and rental dealers.  They utilize the same technologies as the compact mixers and include 16 on-board effects and a 9-band stereo graphic equalizer.  The Company’s EMAC™ effects circuitry digitally processes audio at 32 bits for superior audio quality and control.  Three models are available with 12, 16 or 20 channels and suggested retail pricing ranges from $699 to $1099.

          PPM Series.  In the first quarter of 1999, the Company began shipping professional-quality powered mixers.  These products combine the Company’s compact mixer technology with its FR Series amplifier technology to provide the customer with an economical alternative to separate components.  Each of the five models features VLZ circuitry, EMAC™ digital effects processing, two 9-band graphic equalizers, and dual FR high-current, fast recovery amplifiers.  The 808S stereo model and the 808M mono model both feature dual 600W amplifiers and eight input channels. The 408S stereo model and the 408M stereo model both feature dual 250W amplifiers and eight input channels.  The 406M mono model features dual 250W amplifiers and six input channels.  Suggested retail prices range from $699 to $999.

          Fast Recovery Series™ Power Amplifier.    The Company’s FR Series™ power amplifiers are the Company’s first non-mixer related products and became available in December 1996 with the introduction of the M1200, which was later upgraded in 1998 to the M1400 and M1400i models currently at a suggested retail price of $699. These three models, plus the M2600, introduced in 1998 at a suggested retail price of $1,199, are designed to keep sound quality intact when pushed to extreme levels through the use of exclusive fast recovery (FR) circuitry.  The FR Series power amps are targeted at live sound reinforcement applications for touring companies, theaters, concert halls, clubs, churches, DJ, and installed contractor markets. During 1999 the Company introduced the M•800 power amplifier, with a suggested retail price of $549, bringing the Company’s power amp family to four available models.

          8 Bus Series.  The 8•Bus is a larger mixer console designed for multi-track recording and live presentation applications.  The Company introduced 8•Bus mixers in 1993.  At suggested retail prices from $2,500 to $4,200, the 8•Bus consoles have opened the market to many new users and replaced many large systems offered by competitors that typically cost over $50,000.  The console is available in three basic models: the 32-channel 32•8, the 24-channel 24•8 and the 16-channel 16•8.  The 8•Bus console’s applications include pre-production and recording of albums for major artists and groups, on-line video production, movie soundtrack mixdown, television dialog editing, onstage mixing and live sound reinforcement used by touring musical groups, theaters, concert halls, clubs and churches.

          SR Series.  The SR (Sound Reinforcement) Series are high quality low cost audio mixers for live performance and play back applications.  The first product in this line, the SR 24•4, a 24-channel small format utility mixer, was introduced in May 1995, followed by the SR 32•4, a 32-channel version, in August 1995.  These have manufacturer suggested retail prices (MSRP) of $1,599 and $1,999 respectively.  In December 1996, the Company introduced the SR40•8, a 40-channel large-format sound reinforcement console followed in March 1998, by the SR56•8, a 56-channel version.  The MSRP’s of the SR40•8 and SR56•8 are $9,995 and $13,595, respectively.

          The SR 24•4 and 32•4 series mixers are targeted at bands and other touring musical groups, audio/video rental services and permanent sound reinforcement venues, including churches, clubs, small theatres and auditoriums.  These units routinely serve double duty in end users’ live portable systems and in their home recording studios since they include features necessary for use with multi-track digital recorders.  The SR40•8 and SR56•8 large-format consoles are intended for use in regional touring systems and for use as installed equipment in venues such as churches, auditoriums, music clubs or sporting facilities.

          Digital Consoles.  In July 1998, the Company entered the digital mixer market with the Digital 8•Bus production and post-production console (“D8B”).  With a suggested retail price of $9,999, the D8B has opened the high-end production and post-production market to many new users at the professional and semi-professional level.  At the heart of the D8B is an Intel Celeron® microprocessor running Mackie Real Time Operating System ™, the Company’s own operating system.  The D8B features 48 input channels, 24 internal and virtual channels, 8 mix buses and 12 auxiliary buses used for effects processing and monitoring.  Each input channel includes user-configurable 4-band digital equalization, dynamics processing, routing to internal effects processors and surround panning capabilities.  The D8B has 25 precision motorized faders to instantly recall mix settings and allow for dynamic automation of mix levels.  Rear panel card slots allow the addition of up to four DSP (Digital Signal Processing) cards that can run third-party signal processing software capable of providing up to 16 different effects at once.  Strategic partnerships with software suppliers offer the customer a growing library of effects programs from which to choose.  The D8B’s external Power Supply/CPU unit contains card slots for synchronizing the console to other digital devices, linking multiple consoles, connecting consoles to a LAN (Local Area Network) and transferring files from one console to another.

          Other Digital Automation Systems.  The Company’s other digital automation systems include the UltraMix® Universal Automation System and the Human User Interface (“HUI”).

          Digital audio workstations (“DAWs”) are used in commercial, project and home recording studios, and multimedia authoring such as video production, commercials, and other uses that combine visual and sound effects. HUI was developed in conjunction with Digidesign, a world leader in the DAW market.  HUI is a hands-on control surface that enhances DAW-user productivity with tactile controls and visual displays for mixing and editing functions that were previously controlled by conventional computer controls.  HUI, which retails for approximately $3,500, replaces a mouse with a control surface similar to a mixer.  The DAW market includes multimedia, film, video, and recording studio professionals.

          Hard Disk Recorder/Editors.  In November 2000, The Company delivered its first audio recorder.  A natural extension of the Company’s line of recording products, the HDR24/96 features 24 tracks of 24-bit digital audio recording on internal and external hard disk drives.  The HDR24/96 is designed to serve the music production, broadcast and post-production markets.  Priced at approximately $5,000, the HDR24/96 provides the recording and editing functions of computer-based digital audio workstations at a substantially lower cost, and no computer is needed.  An Intel Celeron® microprocessor running Mackie Real Time Operating System™ manages all recording and editing functions.  The built-in ATI Rage Pro™ graphics card supports powerful graphical editing of waveforms and track data with no additional computer needed.  Editing features include cut, copy and paste of audio tracks, track trim, loop and fade.  Volume envelopes can be added to any track, effectively automating any mixing console to which the HDR24/96 is attached.  Mackie Media™ removable hard drives store recording projects as a traditional recorder would use tape. 20Gb fixed drives and 2.2 Gb Orb Drives are the current Mackie Media options, each at a suggested retail price of $299.  The Remote 24, which serves as a remote control device for the HDR 24/96 is available for professional installations at a suggested retail price of $299.

          Powered monitor speakers.  Powered monitors are an essential tool in accurate sound reproduction, and are used in conjunction with mixer products.  Powered monitors pre-process sound through equalization and cross-overs, accurately amplify, then deliver a signal that is perfectly matched to the speaker components.  The Company introduced its first monitor, the HR824 active near-field studio monitor, in August 1997.  Priced at approximately $1,500 a pair, HR824's are primarily designed for studio recording with limited space.  These powered monitors are currently being used in a wide variety of applications including home and professional studio recording, video post-production, broadcast post-production, and home stereos.

          Speakers.  In 1999 the Company introduced its first sound reinforcement speaker, the SRM450, an active, 12” 2-way horn-loaded speaker in a lightweight polystyrene enclosure, at a suggested retail price of $899. The C300, at a suggested retail price of $499, is the 12” 2-way passive version of the SRM450, and is designed for use with the PPM Series powered mixers.  This speaker features the same lightweight polystyrene enclosure for easy portability and speaker configuration, but does not feature power amps or active technology.

          In 2000, the Company introduced three major new speakers as well as one new speaker family in this category. The SRS1500 is a 15” active subwoofer currently offered at a suggested retail price of $899.  This unit was designed for use with the SRM450, but works well with other full-range speakers.  The SR1530 is the world’s first active 3-way speaker currently offered at a suggested retail of $1,199.  The S500 is a 15” passive 2-way speaker designed for use with Mackie powered mixers currently offered at a suggested retail price of $649.  The Fussion Series speaker family currently consists of two products. The Fussion 3000, which has a suggested retail price of $4,999, is a high-output, 3-way, medium-throw, active speaker system.  It features high-precision transducers combined with application-specific amplifier technology that allows this integrated system to generate high output levels with very low distortion characteristics.  The Fussion 1800SA and 1800S, which have a suggested retail price of $2,999 and $1,249 respectively, is an extreme output, active subwoofer system featuring high-precision 18-inch transducers combined with application-specific amplifier technology.  The system is composed of two subwoofer cabinets:  the 1800SA, which contains a single 18-inch woofer and the active electronics, and the 1800S, a single 18-inch woofer cabinet that functions as a passive unit.

          RCF Precision Components.  Mackie Italy manufactures loudspeaker components.  These components are sold on an OEM basis to customers throughout the world who use them in their own branded loudspeakers.  RCF Precision components are found in some of the best performing speakers in the world.  These speakers can be heard in many large touring sound systems as well as stadiums, auditoriums, exhibit halls, theatres, concert halls, clubs and churches.

          Professional Speakers.  Mackie Italy also makes many families of finished loudspeakers, which are marketed under the RCF brand name.  These loudspeakers are sold both in the traditional passive format, meaning that amplification must be provided, and more recently in the active format, meaning that the amplifier is built into the loudspeaker.  Mackie Italy introduced its Art Series of loudspeakers in 1997.  The Art Series includes active and passive speakers in a molded plastic enclosure.

          Contractor Products.  For 50 years RCF, now Mackie Italy, has produced and sold a large range of commercial products to sound reinforcement contractors who use the products to install public address systems throughout the world.  The products are used in everything from life safety systems to background and foreground music systems.  The products produced and sold to sound contractors include speakers, amplifiers and mixers.  Mackie Italy leads the Italian market for contractor products and has begun expanding into other European markets where it is quickly gaining acceptance.

          Consumer Products.   Mackie Italy also produces and sells video projectors and consumer products for car and home use.

          Portable Sound Reinforcement.  In 1985, EAW introduced the KF850 three-way, horn-loaded loudspeaker array system, which rapidly became the most popular concert touring loudspeaker in the world.  The EAW product line now offers over 40 products specifically engineered to meet the needs of portable sound reinforcement.

          Installed Sound.  In 1989, EAW’s success with the then-new baseball stadium in Anaheim, CA launched its entry into the world of permanently installed sound reinforcement.  Since then, EAW loudspeaker systems have been installed in thousands of large and small venues around the world.  Today, EAW’s Phased PointSource Technology™ represents audio’s cutting edge for the largest outdoor stadiums.

          Cinema Market.  In 1995, EAW entered the cinema market by creating a group of loudspeaker systems specifically engineered to meet the needs of reproducing cinema’s digitally encoded soundtracks.  Since THX™ first approved three-way loudspeaker for use in THX-certified theaters, EAW has become the world’s leading supplier of three-way screen-channel cinema loudspeaker systems.

Distribution and Sales

           In the U.S., the Company uses a network of representatives to sell to over 1,500 retail dealers and 500 installed sound contractors, some of which have several outlets.  The Company’s products are sold in musical instrument stores, pro audio outlets and several mail order outlets.  The Company's top 10 dealers represented approximately 32%, 37% and 34% of the Company’s net sales in the U.S. in 2000, 1999 and 1998, respectively.  The Company has one dealer, Guitar Center, that accounted for approximately 13%, 13% and 14% of domestic net sales in 2000, 1999 and 1998, respectively.  No other dealer accounted for more than 10% of domestic net sales in this period.

          The Company carefully selects and reviews its representatives and dealers, including mail order outlets.  Representatives and domestic dealers enter into agreements with the Company that govern the terms under which they may sell the Company’s products.  Agreements with dealers and distributors define an approved territory and set forth the products to be sold.  These agreements are reviewed on a six-month basis, and decisions to renew are based on several factors, including sales performance and adequate representation of the Company and its products.  The Company’s representatives are paid on a commission basis.  Dealers retain the difference between their cost and the sale price of products sold.

          Internationally, products are offered through subsidiaries in Europe and China and through local distributors in 70 other countries where the Company does not have direct operations. The Company's top 10 international distributors represented approximately 18%, 16%, and 39% of the Company’s international net sales in 2000, 1999 and 1998, respectively.  No single international distributor accounted for more than 10% of international net sales in this period.  Sales to customers outside of the U.S. accounted for approximately 44%, 49%, and 43% of the Company’s net sales in 2000, 1999, and 1998, respectively.

          International distributors are selected on the basis of criteria established by the Company.  International distributors retain the difference between their cost and the sale price of products sold.  Through the acquisition of Mackie Italy, the Company now has direct sales offices in the United Kingdom, France, Italy, Germany and China.

Marketing

          The Company’s marketing strategy is designed to communicate with end-users directly and to educate them about its products.  The Company’s in-house marketing and design department creates all of its advertising, brochures, video, multimedia and trade show materials.  Additionally, the Company’s websites are developed and maintained in-house to provide timely and accurate product and support information.  Materials are provided by its marketing department to representatives, distributors and dealers worldwide, as part of the Company’s overall sales strategy.  Owner’s manuals and sales literature are currently produced in several different languages.  These materials are provided as a complement to the Company’s direct advertising and customer support follow-up program.  To further enhance customer awareness and understanding of its products, the Company advertises in leading trade publications, provides ongoing technical training and education for representatives and distributors, and participates in the primary industry trade shows for the musical instrument, video, recording studio, permanent installation and multimedia markets.  The Company has won several national advertisement awards as a result of this commitment to detail and excellence.

Customer Support

          The Company’s customer support program is designed to enhance loyalty by building customer understanding of product use and capabilities.  The customer service and support operation also provides the Company with a means of understanding customer requirements for future product enhancements.  This understanding comes through direct customer contact, as well as through close analysis of responses to various product registration surveys.

          The Company maintains a staff of product support specialists at its Woodinville, Washington headquarters to provide direct technical service and support.  Telephone support through a toll-free number is provided during scheduled business hours, and via the Company’s website after business hours.

          The Company also relies on its international distributors to support its products in countries where the Company does not have its own offices.  These distributors are responsible for warranty repairs and for the costs of carrying inventory required to meet customer needs.

          Service and repairs on the Company’s products sold in the U.S. are performed at its Woodinville, Washington and Whitinsville, Massachusetts sites, and for certain specialized products, at approximately 100 authorized warranty service centers located throughout the U.S.  Multiple locations are necessary for customer convenience and to minimize shipping costs.  The Company’s international distributors service all products shipped outside of the U.S., except to countries where the Company has its own offices.

          In 2000, a customer support and service operation was put in place in Amsterdam, Netherlands to provide more direct service and support for the customers throughout Europe.

          Mackie Italy has a separate technical assistance staff in Italy.  They interact directly with customers and service centers that service Mackie Italy products.  This technical support is provided free of charge.  Mackie Italy offers a standard 1 year warranty on all of its products when it sells directly to the end user.  When it sells through independent distributors, the distributors are responsible for warranty repairs.

Research and Development

          The Company’s research and development strategy is to develop affordable, high-quality products and related accessories for its targeted markets.  On December 31, 2000, the Company’s research and development staff consisted of 95 individuals.  The Company’s research and development expenses were approximately $9.4 million in 2000, $7.1 million in 1999, and $5.1 million in 1998.

Competition

          The market for professional audio systems in general is highly competitive.  The Company must compete with a number of professional audio manufacturers, several of whom have significantly greater development, sales, and financial resources than the Company.  The Company’s major competitors in the mixer market are subsidiaries of Harman International Industries, Inc. (including Soundcraft, Spirit by Soundcraft and Allen & Heath), Yamaha Corporation, Peavey Electronics Corporation, Teac America, Inc. (Tascam), SoundTracs PLC and Behringer Spezielle Studiotechnik GmbH.  Competitors in the power amplifier market include Peavey Electronics Corporation (including Crest Audio, Inc.), Crown International and QSC Audio Products, Inc.  Competing studio monitor loudspeaker manufacturers include Genelec, Inc., Event Electronics LLC, Alesis Corporation and JBL (a Harman International Industries, Inc. subsidiary).  Competing stage loudspeaker system manufacturers include JBL, Peavey Electronics Corporation and Electro-Voice.  Competitors in the component speaker market include JBL, Eminence Speaker Corporation, Acustica Beyma S.A. and B&C Speakers S.p.A.  Competitors in the commercial sound products category include JBL, Bose Corporation and TOA Corporation.  Competing installed sound loudspeaker system manufacturers include JBL, Electro-Voice, Community Professional Loudspeakers and Renkus-Heinz.  Competitors in the touring sound loudspeaker system category include JBL, L-Acoustics, Meyer Sound Laboratories and Nexo.

          The Company competes primarily on the basis of product quality and reliability, price, ease of use, brand name recognition and reputation, ability to meet customers' changing requirements and customer service and support.  However, despite the Company’s investment in research and development, there can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product modifications or enhancements or new products that respond effectively to technological advances by others.

Proprietary Technology

          The Company has a strong interest in protecting the intellectual property assets of the Company that reflect original research, creative development, and product development.  As such, the Company has sought protection through patents, copyrights, trademarks, and trade secrets.  The Company has applied and filed for various design and utility patents, both domestically and internationally.  The Company has actively used certain trademarks, and has applied for and registered specific trademarks in the U.S. and in foreign countries.  To protect works of original authorship, the Company asserts copyright protection.

          Along with extensive trademark and patent registration and filings, the Company has claimed copyright protection for works of original authorship, including product brochures, literature, advertisement, and web pages.  In certain cases, the Company has filed and will continue to file for copyright registration in the U.S.  While copyrights provide certain legal rights of enforceability, there can be no assurance as to the ability to successfully prevent others from infringing upon the Company’s copyrights.

          The Company has never conducted a comprehensive patent search relating to the technology used in its products.  The Company believes that its products do not infringe upon the proprietary rights of others.  There can be no assurance, however, that others will not assert infringement claims against the Company in the future or that claims will not be successful.

          While Mackie pursues patent, trademark and copyright protection for products and various marks, it also relies on trade secrets, know-how and continuing technology advancement, manufacturing capabilities, affordable, high-quality products, brand name recognition, new product introduction and direct marketing efforts to develop and maintain its competitive position.  Mackie’s policy is to have each employee enter into an agreement that contains provisions prohibiting the disclosure of confidential information to anyone outside the Company and to recognize the Company’s ownership of intellectual property developed by employees.  Consulting contracts generally provide for the protection of the Company’s intellectual property and the requirement of confidentiality.  There can be no assurance, however, that these confidentiality agreements will be honored or that the Company can effectively protect its rights to its unpatented trade secrets.  Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company’s trade secrets.  EAW pursues patent, trademark and copyright protection for several of its processes, as well as for its products.  By contrast, Mackie Italy has traditionally not sought patent protection for its products.  Similarly, Mackie Italy has not pursued trademark or copyright protection except for the name “RCF”.

Manufacturing

          The Company manufactures its products in its facilities in Woodinville, Washington; Whitinsville, Massachusetts; and central and northern Italy.  Each facility is focused on core manufacturing technologies as follows:  electronics, loudspeakers and loudspeaker systems, and transducers, respectively.  In addition, the facilities work together as part of the supply chain to provide integrated products to the market.  Many of the Company’s products share many components, which allows for integrated manufacturing of several distinct products and in certain cases significant part purchase volume discounts.  Much of the Company’s circuit card assembly is aided by automated assembly equipment.

          The Company relies almost exclusively on one vendor for its potentiometers and certain of its integrated circuits but is in contact with other manufacturers of these items regularly.  These items are critical components in certain of the Company's products.  Interruption in, or cessation of, the supply of these components from these suppliers could adversely affect the Company’s production capability, as the qualification process for another manufacturer, from sample submission to production quality and quantity delivery, could take several months.  The Company has an approximate three month supply of potentiometers and one month supply of these specific integrated circuits on hand at any given time which would serve to reduce any potential disruption.

Backlog

          The Company does not generally track backlog.  Typically, orders are shipped within two weeks after receipt.  In the case of new product introductions or periods where product demand exceeds production capacity, the Company allocates products to customers on a monthly basis until demand is met.

Employees

          At December 31, 2000, the Company and its subsidiaries had 1,452 full-time equivalent employees, including 166 in marketing, sales and customer support, 95 in research and development, 1,105 in manufacturing and manufacturing support (which includes manufacturing engineering) and 86 in administration and finance.  Approximately 144 of Mackie Italy’s employees in Italy are represented by a labor union.  The Company believes relations with all employees, union and non-union, are favorable.

Cautionary Factors That May Affect Future Results

          The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not exhaustive.  There may be additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial which may impact the Company’s business operations.  If any of the following risks occur, the Company’s business, financial condition, operating results and cash flows could be materially adversely affected.

          Development, Introduction and Shipment of New Products.  The Company currently is developing new analog and digital mixers, recording devices, amplifiers and loudspeakers and loudspeaker components.  Significant resource, technological, supplier, manufacturing or other problems may delay the development, introduction or manufacture of these products.

          In the past, when the Company’s sales have been affected by delays in developing and releasing new products, some customers waited for the Company’s new products, while others purchased products from the Company’s competitors.  Delays in the completion and shipment of new products, or failure of customers to accept new products, may affect future results.

          Variability in Quarterly Operating Results.  The Company’s operating results tend to vary from quarter to quarter.  The Company’s revenue in each quarter is substantially dependent on orders received within that quarter.  Conversely, the Company’s expenditures are based on investment plans and estimates of future revenues.  The Company may, therefore, be unable to quickly reduce spending if revenues decline in a given quarter.  As a result, operating results for that quarter will suffer.  The Company’s results of operations for any one quarter are not necessarily indicative of results for any future period.

          Other factors which may cause the Company’s quarterly results to fluctuate include:

•         increased competition in the Company’s niche markets

•         timing of new product announcements

•         product releases and pricing changes by the Company or its competitors

•         market acceptance or delays in the introduction of new products

•         production constraints

•         the timing of significant orders

•         customers’ budgets

•         foreign currency exchange rates

          Due to all of the foregoing factors, it is possible that in some future quarters the Company’s operating results will be below the expectations of analysts and investors.

          Rapid Technological Change.  Product technology in certain of the Company’s industries evolves rapidly, making timely product innovation essential to success in the marketplace.  The introduction of products with improved technologies or features may render the Company’s existing products obsolete and unmarketable.  If the Company cannot develop products in a timely manner in response to industry changes, or if the Company’s products do not perform well, the Company’s business and financial condition will be adversely affected.  Also, the Company’s new products may contain defects or errors which give rise to product liability claims against the Company or cause them to fail to gain market acceptance.

          Economic and Market Conditions.  The Company’s business is affected by domestic and global economic conditions and by the health of the professional audio market in the world.  The Company’s operations may in the future reflect substantial fluctuations from period to period as a consequence of such general economic and market conditions.  These factors could have a material adverse effect on the Company’s business and financial condition.

          Competition.  The Company expects competition to increase from both established and emerging companies.  If the Company fails to compete successfully against current and future sources of competition, the Company’s profitability and financial performance may be adversely affected.

          Dependence on Suppliers.  Certain parts used in the Company’s products are currently available from either a single supplier or from a limited number of suppliers.  If the Company cannot develop alternative sources of these components, or if the Company experiences deterioration in its relationship with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect the Company’s operating results.

          Because the Company relies on a small number of suppliers for certain parts, the Company is subject to possible price increases by these suppliers.  Also, the Company may be unable to accurately forecast its production schedule.  If the Company underestimates its production schedule, suppliers may be unable to meet the Company’s demand for components.  This delay in the supply of key components may materially adversely affect the Company’s business.

          International Operations.  International sales represented approximately 44% of the Company’s net sales for the year ended December 31, 2000.  The Company expects that international sales will continue to be a significant portion of its revenue.  International sales may fluctuate due to various factors, including:

•         unexpected changes in regulatory requirements

•         tariffs and taxes

•         difficulties in staffing and managing foreign operations

•         longer average payment cycles and difficulty in collecting accounts receivable

•         fluctuations in foreign currency exchange rates

•         product safety and other certification requirements

•         political and economic instability

          The European Community and European Free Trade Association have established certain electronic emission and product safety requirements (“CE”).  All of the Company’s new products meet these requirements. Failure to obtain either a CE certification or a waiver for any product may prevent the Company from marketing that product in Europe.

          The Company operates subsidiaries in Italy, the United Kingdom, Germany, France, the Netherlands and China.  The Company’s business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on these currencies.

          Protection of Intellectual Property.  Refer to the section captioned “Proprietary Technology” in Item 1 above.

          Acquisitions and Business Combinations.  In April 2000, the Company acquired EAW, a manufacturer of mid to high-end loudspeakers and loudspeaker systems.  This strategic acquisition was made to expand the Company’s product line and manufacturing capabilities.  The Company continues to integrate product offerings.  Integration of the products and operations may place significant burdens on the Company’s management and operating teams, and may divert management’s attention from its other business concerns.  If the Company fails to integrate its products and operations, the Company’s business and financial condition may suffer.

          In January 2001, the Company signed an agreement with Sydec NV ("Sydec") for the purchase of all of the shares of Sydec.  Based in Belgium, Sydec is recognized as a leading developer of products and services in the area of embedded electronics & software, networking, digital signal processing and Windows™ 95/98/NT/2000 driver & application development.  The transaction is expected to close in early April 2001. The Company will face the same product integration issues in 2001 related to Sydec that are noted above for EAW.

          The Company may pursue additional acquisitions of complementary technologies, product lines or businesses.  Further acquisitions may include risks like those involved in the Company’s acquisition of Mackie Italy and EAW, as well as risks of entering markets where the Company has no or limited prior experience, the potential loss of key employees of the acquired company, and impairment of relationships with existing employees, customers and business partners.  Further acquisitions may also impact the Company’s financial position.  For example, the Company may use significant cash or incur additional debt, which would weaken the Company’s financial position.  Goodwill and intangible assets acquired will be amortized to expense in the future, which may reduce the Company’s profitability.

          The Company cannot guarantee that future acquisitions will improve the Company’s business or operating results.

          Dependence on Key Personnel.  The Company’s future success will depend in a large part on the continued service of many of its technical, marketing, sales and management personnel and on its ability to attract, train, motivate and retain highly qualified employees.  The Company’s employees may voluntarily terminate their employment with the Company at any time.  Competition for highly qualified employees is intense, and the process of locating technical, marketing, sales and management personnel with the combination of skills and attributes required to execute the Company’s strategy is often lengthy.  The Company believes that it will need to hire additional technical personnel in order to enhance its existing products and to develop new products.  If the Company is unable to hire additional technical personnel, the development of new products and enhancements could likely be delayed.  The loss of the services of key personnel or the inability to attract new personnel could have a material adverse effect upon the Company’s results of operations.

          Risk of Euro Non-compliance.  Refer to the section captioned “Euro Conversion” in Item 7 below.

Item 2.  Properties

          The Company’s headquarters in Woodinville, Washington house its manufacturing, administrative, sales and marketing, research and development and customer support operations.  The building, which is occupied pursuant to a lease through December 31, 2004, is an 89,000 square foot manufacturing and office facility.  The monthly rent stated in the lease is $56,613, adjusted annually for changes in the Consumer Price Index (monthly rent expense in 2000 was $63,587).  Mackie leases its facility from Mackie Holdings, LLC, an entity owned by three significant shareholders and directors of the Company, on terms the Company believes are at least as favorable to the Company as might have been obtained from unaffiliated parties.

          In November 1995, Mackie entered into a 10-year lease, with an option to extend for an additional 10 years, covering property that is adjacent to Mackie’s existing facility.  The building is approximately 81,250 square feet.  Mackie is using the building for product shipping, additional vertical integration of manufacturing processes and other manufacturing activities.  Initial base monthly rent for the entire building is $43,063; after five years, the base rent increases to $49,563 per month.

          Mackie Italy's primary facilities in Reggio Emilia, Italy comprise a manufacturing facility totaling 119,000 square feet on a total site of 7 acres and a building for administrative offices of 13,000 square feet.  Both facilities are owned by Mackie Italy.

          The Company’s European service center is located in The Netherlands in a 1,234 square foot facility.  The Company intends to consolidate service activities for Europe at this facility.  The building is occupied pursuant to a lease dated February 2000, for a period of ten years with a termination period of twelve months.

          EAW’s entire operation is housed in a leased facility in Whitinsville, Massachusetts.  A series of ten buildings, nine of which are connected in a manufacturing complex, utilize a total of 245,000 square feet. The current lease, originally dated March 1, 1996 and amended several times, expires in February 2003.  The monthly rent is currently $50,023.

          The Company believes its existing facilities will be adequate to meet its requirements for at least the next fiscal year.

Item 3.  Legal Proceedings

          EAW has subrogated claims asserted against it from insurance companies who paid claims made by EAW’s landlord and other tenants in the building who were affected by a fire started by a loaned employee in a portion of the building occupied by EAW in 1996.  The insurance company for the landlord alleges that EAW is liable for up to $2.1 million for damages to the building.  The Company believes that these losses are not attributable to it under Massachusetts law.  The Company is vigorously defending these claims.  The claims of the other tenants have been covered by EAW’s insurance carrier.  The ultimate resolution of this matter is not known at this time.  No provision has been made in the Company’s consolidated financial statements related to these claims.

          The Company is also involved in various legal proceedings and claims that arise in the ordinary course of business.  Management currently believes that these matters will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

Item 4.  Submission of Matters to a Vote of Securities Holders

          None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

          The Company’s Common Stock is traded on the NASDAQ National Market System under the symbol “MKIE”.  The following table sets forth the high and low sale prices as reported on NASDAQ for the periods indicated.  These prices do not include retail markups, markdowns or commissions.

Common Stock
	HIGH	LOW
Year Ended December 31, 1999:
First Quarter	$ 6.88	$ 4.25
Second Quarter	$ 6.38	$ 4.25
Third Quarter	$ 5.00	$ 4.25
Fourth Quarter	$ 6.50	$ 3.75

Year Ended December 31, 2000:
First Quarter	$ 7.31	$ 5.00
Second Quarter	$ 7.06	$ 5.50
Third Quarter	$ 8.50	$ 6.50
Fourth Quarter	$ 7.81	$ 5.00

          As of March 7, 2001, there were 12,377,358 shares of Common Stock outstanding held by approximately 95 holders of record.  The number of holders does not include individual participants in security position listings.

          The Company has never paid dividends on its common stock.  The Company’s present policy is to retain earnings to finance the Company’s business.  Any future dividends will be dependent upon the Company’s financial condition, results of operations, current and anticipated cash requirements, acquisition plans and plans for expansion, and any other factors that the Company’s Board of Directors deems relevant.  Under its bank loan agreement, the Company is prohibited from paying any dividends without prior approval from the bank.  The Company has no present intention of paying dividends on its common stock in the foreseeable future.

Item 6.  Selected Financial Data

(in thousands, except per share data)

2000 (a)	1999	1998 (b)	1997	1996
Statement of Income Data
Net Sales (c)	$207,476	$156,340	$104,154	$ 76,582	$ 74,806
Gross Profit (c)	$72,827	$ 54,202	$ 38,271	$ 29,642	$ 29,678
Operating Expenses (c)	$57,856	$ 46,026	$ 29,856	$ 20,671	$ 17,784
Net Income	$6,226	$ 3,257	$ 5,581	$ 5,537	$ 7,421

December 31,
Balance Sheet Data	2000	1999	1998	1997	1996

Working Capital	$42,138	$ 37,258	$ 35,784	$ 35,956	$ 32,020
Total Assets	$165,198	$120,854	$118,890	$ 53,372	$ 46,256
Long-Term Debt	$29,970	$ 15,665	$ 18,984	$ 0	$ 0
Shareholders’ Equity	$57,770	$ 50,307	$ 49,569	$ 46,478	$ 42,283

Per Common Share Data (Diluted Basis)
Diluted Net Income Per Share	$ 0.49	$ 0.27	$ 0.43	$ 0.41	$ 0.55
Shares Used In Diluted Net Income Per Share	12,782	12,265	12,945	13,401	13,611

(a)	Includes financial data and results of operations of EAW from April 1, 2000.

(b)	Includes financial data of Mackie Italy, which was acquired June 29, 1998. Results of operations for Mackie Italy are included from July 1, 1998.

(c)	Amounts have been reclassified to conform with the adoption of Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs".

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

          This Annual Report on Form 10-K and other reports incorporated by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning.  Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

          The following discussions, including but not limited to, the sections entitled "Cautionary Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe some, but not all, of the factors that could cause the actual results to differ materially from the forward-looking statements.  These factors include, among others, the following: international, national and local general economic and market conditions; the size and growth of the professional audio equipment market; competition with other marketers, distributors and sellers of professional audio equipment; the Company's ability to develop and introduce new products; the Company's ability to sustain, manage or forecast its growth and inventories; the Company's ability to integrate the operations of companies acquired; the Company's ability to secure and protect trademarks, patents, and other intellectual property; the performance and reliability of the Company's products; customer service; the loss of significant customers or suppliers; dependence on distributors; management of increased costs of freight and transportation; the Company's ability to meet delivery deadlines; general risks associated with doing business in foreign countries, including, without limitation, import duties, tariffs, foreign currency fluctuations, and political and economic instability; changes in government regulations; its ability to attract and retain qualified employees; liability and other claims asserted against the Company; and other factors referenced or incorporated by reference in this report and other reports.

          The risks included above are not exhaustive. The Company operates in a very competitive environment and new risk factors may emerge from time to time. Management cannot predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

          The Company derives its operating revenue from worldwide sales of digital and analog audio mixers, speakers, amplifiers and other professional audio equipment.  A significant portion of the Company’s total sales is to customers outside the U.S.  International sales volumes have historically been affected by foreign currency fluctuations relative to the U.S. Dollar.  When weaknesses of local currencies have made the Company's products more expensive, sales to those countries have declined.

          The Company's gross margins are also affected by its international sales.  Typically, gross margins from products exported by Mackie are lower than from those sold in the U.S. due to discounts offered to its international distributors.  Mackie Italy does not offer discounts to its distributors.  The discounts offered by Mackie are given because the international distributors typically incur certain expenses, including technical support, product service and in-country advertising that the Company normally incurs for domestic sales.  The Company offered its international distributors a weighted-average discount of approximately 5.9% in 2000, 4.5% in 1999, and 10.1% in 1998.  The increase in discounts in 2000 relates to higher international discounts granted by EAW.  The decrease in discounts in 1999 is attributable to the lack of discounts offered by Mackie Italy.  Sales outside the U.S. represented approximately 44%, 49%, and 43% of the Company's net sales in 2000, 1999 and 1998, respectively.

          The Company will continue to introduce new products and product revisions as it has in the past.  Some anticipated new products will require the implementation of manufacturing practices for which the Company is not familiar.  This could result in lower margins as the Company becomes more familiar with new manufacturing procedures.

Results of Operations

Year Ended December 31, 2000 as Compared with Year Ended December 31, 1999

          The results of operations for the year ended December 31, 2000 include the results of operations for EAW beginning April 1, 2000.

Net Sales

          The Company’s net sales increased 32.7% to $207.5 million in 2000 from $156.3 million in 1999.  Of the $51.1 million increase, $30.6 million was attributable to the addition of EAW.  The Company also saw significant revenue contribution worldwide from products introduced in 1999 and 2000 in the product categories of powered and CFX mixers, speakers, and digital products of approximately $20.9 million.  These increases were partially offset by an unfavorable foreign currency exchange effect of $6.1 million and by declines in sales of M-1400 series amps and SR series live music application mixers of approximately $2.6 million.  Sales outside the U.S. decreased to 44% of the Company’s total net sales in 2000 from 49% in 1999.  This decrease was due mainly to the inclusion of sales by EAW whose sales outside of the U.S. comprised only 31% of its total net sales for 2000.

Gross Profit

          Gross profit was $72.8 million in 2000 compared with $54.2 million in 1999.  Of the $18.6 million increase, $11.6 million was attributable to the addition of EAW.  Gross profit was also up as a result of the new products introduced during 1999 and 2000 as noted above.  The increase was partially offset by an unfavorable foreign currency exchange effect on gross profit of approximately $2.4 million.  Gross margin increased slightly to 35.1% in 2000 from 34.7% in 1999.

Selling, General and Administrative

          Selling, general and administrative expense increased to $48.5 million in 2000 from $38.9 million in 1999.  Of the $9.6 million increase, $9.3 million was attributable to the addition of EAW, $0.8 million of which represents amortization charges on intangible assets.  Higher sales volumes causing corresponding increases in variable expenses, such as commissions, along with incremental costs associated with an increased headcount also contributed to the increase.  These increases in expenses were partially offset by a $2.1 million favorable impact of foreign currency exchange.  As a percentage of net sales, selling, general, and administrative expenses decreased to 23.4% in 2000 from 24.9% in 1999.  The decline in the percentage is primarily attributable to higher sales.

Research and Development

          Research and development expenses increased to $9.4 million in 2000 from $7.1 million in 1999.  The increase was primarily attributable to the inclusion of EAW’s research and development expenses of $2.3 million.  As a percentage of net sales, these expenses decreased slightly to 4.5% in 2000 compared with 4.6% in 1999.

Interest Income and Interest Expense

          Interest income decreased to $0.6 million in 2000 compared with $0.7 million in 1999.  Interest expense increased to $4.6 million in 2000 from $2.8 million in 1999 primarily due to borrowings related to the acquisition of EAW and to significantly higher levels of short-term borrowing.

Other Income (Expense), net

          Other expense for 2000 was $0.5 million compared with $0.1 million in 1999.  This increase was primarily due to the foreign exchange losses in 2000 as a result of the weakening of the Italian Lira against the U.S. Dollar over the past twelve months.

Income Tax Provision

          Income tax expense for 2000 was $4.2 million representing an overall effective tax rate of 40.5% compared to $2.8 million and 46.3% for 1999. The decrease in the effective tax rate was primarily attributable to foreign operations.

Year Ended December 31, 1999 as Compared with Year Ended December 31, 1998

          The results of operations for the year ended December 31, 1998 include the results of operations for Mackie Italy beginning July 1, 1998.

Net Sales

          The Company’s net sales increased 50.1% to $156.3 million in 1999 from $104.2 million in 1998.  The increase was primarily attributable to the inclusion of a full year of Mackie Italy’s sales in 1999 of $60.2 million compared to only six months in 1998 of $23.6 million.  The Company also saw significant revenue contribution worldwide from products introduced in 1999 in the product categories of powered and CFX mixers, speakers and amplifiers of approximately $24.5 million.  Sales in the new product categories were aided by the Company’s successful shift to a captive distribution model in Europe during the first half of 1999.  These increases were offset partially by declines in sales of 8•Bus series large console mixers and SR series live music application mixers of approximately $4.5 million.  Sales outside the U.S. increased to 49% of the Company’s total net sales in 1999 from 43% in 1998.  This increase was due mainly to the inclusion of a full year of sales by Mackie Italy whose sales outside of the U.S. comprised 96% of its total net sales for 1999.

Gross Profit

          Gross profit was $54.2 million in 1999 compared with $38.3 million in 1998.  The increase was primarily attributable to the inclusion of a full year of Mackie Italy’s gross profit in 1999 of $25.6 million compared to only six months in 1998 of $8.6 million.  Revenues were also up as a result of the new products introduced during 1999 and improved international distribution as noted above.  Gross profit as a percentage of sales decreased to 34.7% in 1999 from 36.7% in 1998.  The decrease in gross margin was the result of lower margins realized on some of the new products introduced during 1999 and lower sales volumes of high margin 8•Bus series large console mixers and SR series live music application mixers.

Selling, General and Administrative

          Selling, general and administrative expenses increased to $38.9 million in 1999 from $24.8 million in 1998.  The increase was primarily attributable to the inclusion of a full year of Mackie Italy’s selling, general and administrative expenses in 1999 of $17.4 million compared to only six months in 1998 of $7.8 million.  Higher sales volumes causing corresponding increases in variable expenses, such as commissions, along with incremental costs associated with new product rollouts, promotional expenses related to demo products and initial launch expenses related to the new Mackie Industrial Division (Mackie Industrial) also contributed to the increase.  Mackie Industrial was created as a new division of the Company in 1999 to focus on the installed sound market in the U.S.  This market encompasses installations in venues ranging in size from small cafés to commercial buildings to nationwide chains.  Mackie Italy has traditionally served the installed sound market in Europe and now Mackie Industrial has entered the U.S. installed market giving the Company a worldwide presence in this large segment.  The Company did not realize significant revenues from sales of Mackie Industrial products during 1999 as operations were still in the development phase.  Other contributing factors to the increase included higher legal expenses associated with the Behringer lawsuit that was settled in November 1999.  As a percentage of net sales, selling, general and administrative expenses increased to 24.9% in 1999 from 23.8% in 1998.

Research and Development

          Research and development expenses increased to $7.1 million in 1999 from $5.1 million in 1998.  The increase was primarily attributable to higher spending related to new product development across all areas of the Company’s product line during 1999.  A secondary cause was the inclusion of a full year of Mackie Italy’s research and development expenses in 1999 of $1.1 million compared to only six months in 1998 of $0.8 million. As a percentage of net sales, these expenses decreased to 4.6% in 1999 compared with 4.9% in 1998.

Interest Income and Interest Expense

          Interest income decreased to $0.7 million in 1999 compared with $0.8 million in 1998.  Interest expense increased to $2.8 million in 1999 from $1.5 million in 1998 primarily due to borrowings related to the acquisition of Mackie Italy and to Italian debt carried by Mackie Italy.  Included in 1999 is a full year of acquisition and Mackie Italy interest expense compared to only six months in 1998.  Prior to the acquisition in June 1998, the Company had no long-term debt.

Income Tax Provision

          Income tax expense for 1999 was $2.8 million representing an overall effective tax rate of 46.3% compared to $2.3 million and 29.2% for 1998. The increase in the effective tax rate was primarily attributable to foreign operations.

Liquidity and Capital Resources

          The Company used internally generated cash, as well as bank borrowings, to finance its operations during 2000 and 1999.  The Company’s operating activities used cash of $5.3 million in 2000 and generated cash of $5.6 million in 1999.  Net cash used by operating activities in 2000 was primarily attributable to increases in inventories, accounts receivable and a decline in income taxes payable offset partially by net income, increases in accounts payable and accrued expenses and a decline in prepaid expenses and other current assets.  The large increase in inventories for 2000 over 1999 is attributable to higher levels of required inventory resulting from the expansion of the Company’s product lines, certain product release delays and anticipated sales volume increases that did not materialize.  The increase in depreciation and amortization expense was primarily related to the amortization of intangible assets that were booked on the acquisition of EAW.

           Net cash used in investing activities increased to $20.6 million in 2000 from $3.1 million in 1999, due principally to the acquisition of EAW, net of cash acquired of $19.9 million and purchases of property, plant and equipment of $6.6 million.  These uses were partially offset by net proceeds from transactions involving available-for-sale securities of $5.9 million.  At December 31, 2000, the Company has an agreement for consulting services related to the implementation of an Oracle based software system.  The agreement totals approximately $2.8 million all of which was outstanding at December 31, 2000 and will be due and payable during 2001.  Approximately $0.6 million was accrued as of December 31, 2000.  The Company intends to finance its 2001 capital expenditures and commitments from cash provided by operations, current cash reserves and existing credit facilities.

          Net cash provided by financing activities increased to $25.3 million in 2000 from $2.2 million 1999, due principally to proceeds from bank credit facilities used for the acquisition of EAW of $19.0 million and net proceeds on bank line of credit and other short-term borrowings of $11.9 million.   These inflows were partially offset by repayments of long-term debt related to the Mackie Italy acquisition, EAW long-term debt and Italian based long-term debt totaling $9.2 million.

          In June 1998, the Company entered into a credit agreement with a bank to provide certain credit facilities to the Company, including a $12.8 million loan for the acquisition of Mackie Italy of which $8.7 million was outstanding at December 31, 2000.  The loan, which is secured by all of the Company’s assets, bears interest at the bank’s prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses.  Interest on the loan is payable monthly.  Principal is payable on September 30 of each year in installments equal to 1/7 of the amount borrowed.  All outstanding principal and interest amounts are due on September 30, 2003.

          In April 2000, the Company borrowed long-term debt of $19.0 million in connection with the acquisition of EAW (see Note 2 of Notes to Consolidated Financial Statements and Form 8-K filed April 21, 2000).  The Company also paid off approximately $5.8 million of EAW’s existing debt using cash and available-for-sale securities.  Funding for this pay down came from cash and investments.  The loan, which is an amendment to the June 1998 credit agreement, is also secured by all of the Company’s assets, bears interest at the bank’s prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses.  Interest on the loan is payable monthly.  Principal is payable on March 31 of each year beginning in 2001 in installments equal to 1/7 of the amount borrowed.  All outstanding principal and interest amounts are due on September 30, 2003.

          In September 2000, the Company restructured its U.S. bank line of credit.  The new line provides up to $15.0 million of short-term borrowing subject to certain limitations.  These limitations reduced the maximum allowable borrowing to $12.4 million as of December 31, 2000.  This line of credit, which is an amendment to the June 1998 credit agreement, is secured by all of the Company’s U.S. based assets.  At December 31, 2000, there was $11.5 million outstanding on the line of credit (zero at December 31, 1999) as well as a $1.5 million guarantee on debt of Mackie Italy.  The Company was not in compliance with the borrowing limitation on the line of credit at December 31, 2000 by approximately $0.6 million but obtained a waiver from the bank.  This credit facility expires April 30, 2002.

          Under the terms of the June 1998 credit agreement and all related amendments, the Company must maintain certain financial ratios and tangible net worth.  The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit of $15.0 million.

          Mackie Italy also has agreements with several banks in Italy that provide short-term credit facilities totaling approximately $25.2 million.  At December 31, 2000 and 1999, there was approximately $19.8 million and $16.0 million outstanding under these facilities, respectively.  The majority of these credit facilities are secured by Mackie Italy’s receivables.  Interest rates on these credit facilities range from 4.8% to 13.5%.

          The weighted-average interest rate on short-term borrowings for the Company of $31.3 million at December 31, 2000 was 7%.

          Mackie Italy also has various long-term loans outstanding at December 31, 2000, totaling approximately $6.8 million, which bear interest at rates from 6.3% to 8.9%.  These loans, certain of which are secured by specific assets of Mackie Italy, mature at varying dates up to 2013.

          The Company believes that its existing cash, cash equivalents, available-for-sale securities and credit facilities will be sufficient to provide adequate working capital to fund operations over the next twelve months.  However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.  The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies  (see Note 17 of Notes to Consolidated Financial Statements).

Inflation and Changes in Foreign Currency Exchange Rates

          Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

          Sales and expenses incurred by foreign subsidiaries are denominated in each subsidiary’s local currency and translated into U.S. dollar amounts at average rates during the period.  The impacts of foreign exchange when significant are disclosed in the “Results of Operations” section of Item 7 to Form 10-K.

Euro Conversion

          European business systems are being forced to handle currencies in a new way with the introduction of the Euro.  Mackie Italy’s computer system does not support the Euro, and reprogramming the system is not an economically viable option.  Although the date for mandatory Euro compliance is January 1, 2002, it is believed that the existing system can be utilized until early in the fourth quarter 2001 after which time the transition to the new system would need to begin.  The Company has acquired an Oracle based software system and the related computer hardware to run a single system for all worldwide operations.  Implementation procedures related to the system began during the third quarter of 2000.  This system will be Euro compliant and is scheduled to be in place in Italy during the second half of 2001.  The cost of this system is preliminarily estimated to be in the range of $6.0 to $8.0 million dollars.

New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  This statement, as amended, is effective for the Company beginning January 1, 2001.  The adoption of SFAS No. 133 will not have a material impact on the Company’s consolidated financial position or results of operations.

          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, which was adopted by the Company in the fourth quarter of 2000.  SAB 101 provides guidance on revenue recognition and the SEC staff’s views on the application of accounting principles to selected revenue recognition issues.  The adoption of SAB 101 did not have a material impact on the Company’s consolidated financial statements.

          In September 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.  Issue No. 00-10 deals with the accounting for income billed and costs related to shipping and handling charges on processing and delivery of customer orders.  Historically, accounting for these elements varied significantly from company to company.   The EITF concluded that amounts directly billed to customers for shipping and handling should be classified as revenue and that the related costs to provide such services may be classified as cost of sales.

          The Company adopted Issue No. 00-10 in the fourth quarter of 2000.  Previously, the Company netted shipping and handling charges billed to customers against selling, general and administrative (SG&A) expense.  The following reclassifications to net sales, cost of sales and SG&A expense for the years ended December 31, 1999 and 1998 resulted from the adoption of this EITF.  Net sales increased $2.5 million to $156.3 million for 1999, and $2.2 million to $104.2 million for 1998.  Cost of sales increased $5.4 million to $102.1 million for 1999, and $3.2 million to $65.9 million in 1998.  SG&A expense decreased $2.9 million to $38.9 million for 1999, and $1.0 million to $24.8 million for 1998.

          In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions involving Stock Compensation”.  FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB 25) and was effective July 1, 2000.  FIN 44 clarifies the definition of “employee” for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination.  The adoption of FIN 44 did not have a material impact on the Company’s consolidated financial statements.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

          The Company did not have any derivative financial instruments as of December 31, 2000 and 1999.  However, the Company is exposed to interest rate risk. The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s cash equivalents and available-for-sale securities as well as interest paid on debt.

          At December 31, 2000, the Company had cash and cash equivalents, available-for-sale securities and bonds of $8.2 million and short-term borrowings of $31.3 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% (for example from 8% to 8.8%) would not have a material effect on the Company’s earnings for the year ended December 31, 2000.

          The Company has lines of credit and other debt whose interest rates are based on various published prime rates that may fluctuate over time based on economic changes in the environment.  The Company is subject to interest rate risk, and could be subject to increased interest payments if market interest rates fluctuate.  The Company does not expect any change in the interest rates to have a material adverse effect on the Company’s results of operations.

Foreign Currency Risk

          The Company operates foreign subsidiaries in Canada, Italy, the United Kingdom, Germany, France, the Netherlands, China and the Czech Republic.  The Company’s business and financial condition are, therefore, sensitive to currency exchange rates or any other restrictions imposed on their currencies. Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates during the period.  The Company does not employ any derivative based hedging strategies, however, it may do so in the future.  The Company also has a significant natural hedge in the form of Italian based manufacturing and European based operating, interest and tax expenses.

          Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% increase in the value of the U.S. Dollar, throughout the year ended December 31, 2000, would have had the effect of reducing net income approximately $0.2 million.

Item 8.  Consolidated Financial Statements and Supplementary Data

          See pages 26 to 51.

Report of KPMG LLP, Independent Auditors

The Board of Directors and Shareholders
Mackie Designs, Inc.

          We have audited the accompanying consolidated balance sheets of Mackie Designs Inc., and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income for the years then ended.  In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index insofar as it relates to the years ended December 31, 2000 and 1999.  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mackie Designs Inc., and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2000 and 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

KPMG LLP

Seattle, Washington
February 22, 2001

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Mackie Designs Inc.

          We have audited the accompanying consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for year ended December 31, 1998.  Our audit also included the financial statement schedule listed in the Index at Item 14(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

          We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Mackie Designs, Inc., for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

Ernst & Young LLP

Seattle, Washington
February 26, 1999

MACKIE DESIGNS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$3,837,892	$4,629,234
Available-for-sale securities	509,333	6,328,146
Accounts receivable, less allowance for doubtful accounts of $1,079,000 and $1,146,000, respectively	39,085,103	31,679,300
Inventories	63,470,535	39,678,922
Prepaid expenses and other current assets	1,514,093	1,832,411
Deferred income taxes	3,148,057	2,488,666
Total current assets	111,565,013	86,636,679

Property, plant and equipment, net	23,567,445	20,501,755
Intangible assets, net	24,418,784	7,321,725
Bonds	3,891,279	3,902,473
Other assets, net	1,755,123	2,491,247

Total assets	$165,197,644	$120,853,879

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$31,280,882	$16,009,408
Accounts payable	21,912,383	16,142,548
Accrued expenses	10,502,723	8,257,304
Income taxes payable	706,143	2,009,952
Current portion of long-term debt	5,024,473	6,959,779
Total current liabilities	69,426,604	49,378,991

Long-term debt	29,970,403	15,664,662
Employee and other liabilities	3,932,350	3,778,149
Deferred income taxes	4,098,067	1,725,095

Total liabilities	$107,427,424	$70,546,897

Commitments, contingencies and subsequent event

Shareholders' equity:
Preferred stock, no par value:
Authorized shares – 5,000,000; Outstanding shares – none
Common stock, no par value:
Authorized shares – 40,000,000; Issued and outstanding shares – 12,372,358 and 12,107,758 in 2000 and 1999, respectively	27,720,181	25,802,401
Retained earnings	31,885,054	25,658,852
Accumulated other comprehensive loss	(1,835,015)	(1,154,271)
Total shareholders' equity	57,770,220	50,306,982

Total liabilities and shareholders' equity	$165,197,644	$120,853,879

See accompanying Notes to Consolidated Financial Statements.

MACKIE DESIGNS INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2000	1999	1998

Net sales	$207,476,130	$156,339,988	$104,154,006
Cost of goods sold	134,648,908	102,138,192	65,882,635
Gross profit	72,827,222	54,201,796	38,271,371

Operating expenses:
Selling, general, and administrative	48,486,522	38,879,323	24,761,282
Research and development	9,369,709	7,146,954	5,094,333
Total operating expenses	57,856,231	46,026,277	29,855,615
Operating income	14,970,991	8,175,519	8,415,756

Interest income	615,649	740,962	781,861
Interest expense	(4,580,955)	(2,772,243)	(1,520,648)
Other income (expense), net	(538,055)	(76,190)	206,016
Income before income taxes	10,467,630	6,068,048	7,882,985

Income taxes	4,241,428	2,810,781	2,302,211

Net income	$6,226,202	$3,257,267	$5,580,774

Net income per share:
Basic	$0.51	$0.27	$0.44

Diluted	$0.49	$0.27	$0.43

Weighted average common and potential common shares used in computing net income per share:
Basic	12,211,230	12,214,982	12,594,090

Diluted	12,782,181	12,264,679	12,945,170

See accompanying Notes to Consolidated Financial Statements.

MACKIE DESIGNS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	1999	1998
Operating activities
Net income	$6,226,202	$3,257,267	$5,580,774
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	7,375,627	6,399,855	4,743,883
Loss on asset dispositions	83,496	—	1,231
Deferred stock compensation	449,250	—	—
Deferred income taxes	(816,727)	(1,311,115)	(503,819)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,538,996)	(3,888,511)	(3,227,231)
Inventories	(17,889,095)	(2,749,123)	(5,063,801)
Prepaid expenses and other current assets	1,316,249	(78,184)	875,644
Other assets	562,224	(1,064,760)	(734,940)
Accounts payable and accrued expenses	1,871,954	4,854,571	575,844
Income taxes payable	(1,209,991)	402,601	(532,733)
Other long term liabilities	280,554	(174,250)	(169,647)
Cash provided (used) by operating activities	(5,289,253)	5,648,351	1,545,205

Investing activities
Acquisition of businesses, net of cash acquired	(19,894,937)	—	(14,645,175)
Purchases of available-for-sale securities	(2,358,160)	(8,951,129)	(18,769,653)
Proceeds from sales of available-for-sale securities	5,947,121	—	7,375,556
Proceeds from maturities of available-for-sale securities	2,358,160	8,985,000	15,948,839
Purchases of property, plant and equipment	(6,609,324)	(3,115,942)	(5,337,924)
Proceeds from asset dispositions	—	—	28,799
Cash used in investing activities	(20,557,140)	(3,082,071)	(15,399,558)

Financing activities
Proceeds from long-term debt	21,130,263	396,385	17,239,457
Payments on long-term debt	(9,200,886)	(2,890,132)	(1,608,935)
Net proceeds (payments) on bank line of credit and short-term borrowings	11,877,004	5,974,760	(811,478)
Repurchase and retirement of common stock	—	(1,308,259)	(2,638,125)
Net proceeds from exercise of stock options	1,468,530	8,325	83,250
Cash provided by financing activities	25,274,911	2,181,079	12,264,169

Effect of exchange rate changes on cash	(219,860)	(241,736)	738,615

Increase (decrease) in cash and cash equivalents	(791,342)	4,505,623	(851,569)

Cash and cash equivalents at beginning of year	4,629,234	123,611	975,180

Cash and cash equivalents at end of year	$3,837,892	$4,629,234	$123,611

Supplemental disclosures
Cash paid for interest	$3,911,000	$2,409,000	$1,617,000
Cash paid for income taxes	$5,591,000	$3,468,000	$2,397,000

See accompanying Notes to Consolidated Financial Statements.

MACKIE DESIGNS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance at December 31, 1997	12,733,650	$29,657,210	$16,820,811	—	$46,478,021
Exercise of stock options	15,000	83,250	—	—	83,250
Repurchase of common shares	(392,164)	(2,638,125)	—	—	(2,638,125)
Net income	—	—	5,580,774	—	5,580,774
Foreign currency translation adjustment, net of tax	—	—	—	65,137	65,137
Comprehensive income	—	—	—	—	5,645,911

Balance at December 31, 1998	12,356,486	27,102,335	22,401,585	65,137	49,569,057
Exercise of stock options	1,500	8,325	—	—	8,325
Repurchase of common shares	(250,228)	(1,308,259)	—	—	(1,308,259)
Net income	—	—	3,257,267	—	3,257,267
Foreign currency translation adjustment, net of tax	—	—	—	(1,211,927)	(1,211,927)
Unrealized loss on available-for-sale securities	—	—	—	(7,481)	(7,481)
Comprehensive income	—	—	—	—	2,037,859

Balance at December 31, 1999	12,107,758	25,802,401	25,658,852	(1,154,271)	50,306,982
Exercise of stock options	264,600	1,468,530	—	—	1,468,530
Amortization of deferred stock compensation	—	449,250	—	—	449,250
Net income	—	—	6,226,202	—	6,226,202
Foreign currency translation adjustment, net of tax	—	—	—	(688,225)	(688,225)
Reclassification adjustment for loss included in net income on available-for-sale securities	—	—	—	7,481	7,481
Comprehensive income	—	—	—	—	5,545,458

Balance at December 31, 2000	12,372,358	$27,720,181	$31,885,054	$(1,835,015)	$57,770,220

See accompanying Notes to Consolidated Financial Statements.

MACKIE DESIGNS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
          The consolidated financial statements include the accounts of Mackie Designs, Inc. and its wholly-owned subsidiaries (the “Company”).  In December 2000, the name of the Company's subsidiary, Radio Cine Forniture S.p.A. (“RCF”), was changed from RCF to Mackie Designs (Italy) S.p.A (Mackie Italy).  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts reported in previous years have been reclassified to conform to the 2000 presentation.

Operations
          The Company develops, manufactures, sells, and supports high-quality, professional audio equipment.  The Company sells to retailers and distributors throughout the world, generally on open credit terms.  Sales to customers outside of the U.S. approximated 44%, 49%, and 43% of net sales in 2000, 1999, and 1998, respectively.

Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

Foreign Currency Translation
          Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date.  Net sales, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss) in shareholders’ equity.  Realized and unrealized gains and losses on foreign currency transactions are included in other income (expense), net.

Revenue Recognition
          Revenues from sales of products are generally recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer and collection of any resulting receivable is reasonably assured.  The Company has certain software related products within its digital product line.  The Company follows the principles of AICPA Statement of Position 97-2, “Software Revenue Recognition” in recognizing revenues for these products, which generally occurs when the Company has customer acceptance and collection of any resulting receivable is reasonably assured.

Cash Equivalents
          The Company considers all liquid investments purchased with a maturity at purchase of three months or less to be cash equivalents.

Marketable Securities
          Management determines the appropriate classification of marketable securities at the time of purchase and re–evaluates such designation as of each balance sheet date.  Debt securities are treated as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost.  Zero coupon bonds held by Mackie Italy are the only securities the Company treats as held-to-maturity (see Note 3 of Notes to Consolidated Financial Statements).

          Debt and marketable equity securities not treated as held-to-maturity are classified as available-for-sale.  Available-for-sale securities are primarily high-grade U.S. corporate and government securities, all of which are recorded at amortized cost, which approximates fair value.  Available-for-sale securities are classified in the balance sheet as current based on maturity dates.  Unrealized gains and losses on available-for-sale securities are excluded from the results of operations and are reported as a component of comprehensive income (loss) in shareholders' equity.

          The amortized cost of debt securities treated as held-to-maturity is adjusted for accretion of discounts or amortization of premiums to maturity, over the estimated life of the security.  Such amounts are included in interest income.

Inventories
          Inventories are valued at the lower of cost, as determined by the first-in, first-out method, or market.

Property, Plant and Equipment
          Property, plant and equipment are stated at cost, less accumulated depreciation and amortization.  Significant additions and improvements are capitalized.  Maintenance and repairs are expensed as incurred.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of buildings, machinery and equipment, and furniture and fixtures of thirty-three years, five to seven years, and three to five years, respectively.  Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.  Direct internal and external costs of computer software developed for internal use are capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Capitalized costs are amortized using the  straight-line method over the estimated useful lives beginning when each module is complete and ready for its intended use.

Intangibles
          Intangibles represent goodwill resulting from the excess of the purchase price over the fair value of assets acquired as well as other specifically identified intangible assets resulting from acquisitions.  Intangibles are being amortized on the straight-line method over the estimated useful lives of goodwill, developed technology and trademarks of twenty years and assembled workforce of five years.

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

Fair Value of Financial Instruments
          The carrying amounts of the Company’s cash, available-for-sale securities, accounts receivable, bonds, short-term borrowings, accounts payable and long-term debt approximate fair value because they are of a short-term nature or have interest rates that approximate market rates.

Warranty Costs
          The Company provides an accrual for future warranty costs at the time of sale of products.  The warranty for the Company’s products generally covers defects in materials and workmanship for a period of one to six years.

Advertising Costs
          The cost of advertising included in selling, general and administrative expense is expensed as incurred.  For 2000, 1999, and 1998, the Company incurred advertising expenses of $3.9 million, $4.2 million, and $3.7 million, respectively.

Stock Compensation
          The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, the Company accounts for stock-based employee compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Compensation expense for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price and is recognized on a straight-line basis over the vesting period.

Income Taxes
          Income taxes are accounted for under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

Concentrations
          The Company is subject to concentrations of credit risk from its holdings of cash, cash equivalents, and securities.  The Company’s credit risk is managed by investing in high-quality money market instruments, securities of the U.S. Government and its agencies, and high-quality corporate issues.  In addition, a significant portion of the Company’s accounts receivable is due from customers outside of the U.S.  The Company generally requires letters of credit or advance payments for international sales made by its U.S. divisions.  No individual country outside of the U.S. accounted for more than 10% of net sales in any of the periods presented.

          The Company relies almost exclusively on one vendor for its potentiometers and certain of its integrated circuits, but is in contact with other manufacturers of these items regularly.  These items are critical components in certain of the Company's products.  Interruption in, or cessation of, the supply of these components from these suppliers could adversely affect the Company’s production capability, as the qualification process for another manufacturer, from sample submission to production quality and quantity delivery, could take several months.  The Company has an approximate three month supply of potentiometers and one month supply of these specific integrated circuits on hand at any given time which would serve to reduce any potential disruption.

Comprehensive Income
          The Company’s comprehensive income includes all items which comprise net income, the effect of foreign currency translation and unrealized gains/losses on available-for-sale securities.  Comprehensive income is shown in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

New Accounting Pronouncement
          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”    SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  This statement, as amended, is effective for the Company beginning January 1, 2001.  The adoption of SFAS No. 133 will not have a material impact on the Company’s consolidated financial position or results of operations.

          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101,which was adopted by the Company in the fourth quarter of 2000.    SAB 101 provides guidance on revenue recognition and the SEC staff’s views on the application of accounting principles to selected revenue recognition issues.  The adoption of SAB 101 did not have a material impact on the Company’s consolidated financial statements.

          In September 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.  Issue No. 00-10 deals with the accounting for income billed and costs related to shipping and handling charges on processing and delivery of customer orders.  Historically, accounting for these elements varied significantly from company to company.   The EITF concluded that amounts directly billed to customers for shipping and handling should be classified as revenue and that the related costs to provide such services may be classified as cost of sales.

          The Company adopted Issue No. 00-10 in the fourth quarter of 2000.  Previously, the Company netted shipping and handling charges billed to customers against selling, general and administrative (SG&A) expense. The following reclassifications to net sales, cost of sales and SG&A expense for the years ended December 31, 1999 and 1998 resulted from the adoption of this EITF.  Net sales increased $2.5 million to $156.3 million for 1999, and $2.2 million to $104.2 million for 1998.  Cost of sales increased $5.4 million to $102.1 million for 1999, and $3.2 million to $65.9 million in 1998.  SG&A expense decreased $2.9 million to $38.9 million for 1999, and $1.0 million to $24.8 million for 1998.

          In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions involving Stock Compensation”.  FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB 25) and was effective July 1, 2000.  FIN 44 clarifies the definition of “employee” for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination.  The adoption of FIN 44 did not have a material impact on the Company’s consolidated financial statements.

2.  ACQUISITIONS
          In April 2000, the Company acquired 100% of the capital stock of Eastern Acoustic Works, Inc. (EAW).  EAW designs and manufactures loudspeaker systems, including integrated signal processing for the installed and touring sound markets and is based in Whitinsville, Massachusetts.  The acquisition was accounted for under the purchase method of accounting.  The aggregate purchase price, plus related acquisition costs, was approximately $19.6 million.  The excess of the purchase price over the fair value of net tangible assets acquired ($0.9 million) approximating $18.7 million is included in intangible assets.  A total of $8.2 million of the purchase consideration was specifically allocated to identifiable intangible assets, including developed technology ($5.2 million), assembled workforce ($1.6 million), and trademark ($1.4 million).  The remaining $10.5 million is goodwill.  Goodwill, developed technology and trademark are being amortized on the straight line method over 20 years, while the assembled workforce is being amortized on the straight line method over 5 years.  The results of EAW have been included in the Company’s consolidated results of operations from the date of acquisition.

          On June 29, 1998, the Company acquired 100% of the capital stock of Mackie Italy, an Italian corporation.  Mackie Italy is a manufacturer of loudspeakers and speaker components based in Reggio Emilia, Italy.  The acquisition was accounted for under the purchase method of accounting.  The aggregate purchase price, plus related acquisition costs, was approximately $15.0 million.  The excess of the purchase price over the fair value of net assets acquired, aggregating approximately $8.0 million, is included in goodwill.  The results of operations of Mackie Italy have been included in the Company’s consolidated results of operations from the date of acquisition.

          The following table presents unaudited pro forma consolidated financial information for the years ended December 31, 2000 and 1999 as if the acquisition of EAW had occurred on January 1 of each year after giving effect to certain adjustments, including amortization of intangibles:

	Years Ended December 31,
	2000	1999

Net sales	$217,244,380	$195,933,141
Net income	$5,584,668	$1,833,240
Diluted income per share	$0.44	$0.15

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

3.  INVESTMENTS

          The amortized cost of available-for-sale securities approximated fair market value and was as follows:

	December 31,
	2000	1999
U.S. Government securities	$509,333	$479,922
Bank certificates of deposit	—	574,725
Corporate debt securities	—	5,273,499
	$509,333	$6,328,146

          As of December 31, 2000 and 1999, available-for-sale securities had contractual maturities of one year or less.

          Mackie Italy holds various zero-coupon Italian bank bonds as collateral for two bank term loans (see Note 8 of Notes to Consolidated Financial Statements).  The bonds aggregated $3.9 million at both December 31, 2000 and 1999, and are carried at amortized cost, which approximates market value.  The bank bonds have various maturities ranging from 2001 to 2004, however reinvestment is required under the collateral agreement so the maturity date is effectively 2004.  The interest rates on these bonds range from 3.4% to 7.0% (average rate was 6.8% at both December 31, 2000 and 1999).  These bonds are treated as held-to-maturity and are restricted as to their use.

4.  INVENTORIES

          Inventories consist of the following:

	December 31,
	2000	1999
Raw materials	$31,579,234	$16,499,299
Work in process	4,830,897	4,845,789
Finished goods	27,060,404	18,333,834
	$63,470,535	$39,678,922

5.  INTANGIBLE ASSETS

          Intangible assets consist of the following:

	December 31,
	2000	1999
Goodwill	$17,974,295	$7,907,866
Developed technology	5,200,000	—
Assembled workforce	1,660,000	—
Trademark	1,380,000	—
	26,214,295	7,907,866
Less accumulated amortization	1,795,511	586,141
	$24,418,784	$7,321,725

6.  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of the following:

	December 31,
	2000	1999
Land	$2,014,365	$2,150,614
Buildings	3,298,929	2,794,308
Machinery and equipment	21,868,448	19,304,674
Furniture and fixtures	12,785,406	8,506,274
Leasehold improvements	3,803,423	2,957,175
	43,770,571	35,713,045
Less accumulated depreciation and amortization	20,203,126	15,211,290
	$23,567,445	$20,501,755

7.  INCOME TAXES

          Components of income before income taxes are as follows:

	2000	1999	1998

United States	$9,212,206	$6,900,322	$8,790,207
Foreign	1,255,424	(832,274)	(907,222)
Income before income taxes	$10,467,630	$6,068,048	$7,882,985

          The provision for income taxes is as follows:

	2000	1999	1998

Current taxes on income:
United States	$3,919,127	$2,763,450	$2,717,660
Foreign	1,139,028	1,358,446	88,370
Total current income taxes	5,058,155	4,121,896	2,806,030
Deferred income taxes:
United States--federal	(826,296)	(644,963)	(480,000)
United States--state	(130,954)	-	-
Foreign	140,523	(666,152)	(23,819)
Total deferred income taxes	(816,727)	(1,311,115)	(503,819)
Total income taxes	$4,241,428	$2,810,781	$2,302,211

          The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2000	1999

Deferred tax assets:
Accrued expenses	$1,241,922	$911,416
Bad debt allowances	313,534	251,899
Inventory adjustments	1,016,595	1,279,659
Net operating loss carryforwards	447,575	386,033
Tax credit carryforwards	259,091	335,091
Other items, net	866,637	548,057
	4,145,354	3,712,155

Less valuation allowance	(98,974)	(74,425)
	4,046,380	3,637,730

Deferred tax liabilities:
Property, plant and equipment	2,363,345	2,874,159
Specifically identifiable intangible assets	2,633,045	—
Total deferred tax liabilities	4,996,390	2,874,159
Net deferred tax assets (liabilities)	$(950,010)	$763,571

          In connection with the acquisition of EAW in 2000, the Company recorded a net deferred tax liability of $3.1 million.

          The deferred tax assets (liabilities) of foreign jurisdictions comprised $1.5 million and ($2.1) million at December 31, 2000, respectively and $2.1 million and ($2.5) million at December 31, 1999, respectively.

          A reconciliation from the U.S. statutory income tax rate of 34% to the effective income tax rate is as follows:

	2000		1999		1998
Tax at the statutory rate	$3,558,994	34.0%	$2,063,136	34.0%	$2,680,215	34.0%
Effect of the research and development tax credit	(398,581)	(3.8)	(200,000)	(3.3)	(280,000)	(3.6)
Foreign sales corporation tax benefit	(336,029)	(3.2)	(311,835)	(5.1)	(251,090)	(3.2)
Limitation of recognition of benefit of foreign operating losses	—	—	36,008	0.6	179,094	2.3
Nondeductible expenses and other permanent differences	464,616	4.4	553,739	9.1	(360,822)	(4.6)

Goodwill	253,174	2.4	99,789	1.6	66,526	0.9
Foreign tax greater than U.S. statutory rate	587,313	5.6	569,944	9.4	268,288	3.4
State taxes, net of federal benefit	111,941	1.1	—	—	—	—
	$4,241,428	40.5%	$2,810,781	46.3%	$2,302,211	29.2%

          At December 31, 2000, the Company had U.S. and international net operating loss carryforwards of approximately $0.8 million and $0.4 million, respectively.  These carryforwards generally begin expiring in 2013.

          The valuation allowance for deferred tax assets increased by approximately $25,000 and $74,000 in 2000 and 1999, respectively.

8.  DEBT

          Long-term debt consisted of the following at December 31:

	2000	1999

Revolving Credit Note (A)	$8,714,557	$10,500,000
Revolving Credit Note (B)	19,000,000	—
Capital Leases (C)	431,636	—
Bank Term Loan (D)	—	4,670,472
Bank Term Loan (E)	3,626,724	3,870,187
Bank Term Loan (F)	584,630	802,127
Other Notes (G)	2,637,329	2,781,655
	34,994,876	22,624,441
Less current portion	5,024,473	6,959,779
	$29,970,403	$15,664,662

(A)	Borrowings under the Revolving Credit Note ($12.8 million Mackie Italy acquisition loan) bear interest at the bank’s prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. At December 31, 2000, the interest rate in effect was 9.0%. Interest is payable monthly. Principal is payable in installments equal to 1/7 of the amount borrowed ($12.8 million) on September 30 of each year. All outstanding principal and interest amounts are due on September 30, 2003.

(B)	Borrowings under the Revolving Credit Note ($19.0 million EAW acquisition loan) bear interest at the bank’s prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. At December 31, 2000, the interest rate in effect was 9.0%. Interest is payable monthly. Principal is payable in installments equal to 1/7 of the amount borrowed ($19.0 million) on March 31 of each year. All outstanding principal and interest amounts are due on September 30, 2003.

(C)	EAW leases certain equipment under capital lease agreements.. At December 31, 2000 outstanding principal totaled $0.4 million.. Interest has been imputed at rates ranging from 7.0% to 15.0%. Total principal due in 2001 is $0.2 million. Completion dates of all leases range from 2001 to 2003.

(D)	The Bank Term Loan, which was paid off in February 2000, bore interest at the six-month Euribor rate plus 0.65%. Interest-only payments were made semi-annually and the principal was due on February 5, 2000.

(E)	The Bank Term Loan bears interest at the six-month LIBOR rate plus 2.0% (8.9% at December 31, 2000). Interest-only payments are made semi-annually and the principal is due in 2003. This loan is secured by a bank bond held by Mackie Italy, which will be used to repay the principal amount of the loan at the time of maturity in 2004.

(F)	The Bank Term Loan bears a fixed interest rate of 7.1%. Interest-only payments are made semi-annually. In addition, semi-annual principal payments of approximately $0.08 million are payable with the final principal payment due in 2004. This loan is secured by a bank bond held by Mackie Italy.

(G)	The other notes bear interest at rates from 6.3% to 8.9%. Principal payments on these loans are made in varying amounts until 2013. Certain of these loans are secured by specific assets of Mackie Italy.

          The long-term debt described above in (D) through (G) are denominated in Italian lira and have been converted to U.S. Dollars using applicable rates for the periods presented for disclosure purposes.

          Future aggregate annual principal payments of long-term debt at December 31, 2000 are as follows:

2001	$5,024,473
2002	5,269,198
2003	22,791,332
2004	723,981
2005	322,818
Thereafter	863,074
$34,994,876

          In September 2000, the Company restructured its U.S. bank line of credit.  The new line provides up to $15.0 million of short-term borrowing subject to certain limitations.  These limitations reduced the maximum allowable borrowing to $12.4 million as of December 31, 2000.  This line of credit, which is an amendment to the June 1998 credit agreement, is secured by all of the Company’s U.S. based assets.  At December 31, 2000, there was $11.5 million outstanding on the line of credit (zero at December 31, 1999) as well as a $1.5 million guarantee on debt of Mackie Italy.  The Company was not in compliance with the borrowing limitation on the line of credit at December 31, 2000 by approximately $0.6 million but obtained a waiver from the bank.  This credit facility expires April 30, 2002.

          Under the terms of the June 1998 credit agreement and all related amendments, the Company must maintain certain financial ratios and tangible net worth.  The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit of $15.0 million.

          Mackie Italy also has agreements with several banks in Italy that provide short-term credit facilities totaling approximately $25.2 million.  At December 31, 2000 and 1999, there was approximately $19.8 million  and $16.0 million outstanding under these facilities, respectively.  The majority of these credit facilities are secured by Mackie Italy’s receivables.  Interest rates on these credit facilities range from 4.8% to 13.5%.

          The weighted-average interest rate on short-term borrowings for the Company of $31.3 million at December 31, 2000 was 7.0%.

9.       EMPLOYEE AND OTHER LIABILITIES

          Under Italian law, Mackie Italy employees are entitled to severance benefits calculated primarily based upon compensation and length of service.  These severance benefits vest immediately and are payable upon the employee’s separation from the Company.  This liability aggregated approximately $3.2 million at both December 31, 2000 and 1999.  In addition, Mackie Italy commissioned sales agents are entitled to similar severance benefits based upon commissions earned and length of service.  This liability aggregated approximately $0.5 million and $0.6 million at December 31, 2000 and 1999, respectively.  Under these severance programs, severance expense of approximately $0.7 million was recognized in both 2000 and 1999.

          The termination indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration.  There is no vesting period or funding requirement associated with the liability.  The liability recorded on the balance sheet is the amount that the employees would be entitled to if the employees terminated at that date.

10.  RELATED-PARTY TRANSACTION

          The Company has an agreement to receive marketing and sales services from a company in which a director and shareholder of the Company is a partner. This agreement is substantially similar to agreements the Company has with its other independent representatives.  Expenses under this agreement amounted to $0.3 million for each of the years ended December 31, 2000, 1999 and 1998.

11.  EMPLOYEE BENEFIT PLANS

          The Company has qualified profit-sharing plans under the provisions of Internal Revenue Code Section 401(k).  These plans are available to all employees meeting the eligibility requirements.  Contributions are based on a matching formula as defined in each of the plans.  Additional contributions are at the discretion of the Board of Directors.  Contributions to the respective plans vest ratably over a 5-year period.  The Company made combined contributions of $0.5 million, $0.1 million, and $0.1 million to the plans in 2000, 1999, and 1998, respectively.

          The Company self-insures for health care costs of its eligible employees and dependents at certain of its divisions.  The Company has insurance policies which cover individual claims and have an approximate $1.0 million annual stop loss limit on total claims for all employees in the aggregate.  Estimated costs of all incurred claims that are not covered by insurance are recognized in the financial statements.

12.  NET INCOME PER SHARE

          The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	2000	1999	1998
Numerator:
Numerator for basic and diluted net income per share – net income	$6,226,202	$3,257,267	$5,580,774
Denominator:
Denominator for basic net income per share – weighted average common shares	12,211,230	12,214,982	12,594,090
Effect of dilutive stock options	570,951	49,697	351,080
Denominator for diluted net income per share	12,782,181	12,264,679	12,945,170

Basic net income per share	$0.51	$0.27	$0.44

Diluted net income per share	$0.49	$0.27	$0.43

          Stock options totaling 1,707,000, 3,086,000 and 325,000 shares in 2000, 1999 and 1998, respectively, were excluded from the calculation of diluted net income per share, as they were antidilutive.

13.  SHAREHOLDERS’ EQUITY

          The Company has a stock option plan for the granting of incentive and non-qualified stock options (the Plan) under which 6.5 million shares are reserved for grants.  The exercise price of incentive stock options granted under the Plan may not be less than the fair market value of the common stock on the date of grant.  The exercise price of non-qualified stock options granted under the Plan may be greater or less than the fair market value of the common stock on the date of grant, as determined by the stock option committee of the Company’s Board of Directors at its discretion.  The options generally vest over a four-year period and expire no later than ten years after the date of grant.

          In connection with the acquisition of EAW, certain key employees of EAW were granted a total of 199,998 non-qualified stock options with an exercise price of $0.01.  These options are linked to continued employment with the Company and vest ratably over a two-year period from the April 6, 2000 grant date.  The Company is also recognizing compensation expense related to these options on a straight line basis over the vesting period of which $0.8 million remained unamortized at December 31, 2000.  None of these options were exercisable as of December 31, 2000.

          The following table summarizes the Company’s stock option activity for the three-year period ended December 31, 2000:

	Shares subject to option	Option price range	Weighted average exercise price

Options outstanding at December 31, 1997	2,852,200	$5.55 – 13.88	$6.04
Granted	608,200	$6.25 – 7.75	$6.56
Forfeited	(27,500)	$8.75	$8.75
Exercised	(15,000)	$5.55	$5.55
Options outstanding at December 31, 1998	3,417,900	$5.55 – 13.88	$6.11
Granted	355,500	$4.75 – 5.91	$4.79
Forfeited	(360,900)	$6.00 – 8.75	$6.42
Exercised	(1,500)	$5.55	$5.55
Options outstanding at December 31, 1999	3,411,000	$4.75 – 13.88	$5.94
Granted	1,087,197	$0.01 – 7.00	$4.88
Forfeited	(105,600)	$5.50 – 6.69	$6.21
Exercised	(264,600)	$5.55	$5.55
Options outstanding at December 31, 2000	4,127,997	$0.01 – 13.88	$5.68

          At December 31, 2000, 2,024,653 shares of common stock were available for future grants.

          The following table summarizes information about options outstanding and exercisable at December 31, 2000:

Options Outstanding
Range of exercise price	Options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.01	199,998	9.75	$ 0.01
$4.75 – 8.00	3,832,999	6.68	$ 5.89
$8.01 – 13.88	95,000	5.81	$ 9.29
$0.01 – 13.88	4,127,997	6.81	$ 5.68

Options Exercisable
				Weighted average exercise price
Range of exercise price	2000	1999	1998	2000	1999	1998
$4.75 – 8.00	2,308,775	2,341,275	1,955,950	$ 5.88	$ 5.81	$ 5.69
$8.01 –13.88	95,000	73,750	55,000	$ 9.29	$ 9.44	$ 9.45
$4.75 –13.88	2,403,775	2,415,025	2,010,950	$ 6.01	$ 5.92	$ 5.79

          The Company follows the intrinsic value method in accounting for its stock options.  Had compensation costs been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts as indicated below:

	2000	1999	1998
Net income - as reported	$ 6,226,202	$ 3,257,267	$ 5,580,774
Net income - pro forma	$ 4,691,382	$ 2,063,092	$ 4,538,586
Basic net income per share – as reported	$ 0.51	$ 0.27	$ 0.44
Basic net income per share – pro forma	$ 0.38	$ 0.17	$ 0.36
Diluted net income per share – as reported	$ 0.49	$ 0.27	$ 0.43
Diluted net income per share – pro forma	$ 0.37	$ 0.17	$ 0.35

          The fair value of each option grant was estimated using the Black-Scholes option-pricing model for both options granted with an exercise price equal to market price at the time of issuance and those granted with an exercise price less than market price at the time of issuance.  2000 was the first year in which the Company issued options below market price at the time of issuance.

          The following weighted-average assumptions for 2000, 1999 and 1998, respectively were used for options granted with an exercise price equal to the market price at the time of issuance: risk-free interest rates of 6.20%, 5.79% and 5.28%; expected option life of 7.0 years for all three years; expected volatility of 62.7%, 61.6% and 61.4%; and no expected dividends.  The weighted-average fair value of options granted during the years 2000, 1999, and 1998 was $4.04, $3.18, and $4.30, respectively.

          The following weighted-average assumptions for 2000 were used for options granted with an exercise price less than the market price at the time of issuance: risk-free interest rate of 6.22%; expected option life of 3.0 years; expected volatility of 62.7%; and no expected dividends. The weighted-average fair value of these options was $6.12. The weighted-average exercise price was $.01.

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

14.  COMMITMENTS AND CONTINGENCIES

          The Company has a lease for an 89,000 square foot office and manufacturing facility with an entity owned by three significant shareholders and directors of the Company.  The monthly rent stated in the lease is $56,613, adjusted annually for changes in the Consumer Price Index (monthly rent expense as of December 2000 was $63,587).  The lease expires December 31, 2004.  Annual rent expense under this lease was $0.8 million, $0.7 million, and $0.8 million in 2000, 1999 and 1998, respectively.  The Company expects only minor increases in rent expense during the remaining four years of the lease term in relation to Consumer Price Index adjustments.  Taxes, insurance, utilities, and maintenance are the responsibility of the Company.  Future minimum rental payments under this lease and other equipment and facility leases at December 31, 2000 are as follows:

2001	$ 2,271,000
2002	2,084,000
2003	1,591,000
2004	1,470,000
2005	225,000
Thereafter	—
$ 7,641,000

          The Company expects to renew or replace certain leases at expiration.  Total rent expense for 2000, 1999, and 1998 was $2.2 million, $1.6 million, and $1.7 million, respectively.

          At December 31, 2000, the Company has an agreement for consulting services related to the implementation of an Oracle based software system.  The agreement totals approximately $2.8 million all of which was outstanding at December 31, 2000 and will be due and payable during 2001. Approximately $0.6 million was accrued as of December 31, 2000.

          EAW has subrogated claims asserted against it from insurance companies who paid claims made by EAW’s landlord and other tenants in the building who were affected by a fire started by a loaned employee in a portion of the building occupied by EAW in 1996.  The insurance company for the landlord alleges that EAW is liable for up to $2.1 million for damages to the building.  The Company believes that these losses are not attributable to it under Massachusetts law.  The Company is vigorously defending these claims.  The claims of the other tenants have been covered by EAW’s insurance carrier.  The ultimate resolution of this matter is not known at this time.  No provision has been made in the Company’s consolidated financial statements related to these claims.

          The Company is also involved in various legal proceedings and claims that arise in the ordinary course of business.  Management currently believes that these matters will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

15.  SEGMENT AND GEOGRAPHIC INFORMATION

          The Company identifies its business segments based on management responsibility using a combination of products and geographic factors.  The Company has three reportable segments:  Mackie Designs Inc. (“Mackie”), its Italian subsidiary (“Mackie Italy”) and its U.S. subsidiary, Eastern Acoustic Works, Inc. (“EAW”).  The Mackie segment offers audio mixers and other professional audio equipment.  The Mackie Italy segment offers loudspeakers, loudspeaker components and Mackie product offerings through its subsidiaries.  The EAW segment, acquired in April 2000, offers loudspeakers targeted at the mid to high-end of the installed and touring sound markets.  A summary of key financial data by segment is as follows:

	Mackie	Mackie Italy	EAW	Elimination of intercompany amounts	Total
		(in thousands)
Year ended December 31, 2000:
Net sales, to external customers	$110,039	$ 66,839	$ 30,598	$ —	$ 207,476
Net sales, intersegment	13,781	26,298	1,678	(41,757)	—
Operating income	11,793	4,490	38	(1,350)	14,971
Interest income	2,141	394	—	(1,919)	616
Interest expense	(2,350)	(2,536)	(1,614)	1,919	(4,581)
Depreciation and amortization	4,124	1,891	1,361	—	7,376
Income taxes	3,570	1,199	(528)	—	4,241
Purchases of property, plant & equipment	4,853	1,012	744	—	6,609
Total property, plant & equipment, net	9,586	10,714	3,267	—	23,567
Total assets	118,933	85,981	33,982	(73,698)	165,198

Year ended December 31, 1999:
Net sales to external customers	$ 96,134	$ 60,206	$ —	$ —	$ 156,340
Net sales, intersegment	8,542	4,733	—	(13,275)	—
Operating income	6,754	1,958	—	(536)	8,176
Interest income	1,658	366	—	(1,283)	741
Interest expense	(999)	(3,056)	—	1,283	(2,772)
Depreciation and amortization	4,386	2,014	—	—	6,400
Income taxes	2,351	460	—	—	2,811
Purchases of property, plant & equipment	1,499	1,617	—	—	3,116
Total property, plant & equipment, net	8,508	11,994	__		20,502
Total assets	73,450	70,374	__	(22,970)	120,854

Year ended December 31, 1998:
Net sales to external customers	$ 80,569	$ 23,585	$ —	$ —	$ 104,154
Operating income	8,050	366	—	—	8,416
Interest income	1,276	148	—	(642)	782
Interest expense	(583)	(1,580)	—	642	(1,521)
Depreciation and amortization	3,796	948	—	—	4,744
Income taxes	2,238	64	—	—	2,302
Purchases of property, plant & equipment	4,269	1,069	—	—	5,338
Total property, plant & equipment, net	11,184	13,385	__	__	24,569
Total assets	57,222	62,590	__	(922)	118,890

          The net assets of foreign operations of the Company were approximately $13.6 million at December 31, 2000.

          Major operations of the Company outside the U.S. include manufacturing facilities in Italy, and sales and support offices in Germany, the United Kingdom, France, the Netherlands and China.  Geographic information for the three years ended December 31, 2000 is presented in the table that follows. Sales between affiliated entities are excluded from the numbers below.  Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. As such, U.S. export sales of $31.3 million, $17.4 million and $24.1 million in 2000, 1999 and 1998, respectively, have been excluded from U.S. reported net sales.  The profit on transfers between geographic areas is not recognized until sales are made to non-affiliated customers.  Long-lived assets exclude goodwill, bonds and deferred income taxes and are those assets that can be directly associated with a particular geographic area.

	Years Ended December 31,
	2000	1999	1998
		(in thousands)
Net sales:
U.S.	$ 115,466	$ 80,039	$ 58,971
Italy	20,038	19,857	9,645
Europe, excluding Italy	39,340	35,161	21,965
The Americas, excluding U.S.	13,900	9,994	8,082
Asia-Pacific, including Australia and New Zealand	15,556	8,524	3,999
Other	3,176	2,765	1,492
	$ 207,476	$ 156,340	$ 104,154
Long-lived assets:
U.S.	$ 13,343	$ 8,695	$ 11,718
Italy	11,678	14,078	13,878
Europe, excluding Italy	300	218	888
Asia	2	2	2
	$ 25,323	$ 22,993	$ 26,486

16.  QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands, except per share data)

2000	First	Second	Third	Fourth
Net sales	$ 45,191	$ 56,857	$ 51,434	$ 53,994
Gross profit	$ 16,191	$ 21,278	$ 17,550	$ 17,808
Net income	$ 2,419	$ 2,246	$ 925	$ 636
Basic net income per share	$ 0.20	$ 0.19	$ 0.08	$ 0.05
Diluted net income per share	$ 0.20	$ 0.17	$ 0.07	$ 0.05

1999	First	Second	Third	Fourth
Net sales	$ 32,298	$ 39,969	$ 40,984	$ 43,089
Gross profit	$ 10,204	$ 13,910	$ 13,877	$ 16,211
Net income (loss)	$ (1,369)	$ 1,121	$ 1,713	$ 1,792
Basic and diluted net income (loss) per share	$ (0.11)	$ 0.09	$ 0.14	$ 0.15

17.     SUBSEQUENT EVENT

          In January 2001, the Company entered into an agreement to acquire all the outstanding shares of Sydec NV (“Sydec”) for a total of approximately $4.5 million in cash. The transaction is expected to close in early April 2001.  Based in Belgium, Sydec is recognized as a leading developer of products and services in the area of embedded electronics & software, networking, digital signal processing and Windows™ 95/98/NT/2000 driver and application development.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          The information required by this Item is included in the Company’s Form 8-K dated May 7, 1999 and filed on May 14, 1999 relating to a change in the Company’s certifying accountants from Ernst & Young LLP to KPMG LLP and is incorporated herein by reference.

PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information required by this Item is included in the Company’s definitive Proxy Statement for its 2001 Annual Meeting of Shareholders under the heading "Proposal No. 1:  Election of Directors" and is incorporated herein by reference.

Item 11.  Executive Compensation

          The information required by this Item is included in the Company’s definitive Proxy Statement for its 2001 Annual Meeting of Shareholders under the heading "Executive Compensation" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information required by this Item is included in the Company’s definitive Proxy Statement for its 2001 Annual Meeting of Shareholders under the heading "Principal Shareholders" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          The information required by this Item is included in the Company’s definitive Proxy Statement for its 2001 Annual Meeting of Shareholders under the heading "Certain Transactions" and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)      Documents filed as part of this report:

1. Consolidated Financial Statements:

Independent Auditors' Reports on Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2000 and 1999

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2000
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000
Consolidated Statements of Shareholders' Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2000
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts
All financial statement schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits: See Index to Exhibits on page 57.

(b)           Reports on Form 8-K:

          None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKIE DESIGNS INC.

By:	/s/ Greg C. Mackie
Greg C. Mackie Chairman of the Board

Date:	March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

Signature	Title

/s/ Greg C. Mackie	Chairman of the Board and Director
Greg C. Mackie	(Principal Executive Officer)

/s/ James T. Engen	Chief Executive Officer and Director
James T. Engen

/s/ William A. Garrard	Vice President and Chief Financial Officer
William A. Garrard	(Principal Financial and Accounting Officer)

/s/ David M. Tully	Treasurer and Director
David M. Tully

/s/ Raymond B. Ferguson	Director
Raymond B. Ferguson

/s/ Gregory Riker	Director
Gregory Riker

/s/ C. Marcus Sorenson	Director
C. Marcus Sorenson

/s/ Roy D. Wemyss	Director
Roy D. Wemyss

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

MACKIE DESIGNS INC.

Description	Balance at Beginning of Period	RCF Allowances at Date of Acquisition	Additions Charged to Expenses	Deductions – Describe	Balance at End of Period

YEAR ENDED DECEMBER 31, 2000:
Allowances deducted from asset accounts:
Allowance for uncollectible accounts receivable	$ 1,146,000	—	$ 752,000	$ 819,000 (1)	$ 1,079,000

YEAR ENDED DECEMBER 31, 1999:
Allowances deducted from asset accounts:
Allowance for uncollectible accounts receivable	$ 1,421,000	—	$ 471,000	$ 746,000 (1)	$ 1,146,000

YEAR ENDED DECEMBER 31, 1998:
Allowances deducted from asset accounts:
Allowance for uncollectible accounts receivable	$ 481,000	$ 1,008,000	$ 279,000	$ 347,000 (1)	$ 1,421,000

 (1)  Uncollectible accounts written off, net of recoveries, and adjustment to  reserves.

INDEX TO EXHIBITS

Exhibits	Description
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S–1, as amended, Registration No. 33–93514.

3.2	Restated Bylaws. Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S–1, as amended, Registration No. 33–93514.

4.1	See Articles II, III and IV of Exhibit 3.1 and Sections 1, 5 and 9 of Exhibit 3.2 confirming the rights of the holders of Common Stock.

10.1	Mackie Designs Inc. Second Amended and Restated 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.2	Industrial Lease, dated December 15, 1994, by and between Mackie Holdings, L.L.C. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S–1, as amended, Registration No. 33–93514.

10.3	Industrial Real Estate Lease, dated April 28, 1995, by and between Intrawest Properties Partnership U.S. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S–1, as amended, Registration No. 33–93514.

10.4	Exhibit C to Industrial Real Estate Lease, dated April 28, 1995, by and between Intrawest Properties Partnership U.S. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.4A to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S–1, as amended, Registration No. 33–93514.

10.5	Mackie Sales Representative Agreement, dated January 24, 1994, by and between Mackie Designs Inc. and C.M. Sorenson Co. dba Calwest Marketing So. Incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S–1, as amended, Registration No. 33–93514.

10.6	Exhibit C to Mackie Sales Representative Agreement, dated January 24, 1994, by and between Mackie Designs Inc. and C. M. Sorenson Co. dba Calwest Marketing So. Incorporated by reference to Exhibit 10.5A to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S–1, as amended, Registration No. 33–93514.

10.7	Mackie Designs Inc. 401(k) Profit Sharing Plan dated December 20, 1993. Incorporated by reference to Exhibit 10.15 to Registrant's Registration Statement filed under the Securities Act of 1933 on Form S–1, as amended, Registration No. 33–93514.

10.8	Employee Agreement dated May 19, 1997 between William A. Garrard and Mackie Designs Inc. Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10–Q for the period ended June 30, 1997.

10.9	Promissory Note dated October 27, 1997 made by Mackie Designs Inc. to the order of U. S. Bank of Washington, National Associated, in the principal amount of $5,000,000. Incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1997.

10.10	Credit Agreement dated June 18, 1998 between U.S. Bank National Association and Mackie Designs Inc. in the principal amount of $14,000,000. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.

10.11	Acquisition Note dated June 18, 1998 made by Mackie Designs Inc. to the order of U.S. Bank National Association in the principal amount of $13,000,000. Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

10.12	Revolving Note dated June 18, 1998 made by Mackie Designs Inc. to the order of U.S. Bank National Association in the amount of $5,000,000. Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

10.13	First Amendment to Credit Agreement dated June 29, 1998 between Mackie Designs Inc. and U.S. Bank National Association. Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

10.14	Stock Purchase and Sale Agreement between the Company and Radio Cine Forniture (R.C.F.) S.p.A. consisting of letters dated November 9, 1997, April 30, 1998, June 25, 1998, and June 29, 1998. Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated June 29, 1998.

10.15	Loan Agreement dated October 21, 1999 between James T. Engen and Mackie Designs, Inc. in the amount of $250,000. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1999.

10.16	Second Amendment to Employment Agreement of William A. Garrard dated September 28, 1999 between William A. Garrard and Mackie Designs, Inc. Incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1999.

10.17	Stock Purchase and Sale Agreement dated April 6, 2000 between the Company and Eastern Acoustic Works, Inc. Incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated April 6, 2000.

*10.18	Fourth Amendment dated March 31, 2000 to Credit Agreement dated June 29, 1998 between Mackie Designs Inc. and U.S. Bank National Association.

*10.19	Fifth Amendment dated July 28, 2000 to Credit Agreement dated June 29, 1998 between Mackie Designs Inc. and U.S. Bank National Association.

10.20	Sixth Amendment dated September 28, 2000 to Credit Agreement dated June 29, 1998 between Mackie Designs Inc. and U.S. Bank National Association.

*10.21	Employment Agreement of Wyatt Hyora dated July 26, 2000 between Wyatt Hyora and Mackie Designs, Inc.

*10.22	Employment Agreement of Laura Stutsman dated December 12, 2000 between Laura Stutsman and Mackie Designs, Inc.

11.1	Computation of net income per share. Incorporated by reference to the Notes to Consolidated Financial Statements in the Annual Report to Shareholders of Mackie Designs Inc. for the year ended December 31, 2000.

13.1	Annual Report to Shareholders of Mackie Designs Inc. for the year ended December 31, 2000.

*21.1	Subsidiaries of Mackie Designs Inc.

*23.1	Consent of KPMG LLP, Independent Auditors.

*23.2	Consent of Ernst & Young LLP, Independent Auditors.

______________________________

* Filed herewith