Form 10-Q
period 2001-03-31
MACKIE DESIGNS INC
filed 2001-05-15
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2001

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________

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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value	12,372,358
Class	Number of Shares Outstanding
(as of May 1, 2001)

MACKIE DESIGNS INC.

FORM 10-Q
For the quarter ended March 31, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MACKIE DESIGNS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share data

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$3,590	$3,838
Available-for-sale securities	—	509
Accounts receivable, net	42,239	39,085
Inventories	59,308	63,471
Prepaid expenses and other current assets	1,753	1,514
Deferred income taxes	3,125	3,148
Total current assets	110,015	111,565

Property, plant and equipment, net	23,860	23,568
Intangible assets, net	23,592	24,419
Bonds	3,688	3,891
Other assets, net	1,425	1,755
Total assets	$162,580	$165,198

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$30,933	$31,281
Accounts payable	20,492	21,912
Accrued expenses	10,329	10,503
Income taxes payable	1,368	706
Current portion of long-term debt	6,335	5,025
Total current liabilities	69,457	69,427

Long-term debt, excluding current portion	27,929	29,971
Other long-term liabilities	3,572	3,932
Deferred income taxes	3,891	4,098

Contingency and subsequent event

Shareholders' equity:
Common stock	27,897	27,720
Retained earnings	32,847	31,885
Accumulated other comprehensive loss	(3,013)	(1,835)
Total shareholders' equity	57,731	57,770

Total liabilities and shareholders' equity	$162,580	$165,198

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share data

	Three months ended March 31,
	2001	2000

Net sales	$58,626	$45,191
Cost of goods sold	38,854	29,000
Gross profit	19,772	16,191

Operating expenses:
Selling, general and administrative	13,804	9,838
Research and development	2,949	1,939
Total operating expenses	16,753	11,777
Operating income	3,019	4,414

Interest income	102	196
Interest expense	(1,458)	(646)
Other income (expense), net	(103)	19
Income before income taxes	1,560	3,983

Income taxes	598	1,564

Net income	$962	$2,419

Basic and diluted net income per share:	$0.08	$0.20

Weighted average common and potential common shares used in computing net income per share:
Basic	12,372	12,110
Diluted	12,795	12,338

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, except per share data	Three months ended March 31,
	2001	2000

Operating activities
Net income	$962	$2,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,051	1,849
Deferred stock compensation	177	—
Deferred income taxes	(144)	(410)
Changes in operating assets and liabilities:
Accounts receivable	(4,594)	(3,783)
Inventories	2,237	(1,225)
Prepaid expenses and other current assets	(226)	123
Other assets	693	225
Accounts payable and accrued expenses	450	1,960
Income taxes payable	740	704
Other long term liabilities	(82)	101
Cash provided by operating activities	2,264	1,963

Investing activities
Purchases of available-for-sale securities	—	(2,066)
Proceeds from sales of available-for-sale securities	515	—
Proceeds from maturities of available-for-sale securities	—	3,394
Purchases of property, plant and equipment	(2,736)	(614)
Cash (used) / provided by investing activities	(2,221)	714

Financing activities
Proceeds from long-term debt	—	1,077
Payments on long-term debt	(164)	(4,747)
Net proceeds on bank line of credit and short-term borrowings	980	4,383
Proceeds from the exercise of stock options	—	58
Cash provided by financing activities	816	771

Effect of exchange rate changes on cash	(1,107)	(310)
(Decrease) / increase in cash and cash equivalents	(248)	3,138

Cash and cash equivalents at beginning of period	3,838	4,629
Cash and cash equivalents at end of period	$3,590	$7,767
Supplemental disclosures
Cash paid for income taxes	$31	$336
Cash paid for interest	$1,395	$378

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

In thousands, except per share data
1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Mackie Designs, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company's management, all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of future financial results.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission.  Certain amounts reported in previous years have been reclassified to conform to the 2001 presentation.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  This statement, as amended, became effective for the Company on January 1, 2001.  The adoption of SFAS No. 133 did not have an impact on the Company’s consolidated financial position or results of operations.

2.          Inventories

Inventories consisted of the following:

	March 31, 2001	December 31, 2000

Raw materials	$26,344	$31,579
Work in process	6,372	4,831
Finished goods	26,592	27,061
	$59,308	$63,471

3.          Intangible assets

             Intangible assets consist of the following:

	March 31, 2001	December 31, 2000

Goodwill	$17,473	$17,974
Developed technology	5,200	5,200
Assembled workforce	1,660	1,660
Trademark	1,380	1,380
	25,713	26,214
Less accumulated amortization	2,121	1,795
	$23,592	$24,419

4.          Net Income per Share

Basic net income per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the effect of potential dilutive common shares outstanding, consisting of stock options using the treasury stock method.  The denominators of the diluted net income per share calculations exclude the effect of unexercised stock options representing the potential rights to 1,705,599 and 1,360,175 shares for the first quarters of 2001 and 2000, respectively, as including the effect of such instruments would be antidilutive.  The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income per share calculations.

	Three months ended March 31,
	2001	2000
Numerator:
Numerator for basic and diluted net income per share - net income	$962	$2,419

Denominator:
Denominator for basic net income per share – weighted average common shares	12,372	12,110

Effect of dilutive stock options	423	228

Denominator for diluted net income per share	12,795	12,338

Basic net income per share	$0.08	$0.20

Diluted net income per share	$0.08	$0.20

5.          Comprehensive Income (Loss)

Comprehensive income (loss) for the three-month period ended March 31, 2001 and 2000, is detailed below:

	Three months ended March 31,
	2001	2000
Net income	$962	$2,419
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(1,178)	(649)
Comprehensive income (loss)	$(216)	$1,770

6.            Segment Information

The Company identifies its business segments based on management responsibility using a combination of products and geographic factors.  The Company has three reportable segments:  Mackie Designs, Inc. (“Mackie”), its Italian subsidiary, Mackie Designs (Italy) S.p.A. (“Mackie Italy”), and its U.S. subsidiary, Eastern Acoustic Works, Inc. (“EAW”).  The Mackie segment offers audio mixers and other professional audio equipment.  The Mackie Italy segment offers loudspeakers, loudspeaker components and Mackie product offerings.  The EAW segment offers loudspeakers targeted at the mid to high-end of the installed and touring sound markets.  A summary of key financial data by segment is as follows:

	Mackie	Mackie Italy	EAW	Elimination of intercompany amounts	Total

Three months ended March 31, 2001:

Net sales, to external customers	$30,379	$18,061	$10,186	$—	$58,626
Net sales, intersegment	5,010	7,413	665	(13,088)	—
Operating income	2,343	488	38	150	3,019
Total assets	118,102	81,455	36,306	(73,283)	162,580

Three months ended March 31, 2000:

Net sales, to external customers	$26,865	$18,326	$—	$—	$45,191
Net sales, intersegment	3,723	1,880	—	(5,603)	—
Operating income	3,695	1,356	—	(637)	4,414
Total assets	79,254	71,120	—	(26,940)	123,434

The net assets of foreign operations of the Company were approximately $13.8 million at March 31, 2001.

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

8.    Financing Arrangements

In March 2001, the Company received approval for the restructuring of its U.S. long-term debt and its U.S. line of credit.  Under the terms of the amended agreements, the Company will receive additional long-term funding of $2.5 million for the acquisition of Sydec (See Note 9 of Notes to Condensed Consolidated Financial Statements).  Interest and principal payments on the loan will be payable in monthly installments of $0.5 million.  The new line of credit provides up to $15.0 million of short-term borrowing subject to certain limitations and expires April 30, 2002.

9.    Subsequent Event

In January 2001, the Company entered into an agreement to acquire all the outstanding shares of Sydec NV (“Sydec”) for a total of approximately $4.5 million in cash.  The transaction closed in early April 2001.  Based in Belgium, Sydec is recognized as a leading developer of products and services in the area of embedded electronics & software, networking, digital signal processing and Windows™ 95/98/NT/2000 driver and application development.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning.  Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements.

The following discussions, including but not limited to, the sections entitled "Cautionary Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe some, but not all, of the factors that could cause the actual results to differ materially from the forward-looking statements.  These factors include, among others, the following: international, national and local general economic and market conditions; the size and growth of the professional audio equipment market; competition with other marketers, distributors and sellers of professional audio equipment; the Company's ability to develop and introduce new products; the Company's ability to sustain, manage or forecast its growth and inventories; the Company's ability to integrate the operations of companies acquired; the Company's ability to secure and protect trademarks, patents, and other intellectual property; the performance and reliability of the Company's products; customer service; the loss of significant customers or suppliers; dependence on distributors; management of increased costs of freight and transportation; the Company's ability to meet delivery deadlines; general risks associated with doing business in foreign countries, including, without limitation, import duties, tariffs, foreign currency fluctuations, and political and economic instability; changes in government regulations; its ability to attract and retain qualified employees; liability and other claims asserted against the Company; and other factors referenced or incorporated by reference in this report and other reports filed with the Securities and Exchange Commission.

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

The Company's gross margins are also affected by its international sales.  Typically, gross margins from products exported by Mackie are lower than those sold in the U.S. due to discounts offered to its international distributors.  Mackie Italy does not offer discounts to its distributors.  The discounts offered by Mackie are given because the international distributors typically incur certain expenses, including technical support, product service and in-country advertising that the Company normally incurs for domestic sales.  The Company offered its international distributors a weighted-average discount of approximately 4.4% in the first three months of 2001 and 3.7% for the corresponding period in 2000.  The increase in discounts in 2000 relates to higher international discounts granted by EAW.

The Company will continue to introduce new products and product revisions as it has in the past.  Some anticipated new products will require the implementation of manufacturing practices for which the Company is not familiar.  This could result in lower margins as the Company becomes more familiar with new manufacturing procedures.

Results of Operations

Quarter Ended March 31, 2001 as Compared with Quarter Ended March 31, 2000

Net sales increased 29.7% to $58.6 million in the firstquarter of 2001 from $45.2 million in the first quarter of 2000.  Of the $13.4 million increase, $10.2 million was attributable to the addition of EAW.  New product offerings in the digital product families as well as the speaker product family accounted for an additional $6.3 million of the growth.  These increases were partially offset by an unfavorable foreign exchange effect of $1.3 million and lower sales in the compact mixer and power amplifier markets of $2.3 million.  Sales outside the U.S. decreased to 36.1% of the Company’s total net sales in the first quarter of 2001 from 48.0% in the first quarter of 2000.  The decrease was due mainly to the inclusion of sales by EAW whose sales outside of the U.S. comprised only 14.9% of its total net sales for the first quarter of 2001.

Gross margin decreased to 33.7% in the first quarter of 2001 from 35.8% in the first quarter of 2000. This decline was primarily due to reduced sales in the higher margin compact mixer market and higher sales in the lower margin speaker market along with an unfavorable foreign currency exchange effect of approximately 0.8%.  These declines were offset partially by increased sales in the high margin digital product market and declines in the lower margin amplifier market.  Gross profit increased to $19.8 million in the first quarter of 2001 from $16.2 million in the corresponding period of 2000 for the same reasons affecting net sales noted above.

Selling, general and administrative expense increased to $13.8 million in the first quarter of 2001 from $9.8 million in the corresponding period of 2000.  Of the $4.0 million increase, $2.7 million is attributable to the inclusion of EAW.  Costs related to increased headcount and the non-capitalized portion of the Oracle implementation made up the remainder of the increase.  These costs were partially offset by a $0.5 million favorable impact of foreign exchange.  As a percentage of net sales, selling, general and administrative expenses increased to 23.5% in the first quarter of 2001 from 21.8% in the corresponding period in 2000.  This increase is primarily due to incremental headcount costs associated with the build-up of corporate infrastructure that began during the second half 2000 as well as non-capitalized costs related to the Oracle implementation.

Research and development (R&D) expense increased to $2.9 million in the first quarter of 2001 from $1.9 million in the corresponding period of 2000.  Of the $1.0 million increase, $0.8 million is attributable to the inclusion of EAW.  As a percentage of net sales, these expenses increased to 5.0% in the first quarter of 2001 from 4.3% in the corresponding period of 2000.  The increase is primarily due to EAW’s higher R&D expense as a percentage of its sales.

Interest income decreased to $0.1 million in the first quarter of 2001 compared with $0.2 million in the first quarter of 2000 due to a decrease in invested cash during the corresponding periods.  Interest expense increased to $1.5 million in the first quarter of 2001 from $0.6 million in the corresponding period of 2000.  The increase was primarily attributable to the increase in borrowings due to the purchase of EAW and to higher levels of short-term borrowing.

Income tax expense for the first quarter of 2001 was $0.6 million representing an overall effective rate of 38.3% compared to $1.6 million and 39.3% for the same period of 2000, respectively.

Liquidity and Capital Resources

During the first three months of 2001, the Company's operating activities provided $2.3 million in cash.  Net cash provided by operating activities was primarily attributable to net income, decreases in inventory and other assets and an increase in taxes payable offset partially by an increase in accounts receivable.  The increase in accounts receivable was attributable to the increased revenues realized by the Company during the first quarter of 2001.  The decline in inventory is also related to the high sales volume above the Company’s build plan as well as a concerted effort by the Company to reduce its inventory levels.  Net cash used by investing activities totaled $2.2 million in the first three months of 2001, due principally to acquisition of property, plant and equipment offset partially by sales of available-for-sale securities.  The large increase in property, plant and equipment acquisitions over the corresponding period in 2000 relates primarily to the capitalization of elements of the Company’s Oracle software implementation and strengthening of its computer and communications infrastructure.  Net cash provided by financing activities in the first three months of 2001 was $0.8 million, due principally to net proceeds from short-term borrowings offset partially by payments on long-term debt.

In March 2001, the Company received approval for the restructuring of its U.S. long-term debt.  Under the terms of the amended agreement, the Company will receive additional funding of $2.5 million for the acquisition of Sydec (See Note 9 of Notes to Condensed Consolidated Financial Statements).  Interest and principal payments on the loan will be payable in monthly installments of $0.5 million.  The outstanding balance on this debt at March 31, 2001 was $27.7 million, which includes $8.7 million outstanding on the Mackie Italy acquisition loan and $19.0 million outstanding on the EAW acquisition loan.  The loan, which is secured by all of the Company’s assets, bears interest at the bank’s prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses.

In March 2001, the Company also received approval for the restructuring of its U.S. line of credit.  The new line provides up to $15.0 million of short-term borrowing subject to certain limitations.  This line of credit is secured by all of the Company's U.S. based assets.  At March 31, 2001 there was $11.6 million outstanding on the line of credit, as well as a $1.5 million guarantee on debt of Mackie Italy, leaving an available balance on the line of $1.9 million.  This credit facility expires April 30, 2002.

Under the terms of the U.S. credit agreements, the Company must maintain certain financial ratios and tangible net worth.  The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit of $10.0 million.  The Company was in compliance with all covenants at March 31, 2001.

Mackie Italy also has agreements with several banks in Italy that provide short-term credit facilities totaling approximately $25.2 million.  At March 31, 2001, there was approximately $18.6 million outstanding under these facilities.  The majority of these credit facilities are secured by Mackie Italy’s receivables.  Interest rates on these credit facilities range from 4.8% to 13.5%.

Mackie Italy also has various long-term loans outstanding at March 31, 2001, totaling approximately $6.2 million, which bear interest at rates from 6.3% to 8.9%.  These loans, certain of which are secured by specific assets of Mackie Italy, mature at varying dates up to 2013.

The Company believes that its existing cash, cash equivalents and credit facilities will be sufficient to provide adequate working capital to fund operations over the next twelve months. However, there can be no assurance that the Company will not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company.  The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies  (see Note 9 of Notes to Condensed Consolidated Financial Statements).

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

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  This statement, as amended, became effective for the Company on January 1, 2001.  The adoption of SFAS No. 133 did not have an impact on the Company’s consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of March 31, 2001.  However, the Company is exposed to interest rate risk. The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s cash equivalents as well as interest paid on debt.

At March 31, 2001, the Company had cash and cash equivalents, and bonds of $7.3 million and short-term borrowings of $30.9 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% (for example from 8% to 8.8%) would not have had a material effect on the Company's earnings for the quarter.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% increase in the value of the U.S. Dollar, throughout the three-month period ended March 31, 2001, would not have had a material effect on the Company’s earnings for the quarter.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

Mackie Designs Inc.
(Registrant)

Dated: May 14, 2001	By:	/s/ William A. Garrard
William A. Garrard Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)