Form 10-Q
period 2001-06-30
MACKIE DESIGNS INC
filed 2001-08-14
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value	12,381,858

Class	Number of Shares Outstanding
(as of August 7, 2001)

MACKIE DESIGNS INC.

FORM 10-Q
For the quarter ended June 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MACKIE DESIGNS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share data

	June 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$2,787	$3,838
Available-for-sale securities	—	509
Accounts receivable, net	41,005	39,085
Inventories	55,615	63,471
Prepaid expenses and other current assets	1,673	1,514
Income taxes receivable	651	—
Deferred income taxes	3,015	3,148

Total current assets	104,746	111,565

Property, plant and equipment, net	25,028	23,568
Intangible assets, net	27,416	24,419
Bonds	3,646	3,891
Other assets, net	1,228	1,755

Total assets	$162,064	$165,198

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$32,164	$31,281
Accounts payable	20,515	21,912
Accrued expenses	10,506	10,503
Income taxes payable	—	706
Long-term debt callable under covenant provisions	28,819	—
Current portion of long-term debt	746	5,025

Total current liabilities	92,750	69,427

Long-term debt, excluding current portion	5,728	29,971
Other long-term liabilities	3,521	3,932
Deferred income taxes	4,143	4,098

Total liabilities	$106,142	$107,428

Shareholders' equity:
Common stock	28,173	27,720
Retained earnings	31,050	31,885
Accumulated other comprehensive loss	(3,301)	(1,835)

Total shareholders' equity	55,922	57,770

Total liabilities and shareholders' equity	$162,064	$165,198

See accompanying Notes to Condensed Consolidated Financial Statements

MACKIE DESIGNS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

In thousands, except per share data

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net sales	$56,503	$56,857	$115,128	$102,048
Cost of goods sold	40,372	35,579	79,226	64,579

Gross profit	16,131	21,278	35,902	37,469

Operating expenses:
Selling, general and administrative	13,309	13,628	27,113	23,466
Research and development	3,300	2,774	6,249	4,713

Total operating expenses	16,609	16,402	33,362	28,179

Operating income (loss)	(478)	4,876	2,540	9,290

Interest income	100	147	202	343
Interest expense	(1,393)	(1,106)	(2,850)	(1,752)
Other expense, net	(790)	(56)	(893)	(37)

Income (loss) before income taxes	(2,561)	3,861	(1,001)	7,844

Income tax expense (benefit)	(764)	1,615	(166)	3,179

Net income (loss)	$(1,797)	$2,246	$(835)	$4,665

Net income (loss) per share:
Basic	$(0.15)	$0.19	$(0.07)	$0.38
Diluted	$(0.15)	$0.17	$(0.07)	$0.37

Weighted average common and potential common shares used in computing net income (loss) per share:
Basic	12,373	12,131	12,373	12,120
Diluted	12,373	12,901	12,373	12,619

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, except per share data

	Six months ended June 30,

	2001	2000

Operating activities
Net income (loss)	$(835)	$4,665
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,967	3,891
Deferred stock compensation	453	150
Deferred income taxes	(128)	1,057
Changes in operating assets and liabilities:
Accounts receivable	(3,788)	(4,326)
Inventory	5,750	(7,603)
Prepaid expenses and other current assets	(137)	813
Other assets	(454)	(709)
Accounts payable and accrued expenses	1,023	3,438
Income taxes payable	(1,287)	(417)
Other long term liabilities	(241)	(237)

Cash provided by operating activities	4,323	722

Investing activities
Acquisition of business, net of cash acquired	(4,187)	(19,646)
Purchases of available-for-sale securities	—	(2,066)
Proceeds from sales of available-for-sale securities	515	—
Proceeds from maturities of available-for-sale securities	—	5,240
Purchases of property, plant and equipment	(5,333)	(2,590)

Cash used by investing activities	(9,005)	(19,062)

Financing activities
Proceeds from long-term debt	2,035	18,200
Payments on long-term debt	(1,332)	(4,931)
Net short-term borrowings	1,997	4,282
Proceeds from the exercise of stock options	—	211

Cash provided by financing activities	2,700	17,762

Effect of exchange rate changes on cash	931	(380)

Decrease in cash and cash equivalents	(1,051)	(958)

Cash and cash equivalents at beginning of period	3,838	4,629

Cash and cash equivalents at end of period	$2,787	$3,671

Supplemental disclosures
Cash paid for income taxes	$1,116	$3,020

Cash paid for interest	$2,037	$1,765

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

In thousands, except per share data
1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Mackie Designs Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company's management, all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of future financial results.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission.  Certain amounts reported in previous periods have been reclassified to conform to the 2001 presentation.

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

On July 20, 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  Statement 141 requires that all business combinations be accounted for under a single method – the purchase method.  Use of the pooling-of-interests method is no longer permitted.  Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.  Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of the Statement, which will be adopted by the Company on January 1, 2002.  Because of the extensive effort needed to comply with adopting statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.  As of June 30, 2001 the Company had $27.4 million in goodwill and intangible assets and related amortization for the six-month period then ended of $0.9 million.

2.    Acquisition

In April 2001, the Company acquired 100% of the capital stock of Sydec N.V. (“Sydec”).  Based in Belgium, Sydec is a developer of products and services in the area of embedded electronics & software, networking, digital signal processing and Windows™ 95/98/NT/2000 driver applications.  The acquisition was accounted for under the purchase method of accounting.  The aggregate purchase price, plus related acquisition costs, was approximately $4.4 million.  The excess of the purchase price over the fair value of net tangible assets acquired approximating $4.6 million, is included in intangible assets.  A total of $1.0 million of the purchase consideration was specifically allocated to developed technology.  The remaining $3.6 million is goodwill.  Goodwill is being amortized on the straight-line method over 10 years, while the developed technology is being amortized on the straight-line method over 5 years.  The Company is still refining its purchase price allocation and there could be some adjustments in the future.  The results of Sydec have been included in the Company’s consolidated results of operations from the date of acquisition.

The following table presents unaudited pro forma consolidated financial information for the six-month periods ended June 30, 2001 and 2000 as if the acquisition of Sydec had occurred on January 1 of those years:

In thousands, except per share data	Six months ended June 30,
	2001	2000

Revenue	$115,611	$103,014
Net income (loss)	$(1,214)	$3,907
Diluted income (loss) per share	$(0.10)	$0.30

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

3.          Inventories

Inventories consisted of the following:

	June 30, 2001	December 31, 2000

Raw materials	$23,195	$31,579
Work in process	4,827	4,831
Finished goods	27,593	27,061

	$55,615	$63,471

4.          Intangible assets

             Intangible assets consist of the following:

	June 30, 2001	December 31, 2000

Goodwill	$20,827	$17,974
Developed technology	6,158	5,200
Assembled workforce	1,660	1,660
Trademark	1,380	1,380

	30,025	26,214
Less accumulated amortization	2,609	1,795

	$27,416	$24,419

5.          Financing

The Company has a U.S. based revolving note related to the acquisitions of Mackie Designs (Italy) S.p.A. (“Mackie Italy”) and Eastern Acoustic Works, Inc. (“EAW”).  At June 30, 2001 there was $28.8 million outstanding on this note.  Of this balance, $6.0 million is scheduled for payment within twelve months of the balance sheet date.  This credit agreement requires the Company to maintain certain financial ratios and tangible net worth.  The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit of $10.0 million.

At June 30, 2001, the Company was out of compliance with certain of its financial covenants.  The Company is currently in negotiations with its U.S. lender to obtain a waiver for this non-compliance and/or a restructuring of the covenants.  If the lender does not waive this failure to comply and/or restructure the covenants, it could declare an event of default, which would allow the lender to accelerate payment of all amounts due under the U.S. based revolving note and line of credit.  The balances outstanding on the revolving note and the line of credit at June 30, 2001 were $28.8 million and $11.3 million, respectively.  This noncompliance may also result in higher interest costs.  The Company is highly leveraged and would be unable to pay the accelerated amounts that would become immediately payable if a default is declared.  As a result of this non-compliance, the entire U.S. based revolving note as of June 30, 2001 ($28.8 million) that is potentially due within one year, has been classified as a current liability in the balance sheet under the caption, “Long-term debt callable under covenant provisions”.

6.          Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes the effect of potential dilutive common shares outstanding, consisting of stock options using the treasury stock method.  The denominators of the diluted net income (loss) per share calculations exclude the effect of unexercised stock options representing the potential rights to 4,541,305 and 300,000 shares for the second quarters of 2001 and 2000, respectively, as well as 4,541,305 and 975,175 shares for the first six months of 2001 and 2000, respectively, as including the effect would be antidilutive.  The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations.

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Numerator:
Numerator for basic and diluted net income (loss) per share - net income (loss)	$(1,797)	$2,246	$(835)	$4,665

Denominator:
Denominator for basic net income (loss) per share – weighted average common shares	12,373	12,131	12,373	12,120

Effect of dilutive stock options	—	770	—	499

Denominator for diluted net income (loss) per share	12,373	12,901	12,373	12,619

Basic net income (loss) per share	$(0.15)	$0.19	$(0.07)	$0.38

Diluted net income (loss) per share	$(0.15)	$0.17	$(0.07)	$0.37

7.    Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month periods ended June 30, 2001 and 2000, is detailed below:

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net income (loss)	$(1,797)	$2,246	$(835)	$4,665
Other comprehensive income (loss):
Foreign currency translation adjustments	(288)	(169)	(1,466)	(818)

Comprehensive income (loss)	$(2,085)	$2,077	$(2,301)	$3,847

8.   Segment Information

The Company identifies its business segments based on management responsibility using a combination of products and geographic factors.  The Company has three reportable segments:  Mackie Designs Inc. (“Mackie”), its Italian subsidiary, Mackie Italy, and its U.S. subsidiary, EAW.  The Mackie segment offers audio mixers and other professional audio equipment.  The Mackie Italy segment offers loudspeakers, loudspeaker components and Mackie product offerings.  The EAW segment offers loudspeakers targeted at the mid to high-end of the installed and touring sound markets.  A summary of key financial data by segment is as follows:

	Mackie	Mackie Italy	EAW	Elimination of intercompany amounts	Total

Three months ended June 30, 2001:

Net sales, to external customers	$26,739	$18,753	$11,011	$—	$56,503
Net sales, intersegment	4,016	4,974	133	(9,123)	—
Operating income (loss)	(612)	(548)	314	368	(478)
Total assets	122,202	77,619	36,055	(74,463)	161,413

Three months ended June 30, 2000:

Net sales, to external customers	$27,813	$17,741	$11,303	$—	$56,857
Net sales, intersegment	3,344	7,306	567	(11,217)	—
Operating income (loss)	3,723	1,737	(136)	(448)	4,876
Total assets	106,768	74,359	27,605	(49,459)	159,273

Six months ended June 30, 2001:

Net sales, to external customers	$57,117	$36,814	$21,197	$—	$115,128
Net sales, intersegment	9,026	12,387	798	(22,211)	—
Operating income (loss)	1,730	(60)	352	518	2,540

Six months ended June 30, 2000:

Net sales, to external customers	$55,275	$35,470	$11,303	$—	$102,048
Net sales, intersegment	7,067	9,186	567	(16,820)	—
Operating income (loss)	7,418	3,093	(136)	(1,085)	9,290

The net assets of foreign operations of the Company were approximately $12.5 million at June 30, 2001.

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

The following discussions, including but not limited to, the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Quantitative and Qualitative Disclosures About Market Risk” describe some, but not all, of the factors that could cause the actual results to differ materially from the forward-looking statements.  These factors include, among others, the following: international, national and local general economic and market conditions; the size and growth of the professional audio equipment market; competition with other marketers, distributors and sellers of professional audio equipment; the Company's ability to develop and introduce new products; the Company's ability to sustain, manage or forecast its growth and inventories; the Company's ability to integrate the operations of companies acquired; the Company's ability to secure and protect trademarks, patents, and other intellectual property; the performance and reliability of the Company's products; customer service; the loss of significant customers or suppliers; dependence on distributors; management of increased costs of freight and transportation; the Company's ability to meet delivery deadlines; general risks associated with doing business in foreign countries, including, without limitation, import duties, tariffs, foreign currency fluctuations, and political and economic instability; changes in U.S. and foreign government regulations; the Company’s ability to attract and retain qualified employees; liability and other claims asserted against the Company; and other factors referenced or incorporated by reference in this report and other reports filed with the Securities and Exchange Commission.

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

Results of Operations

Quarter Ended June 30, 2001 as Compared with Quarter Ended June 30, 2000

Net sales decreased slightly to $56.5 million in the secondquarter of 2001 from $56.9 million in the second quarter of 2000.  The decline was caused by lower sales in the compact mixer and power amplifier markets of $2.9 million, an unfavorable foreign exchange effect of $1.9 million, and increased sales discounts of $0.4 million.  These declines were partially offset by $4.9 million in sales related to new product offerings in the speaker product family.  Sales outside the U.S. increased to 45.7% of the Company’s total net sales in the second quarter of 2001 from 40.0% in the second quarter of 2000.

Gross margin decreased to 28.5% in the second quarter of 2001 from 37.4% in the second quarter of 2000. This decline was primarily due to a partial shift in product mix from higher margin compact mixer and digital products to lower margin speaker products along with a general increase in material and labor costs across multiple product lines.  Gross margin was also reduced by increased freight accommodations and sales discounts, as well as an unfavorable foreign currency exchange effect.  Gross profit decreased to $16.1 million in the second quarter of 2001 from $21.3 million in the corresponding period of 2000 for the same reasons affecting net sales and gross margin noted above.

Selling, general and administrative expense decreased slightly to $13.3 million in the second quarter of 2001 from $13.6 million in the corresponding period of 2000.  As a percentage of net sales, selling, general and administrative expenses decreased to 23.6% in the second quarter of 2001 from 24.0% in the corresponding period in 2000.

Research and development (R&D) expense increased to $3.3 million in the second quarter of 2001 from $2.8 million in the corresponding period of 2000.  This $0.5 million increase was primarily due to the inclusion of Sydec with R&D expense of $0.7 in the second quarter of 2001.  As a percentage of net sales, these expenses increased to 5.8% in the second quarter of 2001 from 4.9% in the corresponding period of 2000 due to the inclusion of Sydec, which is principally an R&D operation.

Interest income was unchanged in the second quarter of 2001 compared to the second quarter of 2000 at $0.1 million.  Interest expense increased to $1.4 million in the second quarter of 2001 from $1.1 million in the corresponding period of 2000.  The increase was primarily attributable to borrowings for the acquisition of Sydec and to higher levels of short-term borrowing.

Income tax benefit for the second quarter of 2001 was $0.8 million representing an overall effective tax benefit of 29.8% compared to income tax of $1.6 million and an effective tax rate of 41.8% for the same period of 2000, respectively.  Fluctuations in the rate are primarily attributable to foreign operations.

Six Months Ended June 30, 2001 as Compared with Six Months Ended June 30, 2000

Net sales increased 12.8% to $115.1 million in the first six months of 2001 from $102.0 million in the first six months of 2000.  Of the $13.1 million increase, $10.2 million was due to the inclusion of a full six months of EAW in 2001 compared to three months for 2000.  New product offerings in the digital and speaker product families accounted for an additional $9.2 million of the growth.  These increases were partially offset by lower sales in the compact mixer and power amplifier markets of $5.3 million and an unfavorable foreign exchange effect of $2.2 million.  Sales outside the U.S. decreased to 42.4% of the Company’s total net sales in the first six months of 2001 from 43.4% in the first six months of 2000.  The decrease was due mainly to the inclusion of sales by EAW whose sales outside of the U.S. comprised only 29.6% of its total net sales for the first six months of 2001.

Gross margin decreased to 31.2% in the first six months of 2001 from 36.7% in the first six months of 2000. This decline was primarily due to a partial shift in product mix from higher margin compact mixer and digital products to lower margin speaker products along with a general increase in material and labor costs across multiple product lines.  Gross margin was also reduced by increased freight accommodations and sales discounts, as well as an unfavorable foreign currency exchange effect.  These declines were partially offset by increased sales in the high-margin digital product market.  Gross profit decreased to $35.9 million in the first six months of 2001 from $37.5 million in the corresponding period of 2000 for the same reasons affecting net sales and gross margin noted above.

Selling, general and administrative expense increased to $27.1 million in the first six months of 2001 from $23.5 million in the corresponding period of 2000.  Of the $3.6 million increase, $2.7 million was due to the inclusion of six months of EAW costs in 2001 compared to three months in 2000.  Costs related to increased headcount and the non-capitalized portion of the Oracle implementation made up the remainder of the increase.  These costs were partially offset by a $0.7 million favorable impact of foreign exchange. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 23.6% in the first six months of 2001 from 23.0% in the corresponding period in 2000.

Research and development (R&D) expense increased to $6.2 million in the first six months of 2001 from $4.7 million in the corresponding period of 2000.  Of this $1.5 million increase, $0.8 million was due to the inclusion of six months of EAW costs in 2001 compared to three months in 2000.  The inclusion of Sydec in the second quarter of 2001 caused the remainder of the $0.7 million increase.  As a percentage of net sales, these expenses increased to 5.4% in the first six months of 2001 from 4.6% in the corresponding period of 2000 due to the inclusion of Sydec, which is principally an R&D operation.

Interest income decreased slightly to $0.2 million in the first six months of 2001 compared with $0.3 million in the first six months of 2000.  Interest expense increased to $2.9 million in the first six months of 2001 from $1.8 million in the corresponding period of 2000.  The increase was primarily attributable to the increase in borrowings due to the acquisitions of EAW and Sydec and to higher levels of short-term borrowing.

Income tax benefit for the first six months of 2001 was $0.2 million representing an overall effective tax benefit of 16.6% compared to income tax of $3.2 million and an effective tax rate of 40.5% for the same period of 2000, respectively.  Fluctuations in the rate are primarily attributable to foreign operations.

Liquidity and Capital Resources

During the first six months of 2001, the Company's operating activities provided $4.3 million in cash.  Net cash provided by operating activities was primarily attributable to a decrease in inventory and an increase in accounts payable and accrued expenses offset partially by a net loss, an increase in accounts receivable and a decrease in income taxes.  The decline in inventory is due to a concerted effort by the Company to reduce its inventory levels.  Net cash used by investing activities totaled $9.0 million in the first six months of 2001, due to the purchase of Sydec and the acquisition of property, plant and equipment offset partially by sales of available-for-sale securities.  The large increase in property, plant and equipment acquisitions over the corresponding period in 2000 relates primarily to the capitalization of elements of the Company’s Oracle software implementation and improvements to its computer and communications infrastructure.  Net cash provided by financing activities in the first six months of 2001 was $2.7 million due to net proceeds from short-term and long-term borrowings offset partially by payments on long-term debt.

The Company’s line of credit agreement provides up to $15.0 million of short-term borrowing subject to certain limitations.  This line of credit is secured by all of the Company's U.S. based assets.  At June 30, 2001 there was $11.3 million outstanding on the line of credit, as well as a $1.4 million guarantee on debt of Mackie Italy, leaving an available balance on the line of $2.3 million.  This credit facility expires April 30, 2002.  While management expects renewal of this facility in the due course of business, it to is subject to the covenant issues described below.

The Company also has a U.S. based revolving note related to the acquisitions of Mackie Italy and EAW.  This note, which is secured by all of the Company’s U.S. based assets, bears interest at the bank’s prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses.  At June 30, 2001 there was $28.8 million outstanding on this note.  Of this balance, $6.0 million is scheduled for payment within twelve months of the balance sheet date.

Under the terms of the U.S. credit agreements, the Company must maintain certain financial ratios and tangible net worth.  The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit of $10.0 million.  At June 30, 2001, the Company was out of compliance with certain of its financial covenants.  The Company is currently in negotiations with its U.S. lender to obtain a waiver for this non-compliance and/or a restructuring of the covenants.  If the lender does not waive this failure to comply and/or restructure the covenants, it could declare an event of default, which would allow the lender to accelerate payment of all amounts due under the U.S. based revolving note and line of credit.  The balances outstanding on the revolving note and the line of credit at June 30, 2001 were $28.8 million and $11.3 million, respectively.  This noncompliance may also result in higher interest costs.  The Company is highly leveraged and would be unable to pay the accelerated amounts that would become immediately payable if a default is declared.  As a result of this non-compliance, the entire U.S. based revolving note as of June 30, 2001 ($28.8 million) that is potentially due within one year, has been classified as a current liability in the balance sheet under the caption, “Long-term debt callable under covenant provisions”.

The Company is taking various cost control measures including layoffs, office closures, reducing capital expenditures and increasing management controls over expenditures in order to bring the Company into compliance with the covenants in the future.  As part of the waiver negotiations, the Company is pursuing a restructuring of the existing credit agreements.  The Company is also evaluating a variety of alternative capital sources as part of an ongoing plan to enhance its capital structure.

Mackie Italy also has agreements with several banks in Italy that provide short-term credit facilities totaling approximately $25.2 million.  At June 30, 2001, there was approximately $18.8 million outstanding under these facilities.  The majority of these credit facilities are secured by Mackie Italy’s receivables.  Interest rates on these credit facilities range from 4.8% to 13.5%.

Provided the Company restructures and/or obtains a waiver with respect to its U.S. based debt, it believes that its existing cash, cash equivalents and credit facilities will be sufficient to provide adequate working capital to fund operations over the next twelve months. However, there can be no assurance that the Company will receive a waiver, restructure its debt or not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company.  It is the Company’s belief that a waiver and/or restructuring of the covenants will occur; however, if the debt is called and the Company is unable to obtain alternate financing, it may have to modify its current operations, liquidate assets or take other measures to continue normal operations.

Euro Conversion

European business systems are being forced to handle currencies in a new way with the introduction of the Euro.  Mackie Italy’s computer system does not support the Euro, and reprogramming the system is not an economically viable option.  Although the date for mandatory Euro compliance is January 1, 2002, it is believed that the existing system can be utilized until early in the fourth quarter 2001 after which time the transition to the new system would need to begin.  The Company has acquired an Oracle based software system and the related computer hardware to run a single system for all worldwide operations.  Implementation procedures related to the system began during the third quarter of 2000.  This system will be Euro compliant and is scheduled to be in place in Italy during the second half of 2001.  The cost of this system is preliminarily estimated to be in the range of $7.0 to $9.0 million dollars.

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

On July 20, 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  Statement 141 requires that all business combinations be accounted for under a single method – the purchase method.  Use of the pooling-of-interests method is no longer permitted.  Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.  Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of the Statement, which will be adopted by the Company on January 1, 2002.  Because of the extensive effort needed to comply with adopting statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.  As of June 30, 2001 the Company had $27.4 million in goodwill and intangible assets and related amortization for the six-month period then ended of $0.9 million.

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

At June 30, 2001, the Company had cash and cash equivalents, and bonds of $6.4 million and short-term borrowings of $61.7 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% (for example from 8% to 8.8%) for the six month period ended June 30, 2001 would have increased interest expense by $0.5 million.

Foreign Currency Risk

The Company operates foreign subsidiaries in Canada, Italy, the United Kingdom, Germany, France, the Netherlands, China and the Czech Republic.  The Company’s business and financial condition are, therefore, sensitive to currency exchange rates or any other restrictions imposed on foreign currencies.  Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates during the period.  The Company has a significant natural hedge in the form of Italian based manufacturing and European based operating, interest and tax expenses.

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% increase in the value of the U.S. Dollar, throughout the six month period ended June 30, 2001, would not have had a material effect on the Company’s loss for the six month period.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various legal proceedings and claims that arise in the ordinary course of business.  Management currently believes that these matters will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 16, 2001, the following proposal was adopted by the votes indicated:
1.	To elect Gregory C. Mackie and Gregory W. Riker to serve as Class 3 directors of the Company for a three-year term and to elect James T. Engen to serve as a Class 1 director of the Company for the remaining one year of a three-year term:

	Number of Shares For	Number of Shares Withheld

Gregory C. Mackie	10,346,857	104,373
Gregory W. Riker	10,450,080	1,150
James T. Engen	10,346,857	104,373

Item 5.  Other Information

At a Special Meeting of the Board of Directors held on May 16, 2001, the Company accepted the resignation of Roy D. Wemyss as a member of the Board of Directors effective May 15, 2001, the resignation of David M. Tully as Secretary and Treasurer effective May 16, 2001, and elected William A. Garrard as Secretary and Treasurer effective May 16, 2001 to serve as such until his resignation, removal from office or until his successor is duly elected and qualified.

Item 6.  Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mackie Designs Inc.

(Registrant)

Dated: August 13, 2001	By:	/s/ William A. Garrard

William A. Garrard Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)