Form 10-Q/A
period 2001-03-31
MACKIE DESIGNS INC
filed 2001-09-14
CIK 946815

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-26524

MACKIE DESIGNS INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1432133 (I.R.S. Employer Identification No.)
16220 Wood-Red Road, N.E., Woodinville, Washington (Address of principal executive offices)	98072 (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value Class	12,372,358 Number of Shares Outstanding (as of May 1, 2001)

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 15, 2001, to correct the effects of a clerical error related to the elimination of intercompany sales (made at cost) and cost of goods sold from our condensed consolidated statements of income. As a result of this clerical error, net sales and cost of goods sold as originally reported for the quarter ended March 31, 2001 were overstated by approximately $1.4 million. The impact of this clerical error resulted in amendments to the following sections: Item 1, Condensed consolidated statements of income; Item 1, Notes to condensed consolidated financial statements; Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

MACKIE DESIGNS INC.

FORM 10-Q/A
For the quarter ended March 31, 2001

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets—March 31, 2001 and December 31, 2000

Condensed consolidated statements of income—Three months ended March 31, 2001 and 2000

Condensed consolidated statements of cash flows—Three months ended March 31, 2001 and 2000

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

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share data

	Three months ended March 31,
	2001	2000
Net sales	$57,208	$45,191
Cost of goods sold	37,436	29,000

Gross profit	19,772	16,191
Operating expenses:
Selling, general and administrative	13,804	9,838
Research and development	2,949	1,939

Total operating expenses	16,753	11,777
Operating income	3,019	4,414
Interest income	102	196
Interest expense	(1,458)	(646)
Other income (expense), net	(103)	19

Income before income taxes	1,560	3,983
Income taxes	598	1,564

Net income	$962	$2,419

Basic and diluted net income per share:	$0.08	$0.20
Weighted average common and potential common shares used in computing net income per share:
Basic	12,372	12,110
Diluted	12,795	12,338

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, except per share data

	Three months ended March 31,
	2001	2000
Operating activities
Net income	$962	$2,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,051	1,849
Deferred stock compensation	177	—
Deferred income taxes	(144)	(410)
Changes in operating assets and liabilities:
Accounts receivable	(4,594)	(3,783)
Inventories	2,237	(1,225)
Prepaid expenses and other current assets	(226)	123
Other assets	693	225
Accounts payable and accrued expenses	450	1,960
Income taxes payable	740	704
Other long term liabilities	(82)	101

Cash provided by operating activities	2,264	1,963
Investing activities
Purchases of available-for-sale securities	—	(2,066)
Proceeds from sales of available-for-sale securities	515	—
Proceeds from maturities of available-for-sale securities	—	3,394
Purchases of property, plant and equipment	(2,736)	(614)

Cash (used)/provided by investing activities	(2,221)	714
Financing activities
Proceeds from long-term debt	—	1,077
Payments on long-term debt	(164)	(4,747)
Net proceeds on bank line of credit and short-term borrowings	980	4,383
Proceeds from the exercise of stock options	—	58

Cash provided by financing activities	816	771
Effect of exchange rate changes on cash	(1,107)	(310)

(Decrease)/increase in cash and cash equivalents	(248)	3,138
Cash and cash equivalents at beginning of period	3,838	4,629

Cash and cash equivalents at end of period	$3,590	$7,767

Supplemental disclosures
Cash paid for income taxes	$31	$336

Cash paid for interest	$1,395	$378

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This statement, as amended, became effective for the Company on January 1, 2001. The adoption of SFAS No. 133 did not have an impact on the Company's consolidated financial position or results of operations.

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

	Three months ended March 31,
	2001	2000
Numerator:
Numerator for basic and diluted net income per share—net income	$962	$2,419

Denominator:
Denominator for basic net income per share—weighted average common shares	12,372	12,110
Effect of dilutive stock options	423	228

Denominator for diluted net income per share	12,795	12,338

Basic net income per share	$0.08	$0.20

Diluted net income per share	$0.08	$0.20

5.  Comprehensive Income (Loss)

Comprehensive income (loss) for the three-month period ended March 31, 2001 and 2000, is detailed below:

	Three months ended March 31,
	2001	2000
Net income	$962	$2,419
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(1,178)	(649)

Comprehensive income (loss)	$(216)	$1,770

6.  Segment Information

The Company identifies its business segments based on management responsibility using a combination of products and geographic factors. The Company has three reportable segments: Mackie Designs, Inc. ("Mackie"), its Italian subsidiary, Mackie Designs (Italy) S.p.A. ("Mackie Italy"), and its U.S. subsidiary, Eastern Acoustic Works, Inc. ("EAW"). The Mackie segment offers audio mixers and other professional audio equipment. The Mackie Italy segment offers loudspeakers, loudspeaker components and Mackie product offerings. The EAW segment offers loudspeakers targeted at the mid to high-end of the installed and touring sound markets. A summary of key financial data by segment is as follows:

	Mackie	Mackie Italy	EAW	Elimination of intercompany amounts	Total
Three months ended March 31, 2001:
Net sales, to external customers	$30,379	$18,061	$8,768	$—	$57,208
Net sales, intersegment	5,010	7,413	2,083	(14,506)	—
Operating income	2,343	488	38	150	3,019
Total assets	118,102	81,455	36,306	(73,283)	162,580
Three months ended March 31, 2000:
Net sales, to external customers	$26,865	$18,326	$—	$—	$45,191
Net sales, intersegment	3,723	1,880	—	(5,603)	—
Operating income	3,695	1,356	—	(637)	4,414
Total assets	79,254	71,120	—	(26,940)	123,434

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

9.  Subsequent Event

In January 2001, the Company entered into an agreement to acquire all the outstanding shares of Sydec NV ("Sydec") for a total of approximately $4.5 million in cash. The transaction closed in early April 2001. Based in Belgium, Sydec is recognized as a leading developer of products and services in the area of embedded electronics & software, networking, digital signal processing and Windows™ 95/98/NT/2000 driver and application development.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements.

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

Results of Operations

Quarter Ended March 31, 2001 as Compared with Quarter Ended March 31, 2000

Net sales increased 26.6% to $57.2 million in the first quarter of 2001 from $45.2 million in the first quarter of 2000. Of the $12.0 million increase, $8.8 million was attributable to the addition of EAW. New product offerings in the digital product families as well as the speaker product family accounted for an additional $6.3 million of the growth. These increases were partially offset by an unfavorable foreign exchange effect of $1.3 million and lower sales in the compact mixer and power amplifier markets of $2.3 million. Sales outside the U.S. decreased to 39.6% of the Company's total net sales in the first quarter of 2001 from 48.0% in the first quarter of 2000. The decrease was due mainly to the inclusion of sales by EAW whose sales outside of the U.S. comprised only 31% of its total net sales for the first quarter of 2001 as well as the unfavorable impact of foreign exchange rates.

Gross margin decreased to 34.6% in the first quarter of 2001 from 35.8% in the first quarter of 2000. This decline was primarily due to reduced sales in the higher margin compact mixer market and higher sales in the lower margin speaker market along with an unfavorable foreign currency exchange effect of approximately 0.8%. These declines were offset partially by increased sales in the high margin digital product market and declines in the lower margin amplifier market. Gross profit increased to $19.8 million in the first quarter of 2001 from $16.2 million in the corresponding period of 2000 for the same reasons affecting net sales noted above.

Selling, general and administrative expense increased to $13.8 million in the first quarter of 2001 from $9.8 million in the corresponding period of 2000. Of the $4.0 million increase, $2.7 million is attributable to the inclusion of EAW. Costs related to increased headcount and the non-capitalized portion of the Oracle implementation made up the remainder of the increase. These costs were partially offset by a $0.5 million favorable impact of foreign exchange. As a percentage of net sales, selling, general and administrative expenses increased to 24.1% in the first quarter of 2001 from 21.8% in the corresponding period in 2000. This increase is primarily due to incremental headcount costs associated with the build-up of corporate infrastructure that began during the second half 2000 as well as non-capitalized costs related to the Oracle implementation.

Research and development (R&D) expense increased to $2.9 million in the first quarter of 2001 from $1.9 million in the corresponding period of 2000. Of the $1.0 million increase, $0.8 million is attributable to the inclusion of EAW. As a percentage of net sales, these expenses increased to 5.2% in the first quarter of 2001 from 4.3% in the corresponding period of 2000. The increase is primarily due to EAW's higher R&D expense as a percentage of its sales.

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

Liquidity and Capital Resources

During the first three months of 2001, the Company's operating activities provided $2.3 million in cash. Net cash provided by operating activities was primarily attributable to net income, decreases in inventory and other assets and an increase in taxes payable offset partially by an increase in accounts receivable. The increase in accounts receivable was attributable to the increased revenues realized by the Company during the first quarter of 2001. The decline in inventory is also related to the high sales volume above the Company's build plan as well as a concerted effort by the Company to reduce its inventory levels. Net cash used by investing activities totaled $2.2 million in the first three months of 2001, due principally to acquisition of property, plant and equipment offset partially by sales of available-for-sale securities. The large increase in property, plant and equipment acquisitions over the corresponding period in 2000 relates primarily to the capitalization of elements of the Company's Oracle software implementation and strengthening of its computer and communications infrastructure. Net cash provided by financing activities in the first three months of 2001 was $0.8 million, due principally to net proceeds from short-term borrowings offset partially by payments on long-term debt.

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

Mackie Italy also has agreements with several banks in Italy that provide short-term credit facilities totaling approximately $25.2 million. At March 31, 2001, there was approximately $18.6 million outstanding under these facilities. The majority of these credit facilities are secured by Mackie Italy's receivables. Interest rates on these credit facilities range from 4.8% to 13.5%.

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

Euro Conversion

European business systems are being forced to handle currencies in a new way with the introduction of the Euro. Mackie Italy's computer system does not support the Euro, and reprogramming the system is not an economically viable option. Although the date for mandatory Euro compliance is January 1, 2002, it is believed that the existing system can be utilized until early in the fourth quarter 2001 after which time the transition to the new system would need to begin. The Company has acquired an

Oracle based software system and the related computer hardware to run a single system for all worldwide operations. Implementation procedures related to the system began during the third quarter of 2000. This system will be Euro compliant and is scheduled to be in place in Italy during the second half of 2001. The cost of this system is preliminarily estimated to be in the range of $6.0 to $8.0 million dollars.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This statement, as amended, became effective for the Company on January 1, 2001. The adoption of SFAS No. 133 did not have an impact on the Company's consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of March 31, 2001. However, the Company is exposed to interest rate risk. The Company's interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company's cash equivalents as well as interest paid on debt.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% increase in the value of the U.S. Dollar, throughout the three-month period ended March 31, 2001, would not have had a material effect on the Company's earnings for the quarter.

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

Mackie Designs Inc. (Registrant)

Dated: September 14, 2001	By:	/s/ WILLIAM A. GARRARD William A. Garrard Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q/A
MACKIE DESIGNS INC. FORM 10-Q/A For the quarter ended March 31, 2001 INDEX
MACKIE DESIGNS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
MACKIE DESIGNS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
MACKIE DESIGNS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
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