Form 10-Q/A
period 2001-06-30
MACKIE DESIGNS INC
filed 2001-09-14
CIK 946815

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value Class	12,381,858 Number of Shares Outstanding (as of August 7, 2001)

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001, to correct the effects of a clerical error related to the elimination of intercompany sales (made at cost) and cost of goods sold from our condensed consolidated statements of operations. As a result of this clerical error, net sales and cost of goods sold as originally reported for the quarter and six months ended June 30, 2001 were overstated by approximately $2.5 million and $3.9 million, respectively. The impact of this clerical error resulted in amendments to the following sections: Item 1, Condensed consolidated statements of operations; Item 1,

Notes to condensed consolidated financial statements; Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

See accompanying Notes to Condensed Consolidated Financial Statements

MACKIE DESIGNS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

In thousands, except per share data

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Net sales	$54,046	$56,857	$111,253	$102,048
Cost of goods sold	37,915	35,579	75,351	64,579

Gross profit	16,131	21,278	35,902	37,469
Operating expenses:
Selling, general and administrative	13,309	13,628	27,113	23,466
Research and development	3,300	2,774	6,249	4,713

Total operating expenses	16,609	16,402	33,362	28,179

Operating income (loss)	(478)	4,876	2,540	9,290
Interest income	100	147	202	343
Interest expense	(1,393)	(1,106)	(2,850)	(1,752)
Other expense, net	(790)	(56)	(893)	(37)

Income (loss) before income taxes	(2,561)	3,861	(1,001)	7,844
Income tax expense (benefit)	(764)	1,615	(166)	3,179

Net income (loss)	$(1,797)	$2,246	$(835)	$4,665

Net income (loss) per share:
Basic	$(0.15)	$0.19	$(0.07)	$0.38
Diluted	$(0.15)	$0.17	$(0.07)	$0.37
Weighted average common and potential common shares used in computing net income (loss) per share:
Basic	12,373	12,131	12,373	12,120
Diluted	12,373	12,901	12,373	12,619

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

    On July 20, 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which will be adopted by the Company on January 1, 2002. Because of the extensive effort needed to comply with adopting statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. As of June 30, 2001 the Company had $27.4 million in goodwill and intangible assets and related amortization for the six-month period then ended of $0.9 million.

2.  Acquisition

    In April 2001, the Company acquired 100% of the capital stock of Sydec N.V. ("Sydec"). Based in Belgium, Sydec is a developer of products and services in the area of embedded electronics & software, networking, digital signal processing and Windows™ 95/98/NT/2000 driver applications. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price, plus related acquisition costs, was approximately $4.4 million. The excess of the purchase price over the fair value of net tangible assets acquired approximating $4.6 million, is included in intangible assets. A total of $1.0 million of the purchase consideration was specifically allocated to developed technology. The remaining $3.6 million is goodwill. Goodwill is being amortized on the straight-line method over

10 years, while the developed technology is being amortized on the straight-line method over 5 years. The Company is still refining its purchase price allocation and there could be some adjustments in the future. The results of Sydec have been included in the Company's consolidated results of operations from the date of acquisition.

    The following table presents unaudited pro forma consolidated financial information for the six-month periods ended June 30, 2001 and 2000 as if the acquisition of Sydec had occurred on January 1 of those years:

In thousands, except per share data

	Six months ended June 30,
	2001	2000
Revenue	$111,736	$103,014
Net income (loss)	$(1,214)	$3,907
Diluted income (loss) per share	$(0.10)	$0.30

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

5.  Financing

    The Company has a U.S. based revolving note related to the acquisitions of Mackie Designs (Italy) S.p.A. ("Mackie Italy") and Eastern Acoustic Works, Inc. ("EAW"). At June 30, 2001 there was $28.8 million outstanding on this note. Of this balance, $6.0 million is scheduled for payment within twelve months of the balance sheet date. This credit agreement requires the Company to maintain certain financial ratios and tangible net worth. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit of $10.0 million.

    At June 30, 2001, the Company was out of compliance with certain of its financial covenants. The Company is currently in negotiations with its U.S. lender to obtain a waiver for this non-compliance and/or a restructuring of the covenants. If the lender does not waive this failure to comply and/or restructure the covenants, it could declare an event of default, which would allow the lender to accelerate payment of all amounts due under the U.S. based revolving note and line of credit. The balances outstanding on the revolving note and the line of credit at June 30, 2001 were $28.8 million and $11.3 million, respectively. This noncompliance may also result in higher interest costs. The Company is highly leveraged and would be unable to pay the accelerated amounts that would become immediately payable if a default is declared. As a result of this non-compliance, the entire U.S. based revolving note as of June 30, 2001 ($28.8 million) that is potentially due within one year, has been classified as a current liability in the balance sheet under the caption, "Long-term debt callable under covenant provisions".

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

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Numerator:
Numerator for basic and diluted net income (loss) per share—net income (loss)	$(1,797)	$2,246	$(835)	$4,665

Denominator:
Denominator for basic net income (loss) per share—weighted average common shares	12,373	12,131	12,373	12,120
Effect of dilutive stock options	—	770	—	499

Denominator for diluted net income (loss) per share	12,373	12,901	12,373	12,619

Basic net income (loss) per share	$(0.15)	$0.19	$(0.07)	$0.38

Diluted net income (loss) per share	$(0.15)	$0.17	$(0.07)	$0.37

7.  Comprehensive Income (Loss)

    Comprehensive income (loss) for the three and six month periods ended June 30, 2001 and 2000, is detailed below:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Net income (loss)	$(1,797)	$2,246	$(835)	$4,665
Other comprehensive income (loss):
Foreign currency translation adjustments	(288)	(169)	(1,466)	(818)

Comprehensive income (loss)	$(2,085)	$2,077	$(2,301)	$3,847

8.  Segment Information

    The Company identifies its business segments based on management responsibility using a combination of products and geographic factors. The Company has three reportable segments: Mackie Designs Inc. ("Mackie"), its Italian subsidiary, Mackie Italy, and its U.S. subsidiary, EAW. The Mackie segment offers audio mixers and other professional audio equipment. The Mackie Italy segment offers loudspeakers, loudspeaker components and Mackie product offerings. The EAW segment offers loudspeakers targeted at the mid to high-end of the installed and touring sound markets. A summary of key financial data by segment is as follows:

	Mackie	Mackie Italy	EAW	Elimination of intercompany amounts	Total
Three months ended June 30, 2001:
Net sales, to external customers	$26,739	$18,753	$8,554	$—	$54,046
Net sales, intersegment	4,016	4,974	2,590	(11,580)	—
Operating income (loss)	(612)	(548)	314	368	(478)
Total assets	122,202	77,619	36,055	(74,463)	161,413
Three months ended June 30, 2000:
Net sales, to external customers	$27,813	$17,741	$11,303	$—	$56,857
Net sales, intersegment	3,344	7,306	567	(11,217)	—
Operating income (loss)	3,723	1,737	(136)	(448)	4,876
Total assets	106,768	74,359	27,605	(49,459)	159,273
Six months ended June 30, 2001:
Net sales, to external customers	$57,117	$36,814	$17,322	$—	$111,253
Net sales, intersegment	9,026	12,387	4,673	(26,086)	—
Operating income (loss)	1,730	(60)	352	518	2,540
Six months ended June 30, 2000:
Net sales, to external customers	$55,275	$35,470	$11,303	$—	$102,048
Net sales, intersegment	7,067	9,186	567	(16,820)	—
Operating income (loss)	7,418	3,093	(136)	(1,085)	9,290

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

    The following discussions, including but not limited to, the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" describe some, but not all, of the factors that could cause the actual results to differ materially from the forward-looking statements. These factors include, among others, the following: international, national and local general economic and market conditions; the size and growth of the professional audio equipment market; competition with other marketers, distributors and sellers of professional audio equipment; the Company's ability to develop and introduce new products; the Company's ability to sustain, manage or forecast its growth and inventories; the Company's ability to integrate the operations of companies acquired; the Company's ability to secure and protect trademarks, patents, and other intellectual property; the performance and reliability of the Company's products; customer service; the loss of significant customers or suppliers; dependence on distributors; management of increased costs of freight and transportation; the Company's ability to meet delivery deadlines; general risks associated with doing business in foreign countries, including, without limitation, import duties, tariffs, foreign currency fluctuations, and political and economic instability; changes in U.S. and foreign government regulations; the Company's ability to attract and retain qualified employees; liability and other claims asserted against the Company; and other factors referenced or incorporated by reference in this report and other reports filed with the Securities and Exchange Commission.

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

Results of Operations

Quarter Ended June 30, 2001 as Compared with Quarter Ended June 30, 2000

    Net sales decreased 4.9% to $54.0 million in the second quarter of 2001 from $56.9 million in the second quarter of 2000. The decline was caused by lower sales in the 8.Bus, mixer, power amplifier, and digital markets of $4.7 million, an unfavorable foreign exchange effect of $1.9 million, and increased sales discounts of $0.4 million. These declines were partially offset by $4.9 million in sales related to new product offerings in the speaker product family. Sales outside the U.S. increased to 46.3% of the Company's total net sales in the second quarter of 2001 from 40.0% in the second quarter of 2000.

    Gross margin decreased to 29.8% in the second quarter of 2001 from 37.4% in the second quarter of 2000. This decline was primarily due to a partial shift in product mix from higher margin compact mixer and digital products to lower margin speaker products along with a general increase in material and labor costs across multiple product lines. Gross margin was also reduced by increased freight accommodations and sales discounts, as well as an unfavorable foreign currency exchange effect. Gross profit decreased to $16.1 million in the second quarter of 2001 from $21.3 million in the corresponding period of 2000 for the same reasons affecting net sales and gross margin noted above.

    Selling, general and administrative expense decreased slightly to $13.3 million in the second quarter of 2001 from $13.6 million in the corresponding period of 2000. As a percentage of net sales, selling, general and administrative expenses increased slightly to 24.6% in the second quarter of 2001 from 24.0% in the corresponding period in 2000.

    Research and development (R&D) expense increased to $3.3 million in the second quarter of 2001 from $2.8 million in the corresponding period of 2000. This $0.5 million increase was primarily due to the inclusion of Sydec with R&D expense of $0.7 in the second quarter of 2001. As a percentage of net sales, these expenses increased to 6.1% in the second quarter of 2001 from 4.9% in the corresponding period of 2000 due to the inclusion of Sydec, which is principally an R&D operation.

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

Six Months Ended June 30, 2001 as Compared with Six Months Ended June 30, 2000

    Net sales increased 9.0% to $111.3 million in the first six months of 2001 from $102.0 million in the first six months of 2000. Of the $9.2 million increase, $6.0 million was due to the inclusion of a full six months of EAW in 2001 compared to three months for 2000. New product offerings in the digital and speaker product families accounted for an additional $9.2 million of the growth. These increases were partially offset by lower sales in the compact mixer and power amplifier markets of $5.3 million and an unfavorable foreign exchange effect of $2.2 million. Sales outside the U.S. decreased slightly to 42.9% of the Company's total net sales in the first six months of 2001 from 43.4% in the first six months of 2000.

    Gross margin decreased to 32.3% in the first six months of 2001 from 36.7% in the first six months of 2000. This decline was primarily due to a partial shift in product mix from higher margin compact mixer and digital products to lower margin speaker products along with a general increase in material and labor costs across multiple product lines. Gross margin was also reduced by increased freight accommodations and sales discounts, as well as an unfavorable foreign currency exchange effect. These declines were partially offset by increased sales in the high-margin digital product market. Gross profit decreased to $35.9 million in the first six months of 2001 from $37.5 million in the corresponding period of 2000 for the same reasons affecting net sales and gross margin noted above.

    Selling, general and administrative expense increased to $27.1 million in the first six months of 2001 from $23.5 million in the corresponding period of 2000. Of the $3.6 million increase, $2.7 million was due to the inclusion of six months of EAW costs in 2001 compared to three months in 2000. Costs related to increased headcount and the non-capitalized portion of the Oracle implementation made up the remainder of the increase. These costs were partially offset by a $0.7 million favorable impact of foreign exchange. As a percentage of net sales, selling, general and administrative expenses increased to 24.4% in the first six months of 2001 from 23.0% in the corresponding period in 2000.

    Research and development (R&D) expense increased to $6.2 million in the first six months of 2001 from $4.7 million in the corresponding period of 2000. Of this $1.5 million increase, $0.8 million was due to the inclusion of six months of EAW costs in 2001 compared to three months in 2000. The inclusion of Sydec in the second quarter of 2001 caused the remainder of the $0.7 million increase. As a percentage of net sales, these expenses increased to 5.6% in the first six months of 2001 from 4.6% in the corresponding period of 2000 due to the inclusion of Sydec, which is principally an R&D operation.

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

Liquidity and Capital Resources

    During the first six months of 2001, the Company's operating activities provided $4.3 million in cash. Net cash provided by operating activities was primarily attributable to a decrease in inventory and an increase in accounts payable and accrued expenses offset partially by a net loss, an increase in accounts receivable and a decrease in income taxes. The decline in inventory is due to a concerted effort by the Company to reduce its inventory levels. Net cash used by investing activities totaled $9.0 million in the first six months of 2001, due to the purchase of Sydec and the acquisition of property, plant and equipment offset partially by sales of available-for-sale securities. The large increase in property, plant and equipment acquisitions over the corresponding period in 2000 relates primarily to the capitalization of elements of the Company's Oracle software implementation and improvements to its computer and communications infrastructure. Net cash provided by financing activities in the first six months of 2001 was $2.7 million due to net proceeds from short-term and long-term borrowings offset partially by payments on long-term debt.

    The Company's line of credit agreement provides up to $15.0 million of short-term borrowing subject to certain limitations. This line of credit is secured by all of the Company's U.S. based assets. At June 30, 2001 there was $11.3 million outstanding on the line of credit, as well as a $1.4 million guarantee on debt of Mackie Italy, leaving an available balance on the line of $2.3 million. This credit facility expires April 30, 2002. While management expects renewal of this facility in the due course of business, it to is subject to the covenant issues described below.

    The Company also has a U.S. based revolving note related to the acquisitions of Mackie Italy and EAW. This note, which is secured by all of the Company's U.S. based assets, bears interest at the bank's prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses. At June 30, 2001 there was $28.8 million outstanding on this note. Of this balance, $6.0 million is scheduled for payment within twelve months of the balance sheet date.

    Under the terms of the U.S. credit agreements, the Company must maintain certain financial ratios and tangible net worth. The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit of $10.0 million. At June 30, 2001, the Company was out of compliance with certain of its financial covenants. The Company is currently in negotiations with its U.S. lender to obtain a waiver for this non-compliance and/or a restructuring of the covenants. If the lender does not waive this failure to comply and/or restructure the covenants, it could declare an event of default, which would allow the lender to accelerate payment of all amounts due under the U.S. based revolving note and line of credit. The balances outstanding on the revolving note and the line of credit at June 30, 2001 were $28.8 million and $11.3 million, respectively. This noncompliance may also result in higher interest costs. The Company is highly leveraged and would be unable to pay the accelerated amounts that would become immediately payable if a default is declared. As a result of this non-compliance, the entire U.S. based revolving note as of June 30, 2001 ($28.8 million) that is potentially due within one year, has been classified as a current liability in the balance sheet under the caption, "Long-term debt callable under covenant provisions".

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

    Provided the Company restructures and/or obtains a waiver with respect to its U.S. based debt, it believes that its existing cash, cash equivalents and credit facilities will be sufficient to provide adequate working capital to fund operations over the next twelve months. However, there can be no assurance that the Company will receive a waiver, restructure its debt or not be required to seek other financing or that such financing, if required, will be available on terms satisfactory to the Company. It is the Company's belief that a waiver and/or restructuring of the covenants will occur; however, if the debt is called and the Company is unable to obtain alternate financing, it may have to modify its current operations, liquidate assets or take other measures to continue normal operations.

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

    On July 20, 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which will be adopted by the Company on January 1, 2002. Because of the extensive effort needed to comply with adopting statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. As of June 30, 2001 the Company had $27.4 million in goodwill and intangible assets and related amortization for the six-month period then ended of $0.9 million.

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

    Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% increase in the value of the U.S. Dollar, throughout the six month period ended June 30, 2001, would not have had a material effect on the Company's loss for the six month period.

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

INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
MACKIE DESIGNS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
MACKIE DESIGNS INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
MACKIE DESIGNS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
MACKIE DESIGNS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
SIGNATURES