Form 10-Q
period 2001-09-30
MACKIE DESIGNS INC
filed 2001-11-13
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to                                       .

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value	12,418,890
Class	Number of Shares Outstanding
(as of November 1, 2001)

MACKIE DESIGNS INC.

FORM 10-Q

For the quarter ended September 30, 2001

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

Condensed consolidated balance sheets – September 30, 2001 and December 31, 2000

Condensed consolidated statements of operations – Three and Nine months ended September 30, 2001 and 2000

Condensed consolidated statements of cash flows – Nine months ended September 30, 2001 and 2000

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

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share data

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$3,776	$3,838
Available-for-sale securities	—	509
Accounts receivable, net	38,511	39,085
Inventories	53,334	63,471
Prepaid expenses and other current assets	1,818	1,514
Refundable income taxes	576	—
Deferred income taxes	3,722	3,148
Total current assets	101,737	111,565

Property, plant and equipment, net	26,264	23,568
Intangible assets, net	27,641	24,419
Bonds	3,865	3,891
Other assets, net	1,264	1,755

Total assets	$160,771	$165,198

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$31,330	$31,281
Accounts payable	23,650	21,912
Accrued expenses	11,012	10,503
Income taxes payable	—	706
Long-term debt callable under covenant provisions	27,423	—
Current portion of long-term debt	702	5,025
Total current liabilities	94,117	69,427

Long-term debt, excluding current portion	6,098	29,971
Other long-term liabilities	3,673	3,932
Deferred income taxes	3,869	4,098

Total liabilities	$107,757	$107,428

Shareholders' equity:
Common stock	28,431	27,720
Retained earnings	27,216	31,885
Accumulated other comprehensive loss	(2,633)	(1,835)
Total shareholders' equity	53,014	57,770

Total liabilities and shareholders' equity	$160,771	$165,198

See accompanying Notes to Condensed Consolidated Financial Statements

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In thousands, except per share data

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net sales	$48,431	$51,434	$159,684	$153,482
Cost of goods sold	36,918	33,884	112,269	98,463
Gross profit	11,513	17,550	47,415	55,019

Operating expenses:
Selling, general and administrative	12,346	12,096	39,458	35,562
Research and development	2,936	2,033	9,185	6,746
Total operating expenses	15,282	14,129	48,643	42,308
Operating income (loss)	(3,769)	3,421	(1,228)	12,711

Interest income	71	98	274	441
Interest expense	(1,185)	(1,238)	(4,036)	(2,990)
Other income (expense), net	325	(830)	(568)	(867)
Income (loss) before income taxes	(4,558)	1,451	(5,558)	9,295

Income tax expense (benefit)	(723)	526	(889)	3,705

Net income (loss)	$(3,835)	$925	$(4,669)	$5,590

Net income (loss) per share:
Basic	$(0.31)	$0.08	$(0.38)	$0.46
Diluted	$(0.31)	$0.07	$(0.38)	$0.44

Weighted average common and potential common shares used in computing net income (loss) per share:
Basic	12,399	12,230	12,382	12,157
Diluted	12,399	13,101	12,382	12,780

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, except per share data

	Nine months ended September 30,
	2001	2000
Operating activities
Net income (loss)	$(4,669)	$5,590
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,118	5,643
Deferred stock compensation	702	299
Deferred income taxes	(1,169)	(842)
Changes in operating assets and liabilities:
Accounts receivable	183	(5,771)
Inventory	9,735	(17,871)
Prepaid expenses and other current assets	(291)	442
Other assets	219	851
Accounts payable and accrued expenses	2,680	5,709
Income taxes payable	(1,247)	405
Other long term liabilities	(97)	661
Cash provided by (used in) operating activities	12,164	(4,884)

Investing activities
Acquisition of business, net of cash acquired	(4,187)	(19,895)
Purchases of available-for-sale securities	—	(2,358)
Proceeds from sales of available-for-sale securities	515	—
Proceeds from maturities of available-for-sale securities	—	7,703
Purchases of property, plant and equipment	(7,256)	(4,620)
Cash used by investing activities	(10,928)	(19,170)

Financing activities
Proceeds from long-term debt	2,281	18,135
Payments on long-term debt	(3,099)	(4,995)
Net short-term borrowings	431	9,852
Proceeds from the exercise of stock options	—	1,469
Cash provided by (used in) financing activities	(387)	24,461

Effect of exchange rate changes on cash	(911)	(930)

Decrease in cash and cash equivalents	(62)	(523)

Cash and cash equivalents at beginning of period	3,838	4,629

Cash and cash equivalents at end of period	$3,776	$4,106

Supplemental disclosures
Cash paid for income taxes	$1,116	$3,476
Cash paid for interest	$3,181	$2,614

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

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

In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  This statement, as amended, became effective for the Company on January 1, 2001.  The adoption of SFAS No. 133 did not have an impact on the Company’s consolidated financial position or results of operations.

The Company uses derivative financial instruments (specifically, forward exchange contracts) in managing its foreign currency exchange risk.  Forward exchange contracts are used to achieve hedges of firm commitments that subject the Company to transaction risk. Such commitments include accounts receivable from subsidiaries of the Company denominated in Euros. The terms of these forward exchange contracts are generally two months or less and are entered into at the market rate prevailing at the time the receivables are established.  Hedge accounting is not employed as the type of transaction being hedged is specifically excluded as an eligible transaction under SFAS No. 133.  Credit related losses from the Company's forward exchange contracts could occur if the Company's foreign subsidiaries default on their trade payable obligations with the Company.  The Company has not experienced and does not expect to experience any significant defaults by its foreign subsidiaries.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  Statement 141 requires that all business combinations be accounted for under a single method – the purchase method.  Use of the pooling-of-interests method is no longer permitted.  Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.  Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of the Statement, which will be adopted by the Company on January 1, 2002.  Because of the extensive effort needed to comply with adopting statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.  As of September 30, 2001 the Company had $27.6 million in goodwill and intangible assets and related amortization for the nine-month period then ended was $1.4 million.

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

The following table presents unaudited pro forma consolidated financial information for the nine-month periods ended September 30, 2001 and 2000 as if the acquisition of Sydec had occurred on January 1 of those years:

In thousands, except per share data	Nine months ended September 30,
	2001	2000

Revenue	$160,055	$154,526
Net income (loss)	$(5,046)	$4,828
Diluted income (loss) per share	$(0.41)	$0.37

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

3.   Inventories

Inventories consisted of the following:

	September 30, 2001	December 31, 2000

Raw materials	$23,279	$31,579
Work in process	4,581	4,831
Finished goods	25,474	27,061
	$53,334	$63,471

4.   Intangible assets

Intangible assets consist of the following:

	September 30, 2001	December 31, 2000

Goodwill	$21,579	$17,974
Developed technology	6,225	5,200
Assembled workforce	1,660	1,660
Trademark	1,380	1,380
	30,844	26,214
Less accumulated amortization	3,203	1,795
	$27,641	$24,419

5.   Financing

The Company has a U.S. based revolving note related to the acquisitions of Mackie Designs (Italy) S.p.A. (“Mackie Italy”) and Eastern Acoustic Works, Inc. (“EAW”).  At September 30, 2001 there was $27.4 million outstanding on this note.  Of this balance, $6.0 million is scheduled for payment within twelve months of the balance sheet date.  This credit agreement requires the Company to maintain certain financial ratios and tangible net worth.  The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit of $10.0 million.

At September 30, 2001, the Company was out of compliance with one of its financial covenants.  The Company was previously out of compliance at June 30, 2001 but restructured the financial covenants with its U.S. lender effective August 30, 2001.  This restructuring resulted in slightly higher interest rates in addition to certain loan amendment fees.  The Company is in negotiations with its U.S. lender to obtain a waiver for the September 30, 2001 non-compliance and/or a restructuring of the covenants.  If the lender does not waive this failure to comply and/or restructure the covenants, it could declare an event of default, which would allow the lender to accelerate payment of all amounts due under the U.S. based revolving note and line of credit.  The balances outstanding on the revolving note and the line of credit at September 30, 2001 were $27.4 million and $11.4 million, respectively.  This noncompliance may also result in higher interest costs and/or other restructuring fees.  The Company is highly leveraged and would be unable to pay the accelerated amounts that would become immediately payable if a default is declared.  As a result of this non-compliance, the entire U.S. based revolving note as of September 30, 2001 ($27.4 million) that is potentially due within one year, continues to be classified as a current liability in the balance sheet under the caption, “Long-term debt callable under covenant provisions”.

6.   Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes the effect of potential dilutive common shares outstanding, consisting of stock options using the treasury stock method.  The denominators of the diluted net income (loss) per share calculations exclude the effect of unexercised stock options representing the potential rights to 4.6 million and 0.1 million shares for the third quarters of 2001 and 2000, respectively, as well as 4.6 million and 0.8 million shares for the first nine months of 2001 and 2000, respectively, as including the effect would be antidilutive.  The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Numerator:
Numerator for basic and diluted net income (loss) per share - net income (loss)	$(3,835)	$925	$(4,669)	$5,590

Denominator:
Denominator for basic net income (loss) per share – weighted average common shares	12,399	12,230	12,382	12,157

Effect of dilutive stock options	—	871	—	623

Denominator for diluted net income (loss) per share	12,399	13,101	12,382	12,780

Basic net income (loss) per share	$(0.31)	$0.08	$(0.38)	$0.46

Diluted net income (loss) per share	$(0.31)	$0.07	$(0.38)	$0.44

7.   Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine month periods ended September 30, 2001 and 2000, is detailed below:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net income (loss)	$(3,835)	$925	$(4,669)	$5,590
Other comprehensive income (loss):
Foreign currency translation adjustments	668	(891)	(798)	(1,710)

Comprehensive income (loss)	$(3,167)	$34	$(5,467)	$3,880

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

	Mackie	Mackie Italy	EAW	Elimination of intercompany amounts	Total

Three months ended September 30, 2001:
Net sales, to external customers	$25,253	$14,751	$8,427	$—	$48,431
Net sales, intersegment	1,960	5,151	1,706	(8,817)	—
Operating income (loss)	(1,294)	(2,533)	12	46	(3,769)
Total assets	121,514	79,978	35,558	(76,279)	160,771

Three months ended September 30, 2000:
Net sales, to external customers	$27,376	$14,540	$9,518	$—	$51,434
Net sales, intersegment	2,874	2,343	666	(5,883)	—
Operating income (loss)	3,435	468	(23)	(459)	3,421
Total assets	114,679	76,025	6,461	(32,801)	164,364

Nine months ended September 30, 2001:
Net sales, to external customers	$82,371	$51,565	$25,748	$—	$159,684
Net sales, intersegment	10,986	17,538	6,380	(34,904)	—
Operating income (loss)	437	(2,593)	364	564	(1,228)

Nine months ended September 30, 2000:
Net sales, to external customers	$82,427	$49,864	$21,191	$—	$153,482
Net sales, intersegment	9,941	7,686	1,233	(18,860)	—
Operating income (loss)	10,852	3,562	(159)	(1,544)	12,711

The net assets of foreign operations of the Company were approximately $9.7 million at September 30, 2001.

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

The following discussions, including but not limited to, the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Quantitative and Qualitative Disclosures About Market Risk” describe some, but not all, of the factors that could cause the actual results to differ materially from the forward-looking statements.  These factors include, among others, the following: international, national and local general economic and market conditions; the terrorist attacks of September 11, 2001 and its aftermath; the size and growth of the professional audio equipment market; competition with other marketers, distributors and sellers of professional audio equipment; the Company's ability to develop and introduce new products; the Company's ability to sustain, manage or forecast its growth and inventories; the Company's ability to integrate the operations of companies acquired; the Company's ability to secure and protect trademarks, patents, and other intellectual property; the performance and reliability of the Company's products; customer service; the loss of significant customers or suppliers; dependence on distributors; management of increased costs of freight and transportation; the Company's ability to meet delivery deadlines; general risks associated with doing business in foreign countries, including, without limitation, import duties, tariffs, foreign currency fluctuations, and political and economic instability; changes in U.S. and foreign government regulations; the Company’s ability to attract and retain qualified employees; liability and other claims asserted against the Company; and other factors referenced or incorporated by reference in this report and other reports filed with the Securities and Exchange Commission.

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

Results of Operations

Quarter Ended September 30, 2001 as Compared with Quarter Ended September 30, 2000

Net sales decreased 5.8% to $48.4 million in the thirdquarter of 2001 from $51.4 million in the third quarter of 2000.  The decline was caused by lower sales in the 8•Bus, mixer, and power amplifier markets of $6.0 million due to the slowdown of the global economy and an unfavorable foreign exchange effect of $0.6 million.  These declines were partially offset by $3.9 million in sales related to new product offerings in the speaker product families.  Sales outside the U.S. decreased to 40.4% of the Company’s total net sales in the third quarter of 2001 from 44.7% in the third quarter of 2000 largely due to the unfavorable foreign exchange impact noted above.

Gross margin decreased to 23.8% in the third quarter of 2001 from 34.1% in the third quarter of 2000. This decline was primarily due to a partial shift in product mix from higher margin compact mixer and digital products to lower margin speaker products along with a general increase in material and labor costs across multiple product lines.  The lower sales volume also had an effect as the Company had lower absorption of fixed factory overhead costs in the current quarter.  Gross margin was also reduced by increased freight accommodations and sales discounts, as well as, an unfavorable foreign currency exchange effect.  Gross profit decreased to $11.5 million in the third quarter of 2001 from $17.6 million in the corresponding period of 2000 for the same reasons affecting net sales and gross margin noted above.

Selling, general and administrative expense increased slightly to $12.3 million in the third quarter of 2001 from $12.1 million in the corresponding period of 2000.  As a percentage of net sales, selling, general and administrative expenses increased to 25.5% in the third quarter of 2001 from 23.5% in the corresponding period in 2000.  The increase in the percentage is primarily attributable to the decline in sales in relation to the relatively fixed nature of selling, general and administrative expense.

Research and development (R&D) expense increased to $2.9 million in the third quarter of 2001 from $2.0 million in the corresponding period of 2000.  This $0.9 million increase was primarily due to the inclusion of Sydec with R&D expense of $0.5 in the third quarter of 2001.  As a percentage of net sales, these expenses increased to 6.1% in the third quarter of 2001 from 4.0% in the corresponding period of 2000 primarily due to the inclusion of Sydec, which is principally an R&D operation.

Both interest income and interest expense were unchanged in the third quarter of 2001 compared to the third quarter of 2000 at $0.1 million and $1.2 million, respectively.

Income tax benefit for the third quarter of 2001 was $0.7 million representing an overall effective tax benefit of 15.9% compared to income tax of $0.5 million and an effective tax rate of 36.3% for the same period of 2000, respectively.  Fluctuations in the rate are primarily attributable to foreign operations.

Nine Months Ended September 30, 2001 as Compared with Nine Months Ended September 30, 2000

Net sales increased 4.0% to $159.7 million in the first nine months of 2001 from $153.5 million in the first nine months of 2000.  Of the $6.2 million increase, $10.2 million was due to the inclusion of a full nine months of EAW in 2001 compared to six months for 2000.  New product offerings in the digital and speaker product families accounted for an additional $14.2 million of the growth.  These increases were partially offset by lower sales in the compact mixer and power amplifier markets of $13.8 million, an unfavorable foreign exchange effect of $2.5 million and lower revenue in the last three months of the period due to the slowdown of the global economy.  Sales outside the U.S. decreased to 41.9% of the Company’s total net sales in the first nine months of 2001 from 48.0% in the first nine months of 2000.  The decline in the percentage was due to the unfavorable foreign exchange impact noted above as well as the inclusion of a full nine months of EAW sales, which are primarily U.S. based in 2001 compared to six months in 2000.

Gross margin decreased to 29.7% in the first nine months of 2001 from 35.8% in the first nine months of 2000.  This decline was primarily due to a partial shift in product mix from higher margin compact mixer products to lower margin speaker products along with a general increase in material and labor costs across multiple product lines.  Gross margin was also reduced by increased freight accommodations and sales discounts, as well as an unfavorable foreign currency exchange effect.  These declines were partially offset by increased sales in the high-margin digital product market.  Gross profit decreased to $47.4 million in the first nine months of 2001 from $55.0 million in the corresponding period of 2000 for the same reasons affecting net sales and gross margin noted above.

Selling, general and administrative expense increased to $39.5 million in the first nine months of 2001 from $35.6 million in the corresponding period of 2000.  Of the $3.9 million increase, $2.9 million was due to the inclusion of nine months of EAW costs in 2001 compared to six months in 2000.  Costs related to increased headcount and the non-capitalized portion of the Oracle implementation made up the remainder of the increase.  The Company is implementing an Oracle based software system across its worldwide operations. These costs were partially offset by a $0.7 million favorable impact of foreign exchange. As a percentage of net sales, selling, general and administrative expenses increased to 24.7% in the first nine months of 2001 from 23.2% in the corresponding period in 2000.  This increase is primarily due to incremental headcount costs associated with the build-up of corporate infrastructure that began during the second half 2000 as well as non-capitalized costs related to the Oracle implementation.

Research and development (R&D) expense increased to $9.2 million in the first nine months of 2001 from $6.7 million in the corresponding period of 2000.  Of this $2.4 million increase, $0.6 million was due to the inclusion of nine months of EAW costs in 2001 compared to six months in 2000.  The inclusion of Sydec in the second quarter of 2001 resulted in $0.9 million of the increase.  As a percentage of net sales, these expenses increased to 5.8% in the first nine months of 2001 from 4.4% in the corresponding period of 2000 due largely to the inclusion of Sydec, which is principally an R&D operation.

Interest income decreased slightly to $0.3 million in the first nine months of 2001 compared with $0.4 million in the first nine months of 2000.  Interest expense increased to $4.0 million in the first nine months of 2001 from $3.0 million in the corresponding period of 2000.  The increase was primarily attributable to the increase in borrowings due to the acquisitions of EAW and Sydec and to higher levels of short-term borrowing.

Income tax benefit for the first nine months of 2001 was $0.9 million representing an overall effective tax benefit of 16.0% compared to income tax of $3.7 million and an effective tax rate of 39.9% for the same period of 2000, respectively.  Fluctuations in the rate are primarily attributable to foreign operations.

Liquidity and Capital Resources

During the first nine months of 2001, the Company's operating activities provided $12.2 million in cash.  Net cash provided by operating activities was primarily attributable to a decrease in inventory and an increase in accounts payable and accrued expenses offset partially by a net loss and a decrease in income taxes payable.  The downward trend in inventory is due to the continued efforts by the Company to reduce its inventory levels.  Net cash used by investing activities totaled $10.9 million in the first nine months of 2001, due primarily to the purchase of Sydec and the acquisition of property, plant and equipment.  The large increase in property, plant and equipment acquisitions over the corresponding period in 2000 relates primarily to the capitalization of elements of the Company’s Oracle software implementation and improvements to its computer and communications infrastructure.  Net cash used by financing activities in the first nine months of 2001 was $0.4 million due to payments on long-term debt offset partially by net proceeds from short-term and long-term borrowings.

The Company’s line of credit agreement provides up to $15.0 million of short-term borrowing subject to certain limitations.  This line of credit is secured by all of the Company's U.S. based assets.  At September 30, 2001 there was $11.4 million outstanding on the line of credit, as well as a $1.5 million guarantee on debt of Mackie Italy, leaving an available balance on the line of $2.1 million.  This credit facility expires April 30, 2002.  While management expects renewal of this facility in the ordinary course of business, it too is subject to the covenant issues described below.

The Company also has a U.S. based revolving note related to the acquisitions of Mackie Italy and EAW.  This note, which is secured by all of the Company’s U.S. based assets, bears interest at the bank’s prime rate, or at a specified LIBOR rate plus a specified margin, whichever the Company chooses.  At September 30, 2001 there was $27.4 million outstanding on this note.  Of this balance, $6.0 million is scheduled for payment within twelve months of the balance sheet date.

Under the terms of the U.S. credit agreements, the Company must maintain certain financial ratios and tangible net worth.  The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit of $10.0 million.  At September 30, 2001, the Company was out of compliance with one of its financial covenants.  The Company was previously out of compliance at June 30, 2001 but restructured the financial covenants with its U.S. lender effective August 30, 2001.  This restructuring resulted in slightly higher interest rates in addition to certain loan amendment fees.  The Company is in negotiations with its U.S. lender to obtain a waiver for the September 30, 2001 non-compliance and/or a restructuring of the covenants.  If the lender does not waive this failure to comply and/or restructure the covenants, it could declare an event of default, which would allow the lender to accelerate payment of all amounts due under the U.S. based revolving note and line of credit.  The balances outstanding on the revolving note and the line of credit at September 30, 2001 were $27.4 million and $11.4 million, respectively.  This noncompliance may also result in higher interest costs and/or other restructuring fees.  The Company is highly leveraged and would be unable to pay the accelerated amounts that would become immediately payable if a default is declared.  As a result of this non-compliance, the entire U.S. based revolving note as of September 30, 2001 ($27.4 million) that is potentially due within one year, continues to be classified as a current liability in the balance sheet under the caption, “Long-term debt callable under covenant provisions”.

The Company is taking various cost control measures including layoffs, salary reductions, office closures and capital expenditure reductions in order to bring the Company into compliance with the covenants in the future.  As part of the waiver negotiations with its U.S. lender, the Company is pursuing a restructuring of the existing credit agreements.  The Company is also evaluating a variety of alternative financing sources as part of an ongoing plan to enhance its capital structure.

Mackie Italy also has agreements with several banks in Italy that provide short-term credit facilities totaling approximately $25.2 million.  At September 30, 2001, there was approximately $18.1 million outstanding under these facilities.  The majority of these credit facilities are secured by Mackie Italy’s receivables.  Interest rates on these credit facilities range from 4.8% to 13.5%.

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

Euro Conversion

European business systems are being forced to handle currencies in a new way with the introduction of the Euro.  Mackie Italy’s computer system does not support the Euro, and reprogramming the system is not an economically viable option.  Although the date for mandatory Euro compliance is January 1, 2002, the existing system can be utilized until the fourth quarter of 2001.  The Company acquired an Oracle based software system and the related computer hardware to run a single system for worldwide operations in 2000.  This system will be Euro compliant and implementation procedures related to the system began during the third quarter of 2000.  The system is currently operating at the Company’s EAW division and is scheduled to go live at the other sites during the fourth quarter of 2001.  The cost of this system is preliminarily estimated to be in the range of $8.0 to $10.0 million dollars.

New Accounting Pronouncements

In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  This statement, as amended, became effective for the Company on January 1, 2001.  The adoption of SFAS No. 133 did not have an impact on the Company’s consolidated financial position or results of operations.

The Company uses derivative financial instruments (specifically, forward exchange contracts) in managing its foreign currency exchange risk.  Forward exchange contracts are used to achieve hedges of firm commitments that subject the Company to transaction risk. Such commitments include accounts receivable from subsidiaries of the Company denominated in Euros. The terms of these forward exchange contracts are generally two months or less and are entered into at the market rate prevailing at the time the receivables are established.  Hedge accounting is not employed as the type of transaction being hedged is specifically excluded as an eligible transaction under SFAS No. 133.  Credit related losses from the Company's forward exchange contracts could occur if the Company's foreign subsidiaries default on their trade payable obligations with the Company.  The Company has not experienced and does not expect to experience any significant defaults by its foreign subsidiaries.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  Statement 141 requires that all business combinations be accounted for under a single method – the purchase method.  Use of the pooling-of-interests method is no longer permitted.  Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.  Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of the Statement, which will be adopted by the Company on January 1, 2002.  Because of the extensive effort needed to comply with adopting statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.  As of September 30, 2001 the Company had $27.6 million in goodwill and intangible assets and related amortization for the nine-month period then ended of $1.4 million.

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

At September 30, 2001, the Company had cash and cash equivalents, and bonds of $7.6 million and short-term borrowings of $59.5 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% (for example from 8% to 8.8%) for the nine month period ended September 30, 2001 would have increased interest expense by $0.4 million.

Foreign Currency Risk

The Company operates foreign subsidiaries in Canada, Italy, the United Kingdom, Germany, France, the Netherlands, China, Belgium, and the Czech Republic.  The Company’s business and financial condition are, therefore, sensitive to currency exchange rates or any other restrictions imposed on foreign currencies.  Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates during the period.  The Company has a significant natural hedge in the form of Italian based manufacturing and European based operating, interest and tax expenses.

The Company uses derivative financial instruments (specifically, forward exchange contracts) in managing its foreign currency exchange risk.  Forward exchange contracts are used to achieve hedges of firm commitments that subject the Company to transaction risk. Such commitments include accounts receivable from subsidiaries of the Company denominated in Euros. The terms of these forward exchange contracts are generally two months or less and are entered into at the market rate prevailing at the time the receivables are established.  Hedge accounting is not employed as the type of transaction being hedged is specifically excluded as an eligible transaction under SFAS No. 133.  Credit related losses from the Company's forward exchange contracts could occur if the Company's foreign subsidiaries default on their trade payable obligations with the Company.  The Company has not experienced and does not expect to experience any significant defaults by its foreign subsidiaries.

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% increase in the value of the U.S. Dollar, throughout the nine month period ended September 30, 2001, would not have had a material effect on the Company’s results of operations for the nine month period.

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

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Reports on Form 8-K

The Company filed one report on Form 8-K during the third quarter of 2001 dated August 31, 2001 and filed on September 19, 2001 relating to the restructuring of the Company’s debt covenants with its U.S. based lender.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mackie Designs Inc.
(Registrant)

Dated: November 13, 2001	By:	/s/ William A. Garrard
William A. Garrard Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)