Form 10-K
period 2001-12-31
MACKIE DESIGNS INC
filed 2002-04-23
CIK 946815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

(Registrant’s telephone number, including area code: (425) 487-4333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - no par value
(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of March 1, 2002, the aggregate market value of the Registrant’s Common Stock held by nonaffiliates of the Registrant was $11,117,647 based on the closing sales price of the Registrant’s Common Stock on the Nasdaq National Market.  On that date, there were 12,427,356 shares of Common Stock outstanding.

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders have been incorporated by reference into Part III of the Annual Report on Form 10-K.

MACKIE DESIGNS INC.

FORM 10-K

For the Year Ended December 31, 2001

INDEX

Part I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Securities Holders

Part II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8.	Consolidated Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Part III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Part IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

Item 1.  Business

Certain statements set forth in or incorporated by reference into this report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Such forward-looking statements include among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar expressions. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include but are not limited to the risks discussed in the “Risk Factors” section. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Introduction

Mackie Designs Inc., a Washington corporation formed in 1988, is a leading developer and manufacturer of high-quality professional audio equipment.

Our primary products are analog and digital mixers, mixer-related products, recorders, amplifiers, loudspeakers and loudspeaker components. These products are used in a wide variety of sound applications including home and commercial recording studios, live performances, and public address systems.

Our products are distributed in the U.S. through a network of independent representatives to over 1,500 retail dealers of professional audio equipment as well as over 500 installed sound contractors.  Internationally, products are offered through subsidiaries in Italy, France, Germany, the United Kingdom and China and through local distributors in 70 other countries where we do not have direct operations.

Our businesses are organized by the end-user markets they serve as well as by product lines manufactured. The company serves the following three broadly defined markets: Live Sound/Sound Reinforcement, Recording, and Contractor/Fixed Installation.

We have made strategic investments to gain entry to and to enhance our position in these markets.  These investments included the purchase of Mackie Designs (Italy) S.p.A., formerly known as Radio Cine Forniture S.p.A., in June 1998 and Eastern Acoustic Works, Inc. in April 2000. Mackie Italy is an Italian corporation with principal offices in Reggio Emilia, Italy, and manufacturing facilities located in northern Italy. Its principal activity is the manufacture of loudspeakers and speaker components. Under the EAW brand name, we design and manufacture loudspeaker systems, including integrated signal processing targeted at the mid to high-end of the installed and touring sound markets.

In April 2001, we acquired Mackie Engineering Services (Belgium) BVBA, formerly known as Sydec, in a move to accelerate our penetration of the digital recording and digital audio workstation subsets of the recording market.  Mackie Engineering Services is principally a research and development facility with a focus on digital recording. Digital broadcast workstations marketed under the “Soundscape” name are also developed at the Belgium facility.

Our products are manufactured in our Woodinville, Washington, Whitinsville, Massachusetts, and Reggio Emilia, Italy facilities. During 2001, we established a relationship with a third party contract manufacturer in China, Amoisonic Electronics. We are transitioning the manufacture of certain of our product families to their facilities.

“MACKIE,” the running man figure, “RCF,” “Artesuono,” “EAW” and all of the names of our U.S.–produced products are registered trademarks or common law trademarks.  To the extent trademarks are unregistered, we are unaware of any conflicts with trademarks owned by third parties.  This document also contains names and marks of other companies.

Markets

Our products are well represented in most professional audio markets, which include live performance, broadcast and recording and fixed installation.  The live performance market includes music instrument support and systems used by touring performers.  The broadcast and recording market includes all facets of recording, from home and project studios to professional studios and broadcast facilities.  The fixed installation market includes sporting venues, houses of worship and users of business music systems.

Products

We design, manufacture and market products in most professional audio markets.  Loudspeakers under the EAW brand name are recognized as some of the best quality loudspeakers available for both large fixed installation projects and touring sound systems.  Loudspeakers under the Mackie brand name are leaders in the sound reinforcement market being used both for live and fixed installation markets.  The company also has RCF and Mackie Industrial loudspeakers, which are marketed to the fixed installation market.

Mixing products under the Mackie brand name are leaders in most professional audio markets.  We have numerous recording mixers in both analogue and digital formats, additionally mixes are marketed to both the live and fixed installation markets.

Hard disk recorders are marketed to both the recording and live markets.  These products are used for the digital recording of live events and the recording and editing of audio in numerous formats.

Distribution and Sales

In the U.S., we use a network of independent representatives to sell to over 1,500 retail dealers and 500 installed sound contractors, some of which have several outlets.  Our products are sold in musical instrument stores, pro audio outlets and several mail order outlets.  Sales to our top 10 U.S. dealers represented approximately 37%, 32%, and 37% of net sales made to U.S. customers in 2001, 2000 and 1999, respectively.  Guitar Center accounted for approximately 17%, 13%, and 13% of U.S. net sales in 2001, 2000 and 1999, respectively.  No other dealer accounted for more than 10% of sales made to U.S. customers in this period.

Internationally, products are offered through subsidiaries in the United Kingdom, Germany, France, Italy and China and through local distributors in countries where we do not have direct operations.  Our top 10 international dealers and distributors represented approximately 22%, 18%, and 16% of international net sales in 2001, 2000 and 1999, respectively.  No single international distributor accounted for more than 10% of international net sales in this period.  Sales to customers outside of the U.S. accounted for approximately 49%, 44%, and 49%, of total net sales in 2001, 2000, and 1999, respectively.

Marketing

Our marketing strategy is designed to strengthen our brands and to educate end-users about our products.  All advertising, brochures, video, multimedia and trade show materials are created by our in-house marketing and design department.  Additionally, our websites are developed and maintained in-house to provide timely, accurate and compelling product and support information.  Materials are provided by the marketing department to representatives, distributors and dealers worldwide, as part of the overall sales strategy.  Owner’s manuals and sales literature are currently produced in several different languages.  These materials are provided as a complement to direct advertising and customer support follow-up programs.  To further enhance customer awareness and understanding of our products, we advertise in leading trade publications, provide ongoing technical training and education for representatives and distributors, and participate in the primary industry trade shows for our markets.  We have won several national advertising awards as a result of this commitment to detail and excellence.

Customer Support

Customer support programs are designed to enhance brand loyalty by building customer understanding of product use and capabilities.  The customer service and support operation also provides us with a means of understanding customer requirements for future product enhancements.  This understanding comes through direct customer contact, as well as through close analysis of responses to various product registration surveys.

Product support specialists are located in Woodinville, Washington and Whitinsville, Massachusetts to provide direct technical service and support.  Technical support through a toll-free number is provided during scheduled business hours, and via the website after business hours. Service and repairs on products sold in the U.S. are performed at our Woodinville and Whitinsville sites, and for certain specialized products, at approximately 100 authorized warranty service centers located throughout the U.S.  Internationally, our subsidiaries as well as our independent distributors are utilized to provide product support. These subsidiaries and distributors are responsible for warranty repairs for products sold into their markets and for the costs of carrying inventory required to meet customer needs.

Research and Development

Our research and development strategy is to develop affordable, high-quality products and related accessories for targeted markets.  On December 31, 2001, there were 103 individuals involved in research and development activities.  Research and development operations are located at the three manufacturing facilities located in Woodinville, Whitinsville and Reggio Emilia, Italy.  Additionally, there are research and development groups located in Belgium, Canada and the Czech Republic.  Research and development expenses were approximately $11.9 million in 2001, $9.4 million in 2000, and $7.1 million in 1999.

Competition

The professional audio industry is fragmented and highly competitive.  There are many manufacturers, large and small, domestic and international, which offer audio products that vary widely in price and quality and are distributed through a variety of channels.  We compete primarily on the basis of product quality and reliability, price, ease of use, brand name recognition and reputation, ability to meet customers’ changing requirements and customer service and support.  We compete with a number of professional audio manufacturers, several of whom have significantly greater development, sales, and financial resources.  Our major competitors in the mixer category are subsidiaries of Harman International Industries, Inc., Yamaha Corporation, TOA Corporation, Philips Electronics Corporation, Peavey Electronics Corporation, Teac America, Inc. (Tascam) and  SoundTracs PLC.  Competitors in the power amplifier category include Peavey Electronics Corporation (including Crest Audio, Inc.), Crown Audio Inc. (a Harman subsidiary), and QSC Audio Products, Inc.  Competing studio monitor loudspeaker manufacturers include Genelec, Inc., Event Electronics LLC, Renkus-Heinz, Alesis Corporation and JBL (a Harman subsidiary).  Competing stage loudspeaker system manufacturers include JBL, Peavey Electronics Corporation and Electro-Voice.  Competitors in the component speaker market include JBL, Eminence Speaker Corporation, Acustica Beyma S.A. and B&C Speakers S.p.A.  Competitors in the commercial sound products category include JBL, Bose Corporation and TOA Corporation.  Competing installed sound loudspeaker system manufacturers include JBL, Tannoy, Electro-Voice, Community Professional Loudspeakers and Renkus-Heinz.  Competitors in the touring sound loudspeaker system category include JBL, L-Acoustics, Meyer Sound Laboratories and Nexo.  Competitors in the hard disk recorder/editor market include Alesis, Alai, HHB, Tascam, RADAR, AMS Audiofile and Fairlight.

Proprietary Technology

We have a strong interest in protecting the intellectual property assets that reflect original research, creative development, and product development.  As such, we have sought protection through patents, copyrights, trademarks, and trade secrets and have applied and filed for various design and utility patents, both domestically and internationally.  We have actively used certain trademarks, and have applied for and registered specific trademarks in the U.S. and in foreign countries.  While the registration of trademarks provide us with certain legal rights, there can be no assurance that any such registration will successfully prevent others from infringing upon these trademarks.

Along with extensive trademark and patent registration and filings, we have claimed copyright protection for works of original authorship, including product brochures, literature, advertisement, and web pages.  In certain cases, we have filed and will continue to file for copyright registration in the U.S.  While copyrights provide certain legal rights of enforceability, there can be no assurance as to the ability to successfully prevent others from infringing upon these copyrights.

We have never conducted a comprehensive patent search relating to the technology used in our products.  We believe that our products do not infringe upon the proprietary rights of others.  There can be no assurance, however, that others will not assert infringement claims against us in the future or that claims will not be successful.

While Mackie pursues patent, trademark and copyright protection for products and various marks, we also rely on trade secrets, know-how and continuing technology advancement, manufacturing capabilities, affordable, high-quality products, brand name recognition, new product introduction and direct marketing efforts to develop and maintain our competitive position.  Our policy is to have each employee enter into an agreement that contains provisions prohibiting the disclosure of confidential information to anyone outside the Company and to recognize the Company’s ownership of intellectual property developed by employees.  Consulting contracts generally provide for the protection of intellectual property and the requirement of confidentiality.  There can be no assurance, however, that these confidentiality agreements will be honored or that we can effectively protect our rights to unpatented trade secrets.  Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.  We have traditionally not sought patent protection for Mackie Italy products and have not pursued trademark or copyright protection except for the name “RCF.”

Manufacturing

Our products are manufactured in facilities in Woodinville, Whitinsville, and Reggio Emilia.  These facilities are focused on the core manufacturing technologies of electronics, loudspeakers and loudspeaker systems, and transducers, respectively. In addition, the facilities work together as part of the supply chain to provide integrated products to the market.  Many products share components, which allows for integrated manufacturing of several distinct products and in certain cases significant purchase volume discounts.

During 2001, we established a relationship with Amoisonic Electronics, a third party contract manufacturer in China. Certain product families are being transitioned to Amoisonic’s facilities to reduce costs and create additional manufacturing capacity at our owned facilities.

We rely almost exclusively on one vendor for our potentiometers and certain of our integrated circuits but are in contact with other manufacturers of these items regularly. These items are critical components in certain products. Interruption in, or cessation of, the supply of these components from these suppliers could adversely affect production capability, as the qualification process for another manufacturer, from sample submission to production quality and quantity delivery, could take several months. We attempt to maintain a three month supply of potentiometers and a one month supply of the specific integrated circuits on hand at any given time to reduce the effect of any disruption.

Backlog

Typically, orders are shipped within two weeks after receipt; backlog is not generally tracked. In the case of new product introductions or periods where product demand exceeds production capacity, products are allocated to customers on a monthly basis until demand is met.

Employees

At December 31, 2001, we had 1,386 full-time equivalent employees, including 169 in marketing, sales and customer support, 103 in research and development, 1,021 in manufacturing and manufacturing support, which includes manufacturing engineering, and 93 in administration and finance.  Approximately 120 of the manufacturing employees in Italy are represented by a labor union.  We consider our relations with all employees, union and non-union, to be good.

RISK FACTORS

This report contains forward-looking statements. There are many factors that could cause actual results to differ materially from those projected by the forward-looking statements made in this report. Factors that might cause such a difference include, but are not limited to, the risk factors described below. We do not undertake any obligation to publicly release the result of any revisions to the forward-looking statements contained in this report that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Liquidity. Under the terms of our U.S. credit agreement, we must maintain certain financial ratios and tangible net worth.  The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. At December 31, 2001, we were out of compliance with one of our financial covenants. We were also out of compliance earlier during 2001 but negotiated a restructuring of the covenants and received a waiver from the lender. This restructuring resulted in slightly higher interest rates in addition to certain loan amendment fees. In April 2002 we received a waiver for the December 31, 2001 non-compliance and negotiated a new credit agreement, including a restructuring of the covenants. Under the new credit agreement, the renewal date for the line of credit is April 2003, the renewal date for the term loan is September 2003.

Both the line of credit and the term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangibles and patents. As a result of restructuring the line of credit and term loan, we have reclassified amounts related to the term loan previously shown as long-term debt callable under covenant provisions in interim condensed consolidated financial statements.

The term loan may become callable under covenant provisions if we do not meet our new covenants. Although there can be no assurance, we believe that we will be able to meet our financial covenants in 2002 under the revised credit agreement.

We have taken various actions to improve results of operations and ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. During the third and fourth quarters of 2001, these measures included layoffs, salary reductions, office closures and reduction of capital expenditures. We will continue to focus on increased management controls over expenditures and attempt to reduce costs of sales by improving our methods of product sourcing. Finally, we are evaluating a variety of alternative financing sources, including possible divestiture of certain operating assets.

Development, Introduction and Shipment of New Products.  We are currently developing new analog and digital mixers, recording devices, amplifiers, loudspeakers and loudspeaker components.  Significant resource, technological, supplier, manufacturing or other problems may delay the development, introduction or manufacture of these products. In the past, when sales have been affected by delays in developing and releasing new products, some customers waited for new products, while others purchased products from our competitors.  Delays in the completion and shipment of new products, or failure of customers to accept new products, may affect future results.

Variability in Quarterly Operating Results.  Our operating results tend to vary from quarter to quarter.  Revenue in each quarter is substantially dependent on orders received within that quarter.  Conversely, our expenditures are based on investment plans and estimates of future revenues.  We may, therefore, be unable to quickly reduce spending if revenues decline in a given quarter.  As a result, operating results for that quarter will suffer.  Results of operations for any one quarter are not necessarily indicative of results for any future period.

Other factors which may cause quarterly results to fluctuate include:

•        increased competition in niche markets

•        timing of new product announcements

•        product releases and pricing changes by us or our competitors

•        market acceptance or delays in the introduction of new products

•        production constraints

•        the timing of significant orders

•        customers’ budgets

•        foreign currency exchange rates

Due to all of the foregoing factors, it is possible that in some future quarters our operating results will be below the expectations of analysts and investors.

Rapid Technological Change.  Product technology evolves rapidly, making timely product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our existing products obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our products do not perform well, our business and financial condition will be adversely affected.  Also, new products may contain defects or errors which give rise to product liability claims or cause the products to fail to gain market acceptance.

Economic and Market Conditions.  Our business is affected by domestic and global economic and political conditions and by the health of the professional audio market in the world. Our operations may in the future reflect substantial fluctuations from period to period as a consequence of such general economic and market conditions including the uncertain economic and political environment arising from the terrorist acts of September 11th and subsequent terrorist activities. These factors could have a material adverse effect on our business and financial condition.

Competition.  We expect competition to increase from both established and emerging companies. If we fail to compete successfully against current and future sources of competition, our profitability and financial performance may be adversely affected.

Dependence on Suppliers.  Certain parts used in our products are currently available from either a single supplier or from a limited number of suppliers. If we cannot develop alternative sources of these components, or if we experience deterioration in our relationship with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

Because we rely on a small number of suppliers for certain parts, we are subject to possible price increases by these suppliers.  Also, we may be unable to accurately forecast our production schedule. If we underestimate our production schedule, suppliers may be unable to meet our demand for components. This delay in the supply of key components may materially adversely affect our business.

During 2001, we entered into a contract manufacturing arrangement with a third party manufacturer in China whereby we expect substantial volumes of product to be manufactured on our behalf. The transition from in-house manufacturing to third-party manufacturing creates additional risks including increased transportation cost and delivery times which could impair our ability to meet our customer demands.

International Operations.  We have significant net sales to customers outside the United States and believe that international sales will continue to represent a significant portion of our revenue. International sales may fluctuate due to various factors, including:

•        unexpected changes in regulatory requirements

•        tariffs and taxes

•        increases in freight costs, or damage or loss in shipment

•        difficulties in staffing and managing foreign operations

•        longer average payment cycles and difficulty in collecting accounts receivable

•        fluctuations in foreign currency exchange rates

•        product safety and other certification requirements

•        political and economic instability

The European Community and European Free Trade Association have established certain electronic emission and product safety requirements (“CE”).  All of our new products meet these requirements. Failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe.

We operate subsidiaries in Italy, the United Kingdom, Germany, France, the Netherlands and China. Our business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on these currencies.

Protection of Intellectual Property.  We have a strong interest in protecting the intellectual property assets that reflect original research, creative development, and product development. As such, we have sought protection through patents, copyrights, trademarks, and trade secrets.  Along with extensive trademark and patent registration and filings, we have claimed copyright protection for works of original authorship, including product brochures, literature, advertisement, and web pages. While certain legal rights of enforceability are available to us, there can be no assurance as to the ability to successfully prevent others from infringing upon our intellectual property.

We have never conducted a comprehensive patent search relating to the technology used in our products, however; we believe that our products do not infringe upon the proprietary rights of others. There can be no assurance, however, that others will not assert infringement claims against us in the future or that claims will not be successful.

While we pursue patent, trademark and copyright protection for products and various marks, we also rely on the use of confidentiality agreements with our employees and consultants to protect our trade secrets, proprietary information and other intellectual property. There can be no assurance, however, that these confidentiality agreements will be honored or will be effective in protecting our trade secrets, proprietary information and other intellectual property. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Acquisitions and Business Combinations.  We have in the past acquired businesses, and we may do so in the future. We may pursue additional acquisitions of complementary technologies or product lines. Further acquisitions may include risks of entering markets where we have no or limited prior experience, the potential loss of key employees of the acquired company, and impairment of relationships with existing employees, customers and business partners.  Further acquisitions may also impact our financial position. For example, we may use significant cash or incur additional debt, which would weaken our financial position. We cannot guarantee that future acquisitions will improve our business or operating results.

Dependence on Key Personnel.  Our future success will depend in a large part on the continued service of many of our technical, marketing, sales and management personnel and on our ability to attract, train, motivate and retain highly qualified employees. Our employees may voluntarily terminate their employment at any time.

Competition for highly qualified employees is intense, and the process of locating technical, marketing, sales and management personnel with the combination of skills and attributes required to execute our strategy is often lengthy. We believe that we will need to hire additional technical personnel in order to enhance our existing products and to develop new products. If we are unable to hire additional technical personnel, the development of new products and enhancements could likely be delayed. The loss of the services of key personnel or the inability to attract new personnel could have a material adverse effect upon our results of operations.

Information Systems. During 2001 we replaced our localized information systems with a worldwide Enterprise Resource Planning system common to all of our owned manufacturing locations. While this investment is expected to provide a significant improvement in all aspects of our information system in the longer term, it presents additional risk to the organization in the near term. This risk is created because of the learning curve required of the entire organization and of its suppliers and because of the complexity of the software.

Adoption of the Euro.  On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, commonly known as the Euro. Beginning January 1, 2002, all transactions must be recorded in Euros. We have very recently upgraded our financial and other software systems so that they are capable of processing Euro transactions, and so that the financial statements of our European subsidiaries are recorded in Euros. To date, we have not experienced any problems with the conversion to the Euro-based accounting system and do not expect this transition or the use of the Euro for transactions to materially affect our business. If we encounter unexpected difficulties, our business could be harmed.

Item 2.  Properties

We lease facilities in Woodinville, Washington totaling approximately 170,000 square feet to house our corporate headquarters as well as certain manufacturing, administrative, sales and marketing, research and development and customer support operations.  Mackie leases one of its Woodinville facilities from Mackie Holdings, LLC, an entity owned by three significant shareholders and directors, on terms we believe are at least as favorable as might have been obtained from unaffiliated parties. The remaining Woodinville facilities are leased from third parties. Additionally, we own facilities totaling 132,000 square feet in Reggio Emilia, Italy used for manufacturing and administrative purposes. Our manufacturing facility in Italy sits on approximately 7 acres of land. We also lease a series of connected buildings, in a manufacturing complex, totaling 245,000 square feet in Whitinsville, Massachusetts. We lease additional facilities throughout Europe for our regional sales offices.

Item 3.  Legal Proceedings

We have subrogated claims asserted against us from insurance companies who paid claims made by EAW’s landlord and other tenants in the building who were affected by a fire started by a loaned employee in a portion of the building occupied by EAW in 1996.  The range of potential loss ranges from $2.1 million to $2.9 million.  We expect the Massachusetts Superior Court to set a date in the latter half of 2002 for a jury trial.  We believe that these losses are not attributable to us under Massachusetts’s law and are vigorously defending the litigation.  The claims of the other tenants have been covered by EAW’s insurance carrier.  The ultimate resolution of this matter is not known at this time.  No provision has been made in our consolidated financial statements related to these claims.

We are also involved in various legal proceedings and claims that arise in the ordinary course of business.  We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5.  Market for Common Stock and Related Shareholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “MKIE.”  As of March 18, 2002, there were approximately 94 shareholders of record. The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

	Common Stock
	HIGH	LOW
Year Ended December 31, 2001:
First Quarter	$7.00	$5.00
Second Quarter	$5.88	$5.00
Third Quarter	$5.63	$4.50
Fourth Quarter	$5.10	$3.30

Year Ended December 31, 2000:
First Quarter	$7.31	$5.00
Second Quarter	$7.06	$5.50
Third Quarter	$8.50	$6.50
Fourth Quarter	$7.81	$5.00

We have not paid dividends on our common stock in the past, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future. Our present policy is to retain earnings to finance our business.  Any future dividends will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, acquisition plans and plans for expansion, and any other factors that our Board of Directors deems relevant. Under our bank credit agreement, we are prohibited from paying any dividends without prior approval from the bank.

Item 6.  Selected Consolidated Financial Data

	Years ended December 31,
	2001 (a)	2000 (a)	1999 (a)	1998 (a)	1997
	(in thousands, except per share data)
Consolidated Statements of Operations:
Net sales	$206,539	$207,476	$156,340	$104,154	$76,582
Gross profit	$61,570	$72,827	$54,202	$38,271	$29,642
Operating expenses	$62,970	$57,856	$46,026	$29,856	$20,671
Net income (loss)	$(5,329)	$6,226	$3,257	$5,581	$5,537
Basic net income (loss) per share	$(0.43)	$0.51	$0.27	$0.44	$0.43
Diluted net income (loss) per share	$(0.43)	$0.49	$0.27	$0.43	$0.41

	December 31,
	2001	2000	1999	1998	1997
Consolidated Balance Sheets:
Working capital	$23,367	$42,138	$37,258	$35,784	$35,956
Total assets	$153,964	$165,198	$120,854	$118,890	$53,372
Long-term debt(b)	$19,401	$29,970	$15,665	$18,984	$0
Shareholders’ equity	$52,810	$57,770	$50,307	$49,569	$46,478

(a)               The consolidated statements of operations data for the period ending after April 2001 reflects the acquisition of Mackie Engineering Services on that date. The consolidated statements of operations data for the periods ending after April 2000 reflect the acquisition of EAW on that date. The consolidated statement of operations data for the periods ending after June1998 reflect the acquisition of Mackie Italy on that date.

(b)              Long-term debt excludes current portions.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. This discussion contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements wherever they appear. Factors that could cause or contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere herein. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

We develop, manufacture and sell high-quality, affordable digital and analog audio mixers, speakers, amplifiers and other professional audio equipment on a worldwide basis. Our products are used by professional musicians, sound installation contractors and broadcast professionals both in sound recordings, live presentations systems and installed sound systems. We distribute our products primarily through retail dealers, mail order outlets and installed sound contractors.

In April 2000, we acquired Eastern Acoustic Works, Inc. for approximately $19.6 million in cash. EAW designs, manufactures and sells loudspeaker systems, including integrated signal processing for the installed and touring sound markets. The transaction was accounted for as a purchase business combination. Operations in the periods after April 2000 include the results of operations for EAW. In April 2001, we acquired Mackie Engineering Services (Belgium) BVBA, formerly known as Sydec for approximately $4.4 million – of this, $2.5 million was paid in 2001 and $1.9 million is payable in 2002. Mackie Engineering is a developer of products and services in the area of embedded electronic and software, networking, digital signal processing and Windows TM driver applications. The transaction was accounted for as a purchase business combination.

Critical Accounting Policies and Estimates

We believe our policy on valuing inventory, including market value adjustments, is our primary critical accounting policy. Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Included in our inventories balance are demonstration products used by our sales representatives and marketing department including finished goods that have been shipped to customers for evaluation. Market value adjustments are recorded for obsolete material, slow-moving product, service and demonstration products. We make judgments regarding the carrying value of our inventory based upon current market conditions. These conditions may change depending upon competitive product introductions, customer demand and other factors. If the market for our previously released products changes, we may be required to write down the cost of our inventory.

We assess the impairment of long-lived assets and enterprise goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Significant judgment is used in assessing factors which might trigger impairment including significant underperformance relative to expected operating results, significant changes in our use of the assets or the strategy for our overall business, and significant negative industry or economic trends.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales

Our net sales of $206.5 million in 2001 decreased by $937,000 or less than one-half percent from 2000. Our lack of sales growth was attributable to lower volumes particularly in the U.S. as a result of the economic slowdown. Sales were lower in the latter half of 2001 as the effect of the economic slowdown and the impact of the events of September 11 was felt. Sales of certain of our analog and digital mixer families declined when compared to 2000 while digital recorder sales and loudspeaker sales have increased. In addition, while net sales for 2001 included a full year of EAW sales versus nine months in 2000, sales in the installed sound market traditionally served by EAW branded products have declined. Sales in the U.S. accounted for 51% of our sales in 2001 and 56% of our sales in 2000.  Sales of our international subsidiaries are primarily made in currencies fixed to the Euro. The change in the Euro against the U.S. Dollar caused these sales to be recorded at approximately $1.6 million lower than these sales would have been if using the 2000 exchange rate. Additionally, our implementation of a fully-integrated worldwide Enterprise Resource Planning information system in 2001 temporarily impaired our ability to ship product from Italy in the fourth quarter of 2001 and contributed to the decrease in net sales. We expect to show growth in sales in the coming year and anticipate that a significant portion of 2002 sales will come from new products which have been or will be introduced in 2002. If the new products are not introduced in a timely manner or are not well received by the market, sales from these new products may not be realized.

Gross Profit

Gross profit was $61.6 million or 30% of net sales for 2001 compared to $72.8 million or 35% of net sales for 2000. This decline was primarily due to a shift in product mix from higher margin compact mixer and digital products to lower margin speaker products along with a general increase in material and labor costs across multiple product lines. Gross margin was also reduced by increased freight accommodations and sales discounts.

In 2001, we began to transition the manufacture of certain of our product lines to offshore facilities and will continue this transfer in 2002. Additionally, we expect to achieve improved production efficiencies in our U.S. and Italian manufacturing operations. As a result of these improvements, we expect to see reductions of cost of sales and increases in gross profit in 2002. However, if these efficiencies are not realized, we may not achieve the expected improvement in gross profit.

Selling, General and Administrative

Selling, general and administrative expense increased to $51.1million or 25% of net sales in 2001 from $48.5 million or 23% of net sales in 2000. The inclusion of the fixed component of EAW expenses for a full twelve months of 2001 versus nine months of 2000 resulted in an increase of approximately $1.0 million. In addition, costs associated with the implementation of our ERP system contributed to this increase, as did increases in personnel early in the year. In the latter half of the year, steps were taken to reduce expenses including closing the Amsterdam office, reducing headcount, reducing salaries and initiating other cost cutting programs.

Research and Development

Research and development expenses increased to $11.9 million or 5.8% of net sales in 2001 from $9.4 million or 4.5% of net sales in 2000. The increase both in absolute dollars and percent is related to additional spending for new products and maintaining investment in ongoing product development. The inclusion of EAW research and developments costs for twelve months of 2001 as compared to nine months in 2000 resulted in an increase of $700,000. Additionally, our acquisition of Sydec in April 2001 resulted in an increase of $1.1 million of research and development expense.

Other Income (Expense)

Net other expense was $5.5 million for 2001 compared to net other expense of $4.5 million for 2000. Interest expense increased to $4.9 million in 2001 from $4.6 million in 2000 primarily due to borrowings related to the acquisition of EAW and to higher levels of short-term borrowing under our bank credit facility. Other expense, comprised primarily of foreign exchange gains and losses, was $1.0 million in 2001 compared with $538,000 in 2000.  This increase was primarily due to the foreign exchange losses in 2001 as a result of the weakening of the Italian Lire against the U.S. Dollar.

Provision (Benefit) for Income Taxes

We had a benefit for income taxes of $1.6 million in 2001 compared to income tax expense of $4.2 million in 2000. This represents an overall effective tax rate in 2001 of 23.2% which includes taxes paid in various federal, state and international jurisdictions. We did not get the full tax rate benefit relating to our loss before benefit for income taxes in 2001 due to the non-deductibility of certain amortization costs, and the rate and method of determination of taxation on non-U.S. subsidiaries.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Sales

Net sales increased 33% to $207.5 million in 2000 from $156.3 million in 1999.  $30.6 million of the increase was attributable to the addition of EAW.  We also saw significant revenue contribution worldwide from products introduced in 1999 and 2000 in the product categories of powered and CFX mixers, speakers, and digital products of approximately $20.9 million. These increases were partially offset by an unfavorable foreign currency exchange effect of $6.1 million and by declines in sales of M-1400 series amps and SR series live music application mixers of approximately $2.6 million. Sales outside the U.S. decreased to 44% of our total net sales in

2000 from 49% in 1999. This decrease was due mainly to the inclusion of sales by EAW whose sales outside of the U.S. comprised only 31% of its total net sales for 2000.

Gross Profit

Gross profit was $72.8 million in 2000 compared with $54.2 million in 1999.  Of the $18.6 million increase, $11.6 million was attributable to the addition of EAW.  Gross profit was also up as a result of the new products introduced during 1999 and 2000 as noted above.  The increase was partially offset by an unfavorable foreign currency exchange effect on gross profit of approximately $2.4 million.  Gross profit percentage stayed constant at 35% in 2000 and 1999.

Selling, General and Administrative

Selling, general and administrative expense increased to $48.5 million in 2000 from $38.9 million in 1999.  Of the $9.6 million increase, $9.3 million was attributable to the addition of EAW, $0.8 million of which represents amortization charges on intangible assets.  Higher sales volumes causing corresponding increases in variable expenses, such as commissions, along with incremental costs associated with an increased headcount also contributed to the increase.  These increases in expenses were partially offset by a $2.1 million favorable impact of foreign currency exchange.  As a percentage of net sales, selling, general, and administrative expenses decreased to 23% in 2000 from 25% in 1999.  The decline in the percentage is primarily attributable to higher sales.

Research and Development

Research and development expenses increased to $9.4 million in 2000 from $7.1 million in 1999.  The increase was primarily attributable to the inclusion of EAW’s research and development expenses of $2.3 million.  As a percentage of net sales, these expenses stayed constant at 5% in 2000 and 1999.

Other Income (Expense)

Other expense was $4.5 million for 2000 compared to $2.1 million in 1999. Interest income decreased to $600,000 in 2000 compared with $700,000 in 1999.  Interest expense increased to $4.6 million in 2000 from $2.8 million in 1999 primarily due to borrowings related to the acquisition of EAW and to significantly higher levels of short-term borrowing.  Other expense for 2000 was $0.5 million compared with $0.1 million in 1999.  This increase was primarily due to the foreign exchange losses in 2000 as a result of the weakening of the Italian Lire against the U.S. Dollar.

Provision for Income Taxes

Income tax expense for 2000 was $4.2 million representing an overall effective tax rate of 40.5% compared to $2.8 million and 46.3% for 1999. The decrease in the effective tax rate was primarily attributable to foreign operations.

Liquidity and Capital Resources

Cash provided by operating activities was $16.1 million in 2001 and $5.6 million in 1999. In 2000, cash used by operations was $5.3 million.  Net cash provided by operating activities in 2001 was primarily attributable to decreases in inventory and accounts receivable offset partially by a net loss, deferred taxes, a decrease in accounts payable and accrued expenses and a decrease in income taxes payable.  The downward trend in inventory is due to the continued efforts to reduce our inventory levels. Net cash used by operating activities in 2000 was primarily attributable to increases in inventories, accounts receivable and a decline in income taxes payable offset partially by net income, increases in accounts payable and accrued expenses and a decline in prepaid expenses and other current assets.  The large increase in inventories for 2000 over 1999 is attributable to higher levels of required inventory resulting from the expansion of product lines, certain product release delays and anticipated sales volume increases that did not materialize.

Cash used in investing activities was $10.7 million for 2001. $2.3 million was used for the acquisition of Sydec and $9.0 million for the acquisition of property, plant and equipment.  The property, plant and equipment acquisitions in 2001 relate primarily to the costs of hardware and software associated with the worldwide implementation of a fully-integrated Enterprise Resource Planning information system and improvements to our computer and communications infrastructure.  Net cash used in investing activities increased to $20.6 million in 2000 from $3.1 million in 1999, due principally to the acquisition of EAW, net of cash acquired of $19.9 million and purchases of property, plant and equipment of $6.6 million.

Net cash used in financing activities during 2001 was $6.7 million due to net payments on long-term and short-term debt. Net cash provided by financing activities increased to $25.3 million in 2000 from $2.2 million in 1999, due principally to proceeds from bank credit facilities used for the acquisition of EAW of $19.0 million and net proceeds on bank line of credit and other short-term borrowings of $11.9 million.  These inflows were partially offset by repayments of long-term debt related to the Mackie Italy acquisition, EAW long-term debt and Italian based long-term debt totaling $9.2 million.

At December 31, 2001, we had a bank line of credit in the U.S. that provided up to $15.0 million of short-term borrowing subject to certain limitations. Additionally, the line of credit provided a $1.5 million guarantee on our debt in Italy. This guarantee reduced the maximum allowable borrowing to $13.5 million as of December 31, 2001. At December 31, 2001 and 2000, there was $11.0 million and $11.5 million outstanding on the line of credit, respectively. At December 31, 2001 the available line was $2.5 million. Borrowings under this line of credit bear interest at the bank’s prime rate plus a specified margin. In April 2002, we entered into an agreement to revise the terms of both our bank line of credit and the term loan described below, which will result in the bank line of credit and the borrowings under the line increasing by approximately $10.0 million and an equal reduction of $10.0 million to the term loan. The result is a bank line of credit that provides up to $25.0 million of short-term borrowing subject to certain limitations.

Under the terms of our U.S. credit agreement, we must maintain certain financial ratios and tangible net worth.  The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. At December 31, 2001, we were out of compliance with one of our financial covenants. We were also out of compliance earlier during 2001 but negotiated a restructuring of the covenants and received a waiver from the lender. This restructuring resulted in slightly higher interest rates in addition to certain loan amendment fees. In April 2002 we received a waiver for the December 31, 2001 non-compliance and negotiated a new credit agreement, including a restructuring of the covenants.  Under the new credit agreement, the renewal date for the line of credit is April 2003, the renewal date for the term loan is September 2003.

Both the line of credit and the term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangibles and patents. As a result of restructuring the line of credit and term loan, we have reclassified amounts related to the term loan previously shown as long-term debt callable under covenant provisions in interim condensed consolidated financial statements.

We have taken various actions to improve results of operations and ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. During the third and fourth quarters of 2001, these measures included layoffs, salary reductions, office closures and reduction of capital expenditures. We will continue to focus on increased management controls over expenditures and attempt to reduce costs of sales by improving our methods of product sourcing. Finally, we are evaluating a variety of alternative financing sources, including possible divestiture of certain operating assets.

Additionally, we have entered into agreements with several banks in Italy that provide short-term credit facilities totaling approximately $25.7 million. The amount available to us is limited by the amount of our Italian accounts receivable and was approximately $2.4 million at December 31, 2001. At December 31, 2001 and 2000 there was approximately $14.4 million and $19.8 million, respectively outstanding under these facilities. The majority of these credit facilities are secured by receivables of Mackie Italy. Interest rates on these credit facilities range from 3.3% to 11.5%.

The term loan may become callable under covenant provisions if we do not meet our new covenants. Although there can be no assurance, we believe that we will be able to meet our financial covenants in 2002 under the revised credit agreement. We believe that our existing cash and credit facilities, along with cash generated from operations will be sufficient to provide adequate working capital to fund operations over the next twelve months.

We had the following contractual commitments and obligations at December 31, 2001:

	Operating Leases	Short-term and Long-term Debt	Total
		(in thousands)
2002	$2,679	$39,269	$41,948
2003	1,992	17,656	19,648
2004	1,613	364	1,977
2005	1,124	296	1,420
2006	853	184	1,037

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets,” which supercede Accounting Principles Board Opinion No. 17, “Intangible Assets.”  FAS No. 141 requires that all business combinations be accounted for under the purchase method.  The statement further requires separate recognition of intangible assets that meet one of two criteria, as defined in the statement.  This statement applies to all business combinations initiated after June 30, 2001.  Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment.  Separable intangible assets with defined lives will continue to be amortized over their useful lives.  The provisions of FAS No. 142 will apply to goodwill and intangible assets acquired before and after the statement’s effective date.  As permitted by FAS No. 142, we plan to adopt the new standard in the first quarter of 2002.  We are currently evaluating the effect that adoption of the provisions of FAS No. 142 will have on our results of operations and financial position.  Refer to Note 5 of the consolidated financial statements.

In June 2001, the FASB issued FAS 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The provisions of FAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for Mackie commencing in 2003. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.” FAS No. 144 retains many of the fundamental provisions of FAS No. 121 and provides a single method of accounting for long-lived assets to be disposed of. We are required and plan to adopt the provisions of FAS No. 144 for the year beginning January 1, 2002. The adoption of the statement for long-lived assets held for use is not expected to have a material impact on our consolidated financial statements. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential future effects that the adoption of the statement for assets held for sale or other disposal will have on our financial statements.

Qualitative and Quantitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however we did not have any material derivative financial instruments as of December 31, 2001.

At December 31, 2001, we had variable rate debt of approximately $56.0 million provided by U.S. and Italian banks. As such, changes in U.S. and European interest rates affect interest paid on debt and we are exposed to interest rate risk. An increase in the average interest rate of 10% would result in an approximately $392,000 increase to the loss before benefit for income taxes for the year ended December 31, 2001. A similar increase for the year ended December 31, 2000 would not have had a material effect on our earnings for that year. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at December 31, 2001.

Our non-U.S. subsidiaries have functional currencies other than the U.S. Dollar, and are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Additionally, a portion of sales from our U.S. entities is denominated in other than the U.S. Dollar. A 10% increase in the value of the U.S. Dollar, throughout the year ended December 31, 2001, would have had the effect of increasing the loss before benefit for income taxes by approximately $385,000. A 10% increase in the value of he U.S. Dollar in the year ended December 31, 2000, would have had the effect of reducing net income by approximately $200,000.

Impact of European Monetary Conversion

European business systems were required to handle currencies in a new way with the introduction of the Euro. Implementation procedures related to our Enterprise Resource Planning information system began during the third quarter of 2000 and were substantially complete as of December 31, 2001. This system is Euro compliant and was implemented in Italy during the fourth quarter of 2001.  To date, we have not experienced any problems with the conversion to the Euro-based accounting system and do not expect this transition or the use of the Euro for transactions to materially affect our business. If we encounter unexpected difficulties, our business could be harmed.

Item 8.  Consolidated Financial Statements and Supplementary Data

See pages 20 to 40.

INDEPENDENT AUDITORS REPORT

The Board of Directors and Shareholders
Mackie Designs Inc.

We have audited the accompanying consolidated balance sheets of Mackie Designs Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of Mackie Designs Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mackie Designs Inc., and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington

February 28, 2002 except as to Note 8 which is as of April 18, 2002

MACKIE DESIGNS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$2,095,122	$3,837,892
Available-for-sale securities	—	509,333
Accounts receivable, less allowance for doubtful accounts of $1,349,110 and $1,079,000, respectively	35,092,247	39,085,103
Income taxes receivable	1,304,718	—
Inventories	51,506,683	63,470,535
Prepaid expenses and other current assets	2,157,439	1,514,093
Deferred income taxes	5,315,186	3,148,057
Total current assets	97,471,395	111,565,013

Property, plant and equipment, net	25,670,959	23,567,445
Intangible assets, net	26,435,990	24,418,784
Investment in bonds	3,851,425	3,891,279
Other assets, net	533,763	1,755,123

Total assets	$153,963,532	$165,197,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$35,395,176	$31,280,882
Accounts payable	22,859,291	21,912,383
Accrued liabilities	11,009,147	10,502,723
Income taxes payable	967,402	706,143
Current portion of long-term debt	3,873,700	5,024,473
Total current liabilities	74,104,716	69,426,604

Long-term debt, excluding current portion	19,401,239	29,970,403
Employee and other liabilities	3,767,685	3,932,350
Deferred income taxes	3,879,596	4,098,067
Total liabilities	101,153,236	107,427,424

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 40,000,000 shares authorized, 12,423,890 and 12,372,358 issued and outstanding at December 31, 2001 and 2000	28,691,068	27,720,181
Retained earnings	26,556,251	31,885,054
Accumulated other comprehensive loss	(2,437,023)	(1,835,015)
Total shareholders’ equity	52,810,296	57,770,220

Total liabilities and shareholders’ equity	$153,963,532	$165,197,644

See accompanying Notes to Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
Net sales	$206,539,059	$207,476,130	$156,339,988
Cost of sales	144,968,935	134,648,908	102,138,192
Gross profit	61,570,124	72,827,222	54,201,796

Operating expenses:
Selling, general, and administrative	51,092,176	48,486,522	38,879,323
Research and development	11,877,830	9,369,709	7,146,954
	62,970,006	57,856,231	46,026,277
Operating income (loss)	(1,399,882)	14,970,991	8,175,519

Other income (expense):
Interest income	371,378	615,649	740,962
Interest expense	(4,878,998)	(4,580,955)	(2,772,243)
Other	(1,027,027)	(538,055)	(76,190)
	(5,534,647)	(4,503,361)	(2,107,471)
Income (loss) before provision (benefit) for income taxes	(6,934,529)	10,467,630	6,068,048

Provision (benefit) for income taxes	(1,605,726)	4,241,428	2,810,781

Net income (loss)	$(5,328,803)	$6,226,202	$3,257,267

Basic net income (loss) per share	$(0.43)	$0.51	$0.27

Diluted net income (loss) per share	$(0.43)	$0.49	$0.27

See accompanying Notes to Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
Operating activities
Net income (loss)	$(5,328,803)	$6,226,202	$3,257,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,519,740	7,375,627	6,399,855
Loss on asset dispositions	—	83,496	—
Deferred stock compensation	970,372	449,250	—
Deferred income taxes	(2,385,600)	(816,727)	(1,311,115)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,643,556	(3,538,996)	(3,888,511)
Inventories	11,563,993	(17,889,095)	(2,749,123)
Prepaid expenses and other current assets	(631,990)	1,316,249	(78,184)
Other assets	845,500	562,224	(1,064,760)
Accounts payable and accrued expenses	(226,610)	1,871,954	4,854,571
Income taxes payable	(983,830)	(1,209,991)	402,601
Other long term liabilities	90,472	280,554	(174,250)
Cash provided by (used in) operating activities	16,076,800	(5,289,253)	5,648,351

Investing activities
Acquisition of businesses, net of cash acquired	(2,266,843)	(19,894,937)	—
Purchases of available-for-sale securities	—	(2,358,160)	(8,951,129)
Proceeds from sales of available-for-sale securities	515,182	5,947,121	—
Proceeds from maturities of available-for-sale securities	—	2,358,160	8,985,000
Purchases of property, plant and equipment	(8,974,428)	(6,609,324)	(3,115,942)
Cash used in investing activities	(10,726,089)	(20,557,140)	(3,082,071)

Financing activities
Proceeds from long-term debt	3,613,088	21,130,263	396,385
Payments on long-term debt	(5,218,586)	(9,200,886)	(2,890,132)
Net proceeds (payments) on bank line of credit and short-term borrowings	(5,074,533)	11,877,004	5,974,760
Repurchase and retirement of common stock	—	—	(1,308,259)
Net proceeds from exercise of stock options	515	1,468,530	8,325
Cash provided by (used in) financing activities	(6,679,516)	25,274,911	2,181,079

Effect of exchange rate changes on cash	(413,965)	(219,860)	(241,736)

Increase (decrease) in cash and cash equivalents	(1,742,770)	(791,342)	4,505,623

Cash and cash equivalents at beginning of year	3,837,892	4,629,234	123,611

Cash and cash equivalents at end of year	$2,095,122	$3,837,892	$4,629,234

Supplemental disclosures
Cash paid for interest, net of capitalized amounts of $258,000 in 2001	$4,387,000	$3,911,000	$2,409,000
Cash paid for income taxes	$1,526,000	$5,591,000	$3,468,000
Amounts payable in connection with acquistion of business	$1,920,250	$—	$—

See accompanying Notes to Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE

INCOME (LOSS)

				Accumulated Other
	Common Stock		Retained	Comprehensive Income (Loss)
	Shares	Amount	Earnings		Total
Balance at December 31, 1998	12,356,486	$27,102,335	$22,401,585	$65,137	$49,569,057
Exercise of stock options	1,500	8,325	—	—	8,325
Repurchase of common shares	(250,228)	(1,308,259)	—	—	(1,308,259)
Net income	—	—	3,257,267	—	—
Foreign currency translation adjustment, net of tax	—	—	—	(1,211,927)	—
Unrealized loss on available-for-sale securities	—	—	—	(7,481)	—
Comprehensive income	—	—	—	—	2,037,859

Balance at December 31, 1999	12,107,758	25,802,401	25,658,852	(1,154,271)	50,306,982
Exercise of stock options	264,600	1,468,530	—	—	1,468,530
Amortization of deferred stock compensation	—	449,250	—	—	449,250
Net income	—	—	6,226,202	—	—
Foreign currency translation adjustment, net of tax	—	—	—	(688,225)	—
Reclassification adjustment for loss included in net income on available-for-sale securities	—	—	—	7,481	—
Comprehensive income	—	—		—	5,545,458

Balance at December 31, 2000	12,372,358	27,720,181	31,885,054	(1,835,015)	57,770,220
Exercise of stock options	51,532	515	—	—	515
Amortization of deferred stock compensation	—	970,372	—	—	970,372
Net loss	—	—	(5,328,803)	—	—
Foreign currency translation adjustment, net of tax	—	—	—	(602,008)	—
Comprehensive loss	—	—	—	—	(5,930,811)

Balance at December 31, 2001	12,423,890	$28,691,068	$26,556,251	$(2,437,023)	$52,810,296

See accompanying Notes to Consolidated Financial Statements.

MACKIE DESIGNS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements consolidate the accounts of Mackie Designs Inc. and our wholly-owned subsidiaries. The companies are collectively hereinafter referred to as “Mackie,” “we, “our” and “us.” All intercompany accounts and transactions have been eliminated.

Operations

We develop, manufacture, sell and support high-quality, professional audio equipment to retailers, distributors and contractors throughout the world.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

Estimates that are particularly susceptible to significant change are the adequacy of the allowances for doubtful accounts, warranty costs, valuation of intangible assets and valuation allowance on deferred tax assets.

Revenue recognition

Revenues from sales of products are generally recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer and collection of any resulting receivable is reasonably assured.  We have certain software related products within our digital product line.  Mackie follows the principles of AICPA Statement of Position 97-2, “Software Revenue Recognition” in recognizing revenues for these products, which occurs when we have customer acceptance and when collection of any resulting receivable is reasonably assured.

Warranty costs

We cover our products under warranty for defects in materials and workmanship for periods of between one and six years. A provision for future warranty costs is recorded at the time of sale of products.

Advertising expense

The cost of advertising included in selling, general and administrative expense is expensed as incurred.  For 2001, 2000, and 1999, these expenses totaled $4.0 million, $3.9 million, and $4.2 million, respectively.

Research and development costs

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

Foreign currency translation

The financial statements of our non-U.S. subsidiaries have been translated into U. S. Dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Under the provisions of this statement, all assets and liabilities in the balance sheets of these subsidiaries, whose functional currency is not the U.S. Dollar, are translated at year-end exchange rates. Net sales, costs and expenses are translated at average rates of exchange prevailing during the period. Translation gains and losses are accumulated in a separate component of shareholders’ equity. Realized and unrealized gains and losses on foreign currency transactions are included in other income (expense), net.

Cash and cash equivalents

We consider all liquid investments purchased with a maturity at purchase of three months or less to be cash equivalents.

Marketable securities

In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” investments in marketable securities are classified as available-for-sale or held-to-maturity when we purchase the security.  Debt securities are treated as held-to-maturity when we have the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost.  Zero coupon bonds held by Mackie Italy are the only securities we treat as held-to-maturity.

Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out method, or market.

Property, plant and equipment

Property, plant and equipment is stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows: buildings, 33 years; machinery and equipment, 5 to 7 years; and furniture and fixtures, 3 to 5 years.  Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.  Direct internal and external costs of computer software developed for internal use are capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Capitalized costs are amortized using the straight-line method over the estimated useful lives beginning when each module is complete and ready for its intended use. Maintenance and repairs are expensed as incurred. In accordance with Statement of Accounting Standards No. 34 “Capitalization of Interest Cost,” we have capitalized $258,000 as part of the cost of our Enterprise Resource Planning information system in 2001.

Intangible assets

Intangible assets from the acquisitions of subsidiaries include developed technology, assembled workforce, trademarks and goodwill which were recorded at their fair value at the date of acquisition. Intangible assets are being amortized on the straight-line method over the estimated useful lives as follows: goodwill, 10 to 20 years; developed technology and trademarks, 20 years and assembled workforce, 5 years.

Impairment of long-lived assets

The recoverability of long-lived assets including property, plant and equipment, goodwill and other intangible assets is periodically assessed.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. Factors which might trigger impairment include significant underperformance relative to expected operating results, significant changes in our use of the assets or the strategy for our overall business, and significant negative industry or economic trends.

Fair value of financial instruments

The carrying amounts of cash, available-for-sale securities, accounts receivable, bonds, short-term borrowings, accounts payable and long-term debt approximate fair value because they are of a short-term nature or have interest rates that approximate market rates.

Derivative financial instruments

In June 1998, Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  This statement, as amended, became effective on January 1, 2001.  The adoption of FAS No. 133 did not have an impact on our consolidated financial position or results of operations.

Stock-based compensation

Stock-based employee compensation plans are accounted for using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Compensation expense for employee stock options is measured as the excess, if any, of the fair value of our common stock at the date of grant over the stock option exercise price and is recognized on the straight-line method over the vesting period.

Income taxes

Provision for income taxes has been recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

Earnings per share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding for the year.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. For 2001, diluted earnings per share was calculated based on the same number of shares as basic earnings per share because common stock equivalents would be antidilutive.

Concentration of credit and supply risk

We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the U.S.  Where we are exposed to material credit risk, we generally require letters of credit or advance payments.  No individual country outside of the U.S. accounted for more than 10% of net sales in any of the periods presented. Sales to U.S. customers are generally on open credit terms.

We maintain an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all outstanding accounts receivable. Allowance for doubtful accounts receivable for the years ended December 31, 2001, 2000 and 1999 are as follows:

For the year ending December 31,	Balance at Beginning of Year	Additions Charged to Expenses	Deductions*	Balance at End of Year
2001	$1,079,000	$794,315	$524,205	$1,349,110

2000	$1,146,000	$752,000	$819,000	$1,079,000

1999	$1,421,000	$471,000	$746,000	$1,146,000

* Deductions represent uncollectible accounts written off against the allowance, net of recoveries.

We rely almost exclusively on one vendor for our potentiometers and certain integrated circuits, but we are in contact with other manufacturers of these items regularly.  These items are critical components in certain of our products.  Interruption in, or cessation of, the supply of these components from these suppliers could adversely affect our production capability, as the qualification process for another manufacturer, from sample submission to production quality and quantity delivery, could take several months.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board issued FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets,” which supercede Accounting Principles Board Opinion No. 17, “Intangible Assets.”  FAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria, as defined in the statement. This statement applies to all business combinations initiated after June 30, 2001.  Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment.  Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of FAS No. 142 will apply to goodwill and intangible assets acquired before and after the statement’s effective date. As permitted by FAS No. 142, we plan to adopt the new standard in the first quarter of 2002.  We are currently evaluating the effect that adoption of the provisions of FAS No. 142 will have on our results of operations and financial position.  Refer to Note 5.

In June 2001, the FASB issued FAS 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The provisions of FAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for Mackie commencing in 2003. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.” FAS No. 144 retains many of the fundamental provisions of FAS No. 121 and provides a single method of accounting for long-lived assets to be disposed of. We are required and plan to adopt the provisions of FAS No. 144 for the year beginning January 1, 2002. The adoption of the statement for long-lived assets held for use is not expected to have a material impact on our consolidated financial statements. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential future effects that the adoption of the statement for assets held for sale or other disposal will have on our financial statements.

2.  ACQUISITIONS

In April 2001, we acquired all the outstanding shares of Mackie Engineering Services (Belgium) BVBA, formerly known as Sydec N.V.  Mackie Engineering develops products and services in the area of embedded electronics and software, networking, digital signal processing and Windows™ 95/98/NT/2000 driver and application development. The acquisition was accounted for under the purchase method of accounting and included performance incentives for the prior owners involving 200,000 options to purchase Mackie common stock at an exercise price of $0.01 vesting over a two-year period. The aggregate purchase price including related acquisition costs, was approximately $4.4 million. $2.5 million of this amount was paid in 2001, the remaining $1.9 million is scheduled to be paid in 2002. The entire purchase price is in excess of the net tangible assets acquired and is included in intangible assets.  A total of $1.0 million of the purchase consideration was specifically allocated to developed technology.  The remaining $3.4 million is goodwill.  Goodwill is being amortized on the straight-line method over 10 years, while the developed technology is being amortized on the straight-line method over 5 years.  The results of Sydec have been included in our consolidated results of operations from the date of acquisition.

The following table presents unaudited pro forma consolidated financial information for the years ended December 31, 2001 and 2000 as if the acquisition of Sydec had occurred on January 1 of those years:

	2001	2000
	In thousands, except per share data
Net sales	$206,910	$208,868
Net income (loss)	$(5,705)	$5,210
Diluted income (loss) per share	$(0.46)	$0.40

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

In April 2000, we acquired 100% of the capital stock of Eastern Acoustic Works, Inc which designs and manufactures loudspeaker systems, including integrated signal processing for the installed and live sound markets.  The acquisition was accounted for under the purchase method of accounting.  The aggregate purchase price, plus related acquisition costs, was approximately $19.6 million.  The excess of the purchase price over the fair value of net tangible assets acquired was approximately $18.7 million and is included in intangible assets.  A total of $8.2 million of the purchase consideration was specifically allocated to identifiable intangible assets, including developed technology of $5.2 million, assembled workforce of $1.6 million, and trademark of $1.4 million.  The remaining $10.5 million is considered to be goodwill.  Goodwill, developed technology and trademark are being amortized on the straight-line method over 20 years, while the assembled workforce is being amortized on the straight line method over 5 years.  The results of EAW are included in our consolidated results of operations from the date of acquisition.

3.  INVESTMENTS

The amortized cost of available-for-sale securities approximated fair market value and consisted of U.S. Government securities at December 31, 2000.

Mackie Italy holds various zero-coupon Italian bank bonds as collateral for two bank term loans. The bonds aggregated $3.9 million at both December 31, 2001 and 2000, and are carried at amortized cost, which approximates market value.  The bank bonds have various maturities ranging through 2004; however, because  reinvestment is required under the collateral agreement, the maturity date is effectively 2004.  The interest yields on these bonds range from 2.4% to 7.4%, with average rates of 6.9% and 6.8% at December 31, 2001 and 2000, respectively. These bonds are treated as held-to-maturity and are restricted as to their use.

4.  INVENTORIES

Inventories consist of the following:

	December 31,
	2001	2000
Raw materials	$17,505,995	$31,579,234
Work in process	4,073,255	4,830,897
Finished goods	29,927,433	27,060,404
	$51,506,683	$63,470,535

5.  INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2001	2000
Goodwill	$21,053,996	$17,974,295
Developed technology	6,200,120	5,200,000
Assembled workforce	1,660,000	1,660,000
Trademark	1,380,000	1,380,000
	30,294,116	26,214,295
Less accumulated amortization	3,858,126	1,795,511
	$26,435,990	$24,418,784

Under FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested at least annually for impairment. Separable intangible assets will continue to be amortized over their useful lives.

Approximately $18.1 million in unamortized goodwill will be subject to valuation under the new accounting standard. We have not completed our evaluation of the effect the adoption of FAS 142 will have on our results of operations and financial position. Of the $18.1 million of unamortized goodwill, approximately $9.5 million is related to our North American acquisitions, primarily EAW, and $8.6 million results from our Mackie Italy and Mackie Engineering Services acquisitions.  Exclusive of future impairment charges in fiscal year 2002, if any, amortization expense will be reduced by approximately $1.6 million annually for the goodwill on the balance sheet at December 31, 2001 as a result of adopting the new accounting standard.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2001	2000
Land	$1,736,626	$2,014,365
Buildings	3,587,899	3,298,929
Machinery and equipment	30,843,919	21,868,448
Furniture and fixtures	10,830,274	12,785,406
Leasehold improvements	5,190,157	3,803,423
	52,188,875	43,770,571
Less accumulated depreciation and amortization	26,517,916	20,203,126
	$25,670,959	$23,567,445

7.  INCOME TAXES

Components of income (loss) before income taxes are as follows:

	2001	2000	1999
U. S.	$(2,133,541)	$9,212,206	$6,900,322
Foreign	(4,800,988)	1,255,424	(832,274)
Income (loss) before provision (benefit) for income taxes	$(6,934,529)	$10,467,630	$6,068,048

The provision (benefit) for income taxes is as follows:

	2001	2000	1999
Current income taxes:
U. S. federal	$(532,460)	$3,919,127	$2,763,450
Foreign	1,312,334	1,139,028	1,358,446
Total current	779,874	5,058,155	4,121,896
Deferred income taxes:
U. S. federal	(1,006,214)	(826,296)	(644,963)
State and local	(73,169)	(130,954)	—
Foreign	(1,306,217)	140,523	(666,152)
Total deferred	(2,385,600)	(816,727)	(1,311,115)
Total provision (benefit) for income taxes	$(1,605,726)	$4,241,428	$2,810,781

The tax effects of temporary differences and carryforwards that give rise to significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2001	2000
Deferred tax assets:
Accrued expenses	$920,444	$1,241,922
Bad debt allowance	385,414	313,534
Inventory adjustments	3,546,757	1,320,199
Net operating loss carryforwards	1,290,999	447,575
Tax credit carryforwards	—	259,091
Other items, net	831,948	563,033
	6,975,562	4,145,354

Less valuation allowance	(98,974)	(98,974)
	6,876,588	4,046,380
Deferred tax liabilities:
Property, plant and equipment	2,241,172	2,363,345
Specifically identifiable intangible assets	2,532,485	2,633,045
Other	667,341	—
Total deferred tax liabilities	5,440,998	4,996,390
Net deferred tax assets (liabilities)	$1,435,590	$(950,010)

Deferred tax assets of foreign jurisdictions comprised $3.2 million and $1.5 million at December 31, 2001 and 2000, respectively. Deferred tax liabilities of foreign jurisdictions comprised $2.1 million at both December 31, 2001 and 2000.

Reconciliation from the U.S. statutory income tax rate of 34% to the effective income tax rate is as follows:

	2001	2000	1999
Tax at the statutory rate	$(2,357,740)	$3,558,994	$2,063,136
Research and development tax credit	(412,965)	(398,581)	(200,000)
Foreign sales corporation tax benefit	(16,130)	(336,029)	(311,835)
Limitation of recognition of benefit of foreign operating losses	—	—	36,008
Nondeductible expenses and other permanent differences	248,826	464,616	553,739
Goodwill amortization	123,987	253,174	99,789
Foreign tax greater than U.S. statutory rate	897,166	587,313	569,944
State taxes, net of federal impact	(88,870)	111,941	—

	$(1,605,726)	$4,241,428	$2,810,781

At December 31, 2001 we had international net operating loss carryforwards of approximately $3.2 million. These carryforwards generally begin expiring in 2013.

The valuation allowance for deferred tax assets did not change in 2001 and increased by approximately $25,000 in 2000. Although realization of deferred tax assets is not assured, management believes, based on its current expectations and tax planning strategies, that it is more likely than not that the deferred tax assets will be realized.

8.  DEBT

Short-term borrowings

Short-term debt consisted of the following at December 31:

	2001	2000

U.S. line of credit	$10,988,447	$11,453,278
Short-term credit facilities	14,406,729	19,827,604
	25,395,176	31,280,882
Long-term debt reclassified as short-term borrowing	10,000,000	—
	$35,395,176	$31,280,882

At December 31, 2001, we had a bank line of credit in the U.S. that provided up to $15.0 million of short-term borrowing subject to certain limitations. Additionally, the line of credit provided a $1.5 million guarantee on our debt in Italy. This guarantee reduced the maximum allowable borrowing to $13.5 million as of December 31, 2001. At December 31, 2001 and 2000, there was $11.0 million and $11.5 million outstanding on the line of credit, respectively. At December 31, 2001 the available line was $2.5 million. Borrowings under this line of credit bear interest at the bank’s prime rate plus a specified margin. At December 31, 2001 the interest rate in effect was 5.8%. In April 2002, we entered into an agreement to revise the terms of both our bank line of credit and the term loan described below, which will result in the bank line of credit and the borrowings under the line increasing by approximately $10.0 million and an equal reduction of $10.0 million to the term loan. The result is a bank line of credit that provides up to $25.0 million of short-term borrowing subject to certain limitations.

We have entered into agreements with several banks in Italy that provide short-term credit facilities totaling approximately $25.7 million. The amount available to us is limited by the amount of our Italian accounts receivable and was approximately $2.4 million at December 31, 2001. At December 31, 2001 and 2000 there was approximately $14.4 million and $19.8 million, respectively outstanding under these facilities. The majority of these credit facilities are secured by receivables of Mackie Italy. Interest rates on these credit facilities range from 3.3% to 11.5%.

The weighted-average interest rate on total short-term borrowings was 5.3% at December 31, 2001 and 7.0% at December 31, 2000.

Long-term debt

Long-term debt consisted of the following at December 31:

	2001	2000

Term loan	$25,562,917	$8,714,557
Revolving credit note	—	19,000,000
Capital leases	215,510	431,636
Bank term loan #1	3,394,466	3,626,724
Bank term loan #2	390,850	584,630
Other notes	3,711,196	2,637,329
	33,274,939	34,994,876
Less current portion	3,873,700	5,024,473
Less long-term debt reclassified as short-term borrowing	10,000,000	—
	$19,401,239	$29,970,403

Borrowings under the term loan bear interest at the bank’s prime rate, or at a LIBOR rate plus a specified margin. At December 31, 2001 the interest rate in effect was 7.4%. Per the credit agreement in place at December 31, 2001, principal payments of $465,164 plus applicable interest are payable monthly. The revolving credit note outstanding at December 31, 2000 was combined into the term loan during 2001.

Under the terms of our U.S. credit agreement, we must maintain certain financial ratios and tangible net worth.  The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. At December 31, 2001, we were out of compliance with one of our financial covenants. We were also out of compliance earlier during 2001 but negotiated a restructuring of the covenants and received a waiver from the lender. This restructuring resulted in slightly higher interest rates in addition to certain loan amendment fees. In April 2002 we received a waiver for the December 31, 2001 non-compliance and negotiated a new credit agreement, including a restructuring of the covenants.

The revised credit agreement involves a reclassification of $10.0 million from the term loan to the line of credit. The remaining term loan is divided into two components. The principal amount of the first component, Tranche A, is approximately $6.0 million. This will be payable at $100,000 per month plus interest at the bank’s prime rate or at a LIBOR rate plus a specified margin. The principal amount of Tranche B is approximately $9.6 million at December 31, 2001. Interest on this component is payable monthly and is calculated at the bank’s prime rate or at a LIBOR rate plus a specified margin. Principal repayments in 2003 are calculated based upon our 2002 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and debt repayments. These amounts are due upon completion of 2002 preliminary financial statements and in July 2003.  The renewal date for both components of the term loan is September 2003.

Both the line of credit and the term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangibles and patents. As a result of restructuring the line of credit and term loan, we have reclassified amounts related to the term loan previously shown as long-term debt callable under covenant provisions in interim condensed consolidated financial statements.

We have taken various actions to improve results of operations and ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. During the third and fourth quarters of 2001, these measures included layoffs, salary reductions, office closures and reduction of capital expenditures. We will continue to focus on increased management controls over expenditures and attempt to reduce costs of sales by improving our methods of product sourcing. Finally, we are evaluating a variety of alternative financing sources, including possible divestiture of certain operating assets.

The bank term loans and other notes are denominated in Italian Lire. The bank term loan #1 bears interest at the six-month LIBOR rate plus 2.0%, 5.9% at December 31, 2001. Interest-only payments are made semi-annually and the principal is due in 2003.  This loan is secured by a bank bond held by Mackie Italy, which will be used to repay the principal amount of the loan at the time of maturity in 2003. The bank term loan #2 bears a fixed interest rate of 7.1%.  Interest-only payments are made semi-annually. In addition, semi-annual principal payments of approximately $80,000 are payable with the final principal payment due in 2004.  A bank bond held by Mackie Italy secures this loan. The other notes bear interest at rates from 6.3% to 8.9%.  Principal payments on these loans are made in varying amounts until 2013.  Specific assets of Mackie Italy secure certain of these loans.

Certain equipment is leased under capital lease agreements.  Interest has been imputed at rates ranging from 7.0% to 15.0%.  Completion dates of the leases range through 2003.

Based on the new credit agreement, aggregate principal payments of long-term debt are expected to be as follows:

2002	$3,873,700
2003	17,656,249
2004	364,329
2005	296,171
2006	183,929
Thereafter	900,561
$23,274,939

9.  EMPLOYEE AND OTHER LIABILITIES

Under Italian law, employees of our subsidiaries in Italy are entitled to severance benefits calculated primarily based upon compensation and length of service.  These severance benefits vest immediately and are payable upon the employee’s separation from the Company.  This liability aggregated approximately $2.9 million and $3.2 million at December 31, 2001 and 2000, respectively.  In addition, commissioned sales agents of Mackie Italy are entitled to similar severance benefits based upon commissions earned and length of service.  This liability aggregated approximately $550,000 and $520,000 at December 31, 2001 and 2000, respectively.  Under these severance programs, expense of approximately $680,000, $720,000 and $650,000 was recognized in 2001, 2000 and 1999, respectively.

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

10.  RELATED-PARTY TRANSACTIONS

We have an agreement to receive marketing and sales services from a company in which one of our directors and shareholders is a partner.  This agreement is substantially similar to agreements we have with our other independent representatives.  Expenses under this agreement amounted to $456,000 in 2001, $399,000 in 2000 and $360,000 in 1999.

We made a non-interest bearing loan to James T. Engen, Chief Executive Officer and director, in November 1999 for relocation expenses.  The principal amount of the loan, $250,000, is due and payable in full upon the earlier of October 31, 2004 or Mr. Engen’s termination.  As of December 31, 2001, the unpaid principal amount of this loan was $250,000.

We also have a facility lease with a related party as disclosed in Note 14.

11.  EMPLOYEE BENEFIT PLANS

We currently have qualified profit-sharing plans under the provisions of Internal Revenue Code Section 401(k) for all U.S. based employees meeting the eligibility requirements.  Contributions are based on a matching formula as defined in each of the plans.  Additional contributions may be made at the discretion of the Board of Directors.  Contributions to the respective plans vest ratably over a 5-year period.  Contributions to the plan were $560,000, $500,000, and $100,000 in 2001, 2000, and 1999, respectively.

12.  NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share. Stock options totaling 4,746,000, 1,707,000 and 3,086,000 shares in 2001, 2000 and 1999, respectively, were excluded from the calculation of diluted net income per share because they are antidilutive.

	2001	2000	1999
Numerator:
Net income (loss)	$(5,328,803)	$6,226,202	$3,257,267
Denominator:
Denominator for basic net income (loss) per share — weighted-average shares	12,391,311	12,211,230	12,214,982
Dilutive potential common shares from stock options	—	570,951	49,697
Denominator for diluted net income (loss) per share	12,391,311	12,782,181	12,264,679

Basic net income (loss) per share	$(0.43)	$0.51	$0.27

Diluted net income (loss) per share	$(0.43)	$0.49	$0.27

13.  SHAREHOLDERS’ EQUITY

A stock option plan for the granting of incentive and non-qualified stock options is in place under which 6.5 million shares are reserved for grants.  The exercise price of incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date of grant.  The exercise price of non-qualified stock options granted under the plan may be greater or less than the fair market value of the common stock on the date of grant, as determined by the stock option committee of the Board of Directors at its discretion. Options generally vest over a four-year period and expire no later than ten years after the date of grant.

In connection with the acquisitions of Sydec and EAW, certain key employees of these entities were granted a total of 399,998 non-qualified stock options with an exercise price of $0.01.  These options are linked to continued employment and vest ratably over a two-year period from the respective grant date.  We recognize compensation expense related to these options on a straight-line basis over the two-year vesting period.

At December 31, 2001, 1,359,638 shares of common stock were available for future grants.

We follow the guidelines of APB 25 and related interpretations using the intrinsic value method in accounting for stock options. Had compensation costs been determined consistent with FAS No. 123, our net income (loss) and basic and diluted net income (loss) per share would have been reduced to the pro forma amounts as indicated below.

	2001	2000	1999
Net income (loss):
As reported	$(5,328,803)	$6,226,202	$3,257,267
Pro forma	$(6,426,461)	$4,691,382	$2,063,092
Basic net income (loss) per share:
As reported	$(0.43)	$0.51	$0.27
Pro forma	$(0.52)	$0.38	$0.17
Diluted net income (loss) per share:
As reported	$(0.43)	$0.49	$0.27
Pro forma	$(0.52)	$0.37	$0.17

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. For options granted with an exercise price equal to the market price at the time of issuance, the following assumptions were used:

	2001	2000	1999
Weighted average risk free interest rates	4.87%	6.20%	5.79%
Expected dividend yield	0%	0%	0%
Expected volatility	62.9%	62.7%	61.6%
Expected lives (in years)	7	7	7

For options with an exercise price less than the market price at the time of issuance, the following assumptions were used:

	2001	2000
Weighted average risk free interest rates	4.87%	6.22%
Expected dividend yield	0%	0%
Expected volatility	62.9%	62.7%
Expected lives (in years)	3	3

The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value. For options granted with an exercise price equal to the market price at the time of issuance, the weighted-average fair value of options granted during the years 2001, 2000 and 1999 was $4.04, $3.18, and $4.30, respectively. For options with an exercise price less than the market price at the time of issuance, the weighted-average fair value of options granted during the years 2001 and 2000 was $5.49 and $6.12, respectively. In both 2001 and 2000, the exercise price of all such options was $.01.

The following table summarizes the stock option activity for the three-year period ended December 31, 2001:

	Shares subject to option	Weighted average exercise price
Options outstanding at December 31, 1998	3,417,900	$6.11
Granted	355,500	$4.79
Forfeited	(360,900)	$6.42
Exercised	(1,500)	$5.55
Options outstanding at December 31, 1999	3,411,000	$5.94
Granted	1,087,197	$4.88
Forfeited	(105,600)	$6.21
Exercised	(264,600)	$5.55
Options outstanding at December 31, 2000	4,127,997	$5.68
Granted	851,591	$5.12
Forfeited	(181,576)	$5.24
Exercised	(51,532)	$0.01
Options outstanding at December 31, 2001	4,746,480	$5.66

At December 31, 2001, 2000 and 1999 a total of 3,041,281, 2,403,775 and 2,415,025 options were exercisable, respectively. The weighted average exercise price of these options was $5.95, $6.01 and $5.92, respectively.

The following table summarizes information about options outstanding and exercisable at December 31, 2001:

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.01	331,799	9.79	$0.01	32,950	$0.01
$4.25 - 8.00	4,334,681	6.87	$5.81	2,913,331	$5.91
$8.01 - 13.88	80,000	4.06	$8.70	95,000	$9.29
	4,746,480	7.03	$5.66	3,041,281	$5.95

14.  COMMITMENTS AND CONTINGENCIES

Commitments

Our primary facility in Woodinville, Washington is owned by three significant shareholders and directors.  The monthly rent stated in the lease is $56,613, adjusted annually for changes in the Consumer Price Index. Monthly rent expense as of December 31, 2001 was $65,495, the lease expires December 31, 2006. Annual rent expense under this lease was approximately $798,000, $786,000 and $753,000 in 2001, 2000 and 1999, respectively.  We do not expect significant increases in rent expense during the remaining years of the lease term in relation to Consumer Price Index adjustments.  Taxes, insurance, utilities, and maintenance are our responsibility.

Future minimum rental payments under the equipment and facility leases at December 31, 2001 are as follows:

2002	$2,679,000
2003	1,992,000
2004	1,613,000
2005	1,124,000
2006	853,000

Total rent expense for 2001, 2000, and 1999 was $2.4 million, $2.2 million, and $1.6 million, respectively.

Contingencies

We have subrogated claims asserted against us from insurance companies who paid claims made by EAW’s landlord and other tenants in the building occupied by EAW in 1996. The landlord and other tenants were affected by a fire started by a loaned employee in a portion of the building. The insurance company for the landlord alleges that EAW is liable for a range of $2.1 to $2.9 million for damages to the building.  We believe that these losses are not attributable to us under Massachusetts law, and are vigorously defending these claims.  The claims of the other tenants have been covered by EAW’s insurance carrier.  The ultimate resolution of this matter is not known at this time. No provision has been made in the consolidated financial statements related to these claims.

We are also involved in various legal proceedings and claims that arise in the ordinary course of business.  We believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

15.  SEGMENT AND GEOGRAPHIC INFORMATION

Major operations outside the U.S. include manufacturing facilities in Italy, and sales and support offices in Germany, the United Kingdom, France and China.  Certain geographic information for the three years ended December 31, 2001 is presented in the table that follows. Sales between affiliated entities are excluded from these numbers.  Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. The profit on transfers between geographic areas is not recognized until sales are made to non-affiliated customers.  Long-lived assets exclude goodwill, bonds and deferred income taxes and are those assets that can be directly associated with a particular geographic area.

Sales to customers outside of the U.S. approximated 49%, 44%, and 49% of net sales in 2001, 2000, and 1999, respectively.

	Years Ended December 31,
	2001	2000	1999
	(in thousands)
Net sales:
U.S.	$105,930	$115,466	$80,039
Europe	61,304	59,378	55,018
Other	39,305	32,632	21,283
	$206,539	$207,476	$156,340
Long-lived assets:
U.S.	$15,940	$13,345	$8,697
Europe	10,265	11,978	14,296
	$26,205	$25,323	$22,993

Business segments are identified using primarily geographic factors.  The two reportable segments are U.S. operations and operations of Mackie Italy and other European subsidiaries.  The U.S. segment offers audio mixers and other professional audio equipment.  The Mackie Italy segment offers loudspeakers, loudspeaker components and Mackie product offerings through its subsidiaries. Sales between segments are made at prices consistent with rules and regulations of governing tax authorities. Operating income (loss) not assigned to a segment relates to profit recognized by the segments on intercompany sales that have not been resold to a non-affiliated customer. We have restated segment information for 2000 and 1999 to reflect the current business segment structure. A summary of key financial data by segment is as follows:

	United States	Europe	Elimination of intercompany amounts	Total
	(in thousands)
Year ended December 31, 2001:
Net sales, to external customers	$141,949	$64,590		$206,539
Net sales, intersegment	20,838	24,077	(44,915)	—
Operating income (loss)	691	(1,931)	(160)	(1,400)
Interest expense	2,268	2,611		4,879
Depreciation and amortization	6,140	2,380		8,520
Total assets	83,051	70,913		153,964
Purchases of property, plant and equipment	7,317	1,657		8,974

Year ended December 31, 2000:
Net sales, to external customers	$140,637	$66,839		$207,476
Net sales, intersegment	14,559	26,298	(40,857)	—
Operating income	11,831	4,490	(1,350)	14,971
Interest expense	2,045	2,536		4,581
Depreciation and amortization	5,485	1,891		7,376
Total assets	89,824	75,374		165,198
Purchases of property, plant and equipment	5,597	1,012		6,609

Year ended December 31, 1999:
Net sales to external customers	$96,134	$60,206		$156,340
Net sales, intersegment	8,542	4,733	(13,275)	—
Operating income	6,755	1,957	(536)	8,176
Interest expense	999	1,773		2,772
Depreciation and amortization	4,386	2,014		6,400
Total assets	63,725	57,129		120,854
Purchases of property, plant and equipment	1,499	1,617		3,116

Net assets of our foreign operations were approximately $10.7 million and $13.6 million at December 31, 2001 and 2000, respectively.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands, except per share data)

2001	First	Second	Third	Fourth
Net sales	$57,207	$54,046	$48,431	$46,855
Gross profit	$19,771	$16,131	$11,513	$14,155
Net income (loss)	$962	$(1,797)	$(3,835)	$(659)
Basic net income (loss) per share	$0.08	$(0.15)	$(0.31)	$(0.05)
Diluted net income (loss) per share	$0.08	$(0.15)	$(0.31)	$(0.05)

2000	First	Second	Third	Fourth
Net sales	$45,191	$56,857	$51,434	$53,994
Gross profit	$16,191	$21,278	$17,550	$17,808
Net income	$2,419	$2,246	$925	$636
Basic net income per share	$0.20	$0.19	$0.08	$0.05
Diluted net income per share	$0.20	$0.17	$0.07	$0.05

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

The information required by Part III (Items 10, 11, 12 and 13) will be included in our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this report :
1. Consolidated Financial Statements:
Independent Auditors’ Report on Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2001 and 2000

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2001

Notes to Consolidated Financial Statements

All financial statement schedules are omitted since the required information is not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

(b)       Reports on Form 8-K:

None.

(c)       Exhibits:  See Index to Exhibits on page 43.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKIE DESIGNS INC.

By:	/s/ Greg C. Mackie
Greg C. Mackie
Chairman of the Board

Date:	April 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 22, 2002.

Signature	Title

/s/ Greg C. Mackie	Chairman of the Board
Greg C. Mackie

/s/ James T. Engen	Chief Executive Officer and Director
James T. Engen

/s/ William A. Garrard	Vice President, Chief Financial Officer and Treasurer
William A. Garrard	(Principal Financial and Accounting Officer)

/s/ David M. Tully	Director
David M. Tully

/s/ Raymond B. Ferguson	Director
Raymond B. Ferguson

/s/ Gregory Riker	Director
Gregory Riker

/s/ C. Marcus Sorenson	Director
C. Marcus Sorenson

INDEX TO EXHIBITS

(Item 14c)

Exhibits	Description

*2.1	Plan of Merger of Mackie Designs Inc and Eastern Acoustic Works, Inc. dated October 2001.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 or Registration Statement filed under the Securities Act of 1933 on Form S–1, as amended, Registration No. 33–93514.

3.2	Restated Bylaws. Incorporated by reference to Exhibit 3.2 to Registration Statement filed under the Securities Act of 1933 on Form S–1, as amended, Registration No. 33–93514.

4.1	See Articles II, III and IV of Exhibit 3.1 and Sections 1, 5 and 9 of Exhibit 3.2 confirming the rights of the holders of Common Stock.

*10.1	Mackie Designs Inc. Third Amended and Restated 1995 Stock Option Plan.

10.2

Industrial Lease, dated December 15, 1994, by and between Mackie Holdings, L.L.C. and Mackie Designs Inc.  Incorporated by reference to Exhibit 10.3 to Registration Statement filed under the Securities Act of 1933 on Form S–1, as amended, Registration No. 33–93514.

*10.2.1	Amendment to Industrial Lease dated December 12, 2001 by and between Mackie Holdings, L.L.C. and Mackie Designs Inc.

10.3

Industrial Real Estate Lease dated April 28, 1995, by and between Intrawest Properties Partnership U.S. and Mackie Designs Inc.  Incorporated by reference to Exhibit 10.4 to Registration Statement filed under the Securities Act of 1933 on Form S–1, as amended, Registration No. 33–93514.

10.4

Mackie Sales Representative Agreement dated January 24, 1994, by and between Mackie Designs Inc. and C.M. Sorenson Co. dba Calwest Marketing So.  Incorporated by reference to Exhibit 10.5 to Registration Statement filed under the Securities Act of 1933 on Form S–1, as amended, Registration No. 33–93514.

10.4.1

Exhibit C to Mackie Sales Representative Agreement, dated January 24, 1994, by and between Mackie Designs Inc. and C. M. Sorenson Co. dba Calwest Marketing So.  Incorporated by reference to Exhibit 10.5A to Registration Statement filed under the Securities Act of 1933 on Form S–1, as amended, Registration No. 33–93514.

10.5

Mackie Designs Inc. 401(k) Profit Sharing Plan dated December 20, 1993.  Incorporated by reference to Exhibit 10.15 to Registration Statement filed under the Securities Act of 1933 on Form S–1, as amended, Registration No. 33–93514.

10.6

Credit Agreement dated June 18, 1998 between U.S. Bank National Association and Mackie Designs Inc. in the principal amount of $14,000,000.  Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 1998.

10.7

Acquisition Note dated June 18, 1998 made by Mackie Designs Inc. to the order of U.S. Bank National Association in the principal amount of $13,000,000. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 1998.

10.8

Revolving Note dated June 18, 1998 made by Mackie Designs Inc. to the order of U.S. Bank National Association in the amount of $5,000,000. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 1998.

10.9

Loan Agreement dated October 21, 1999 between James T. Engen and Mackie Designs, Inc. in the amount of $250,000.  Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 1999.

10.10

Stock Purchase and Sale Agreement between Mackie Designs Inc and Radio Cine Forniture (R.C.F.) S.p.A. consisting of letters dated November 9, 1997, April 30, 1998, June 25, 1998, and June 29, 1998. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated June 29, 1998.

10.11	Stock Purchase and Sale Agreement dated April 6, 2000 between the Company and Eastern Acoustic Works, Inc. Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K dated April 6, 2000.

10.12

Eighth Amendment dated August 31, 2001 to Credit Agreement dated June 29, 1998 between Mackie Designs Inc. and U.S. Bank National Association. Incorporated by reference to Exhibit 10.23 of Current Report on Form 8-K dated September 11, 2001.

10.13

Employment Agreement dated May 19, 1997 between William A. Garrard and Mackie Designs Inc. Incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q for the period ended June 30, 1997.

10.13.1

Second Amendment to Employment Agreement between William A. Garrard and Mackie Designs Inc dated September 28, 1999. Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 1999.

11.1

Computation of net income per share.  Incorporated by reference to the Notes to Consolidated Financial Statements in the Annual Report to Shareholders of Mackie Designs Inc. for the year ended December 31, 2001.

13.1	Annual Report to Shareholders of Mackie Designs Inc. for the year ended December 31, 2001.

*21.1	Subsidiaries of Mackie Designs Inc.

*23.1	Consent of KPMG LLP, Independent Auditors.

* Filed herewith