Form 10-Q
period 2002-03-31
MACKIE DESIGNS INC
filed 2002-05-15
CIK 946815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

(425) 487-4333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	12,439,022
Class	Number of Shares Outstanding
(as of March 31, 2002)

MACKIE DESIGNS INC.

FORM 10-Q

For the quarter ended March 31, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,198	$2,095
Accounts receivable, less allowance for doubtful accounts of $1,428 and $1,349, respectively	37,989	35,092
Income taxes receivable	90	1,305
Inventories	52,227	51,507
Prepaid expenses and other current assets	2,280	2,157
Deferred income taxes	5,461	5,315
Total current assets	99,245	97,471

Property, plant and equipment, net	24,603	25,671
Goodwill, net	18,820	19,360
Intangible assets, net	6,706	6,854
Investment in bonds	3,844	3,852
Other assets, net	793	756

Total assets	$154,011	$153,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$32,631	$35,395
Accounts payable	27,029	22,859
Accrued liabilities	11,653	11,009
Income taxes payable	949	968
Current portion of long-term debt	3,133	3,874
Total current liabilities	75,395	74,105

Long-term debt, excluding current portion	18,677	19,401
Employee and other liabilities	3,742	3,768
Deferred income taxes	3,593	3,880
Total liabilities	101,407	101,154

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock	28,951	28,691
Retained earnings	26,310	26,556
Accumulated other comprehensive loss	(2,657)	(2,437)
Total shareholders’ equity	52,604	52,810

Total liabilities and shareholders’ equity	$154,011	$153,964

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In thousands, except per share data

	Three months ended March 31,
	2002	2001

Net sales	$49,119	$57,208
Cost of sales	33,192	37,436
Gross profit	15,927	19,772

Operating expenses:
Selling, general and administrative	12,519	13,804
Research and development	2,635	2,949
	15,154	16,753
Operating income	773	3,019

Other income (expense):
Interest income	106	102
Interest expense	(1,085)	(1,458)
Other	(146)	(103)
	(1,125)	(1,459)

Income (loss) before income taxes	(352)	1,560

Income tax expense (benefit)	(106)	598

Net income (loss)	$(246)	$962

Basic and diluted net income (loss) per share	$(0.02)	$0.08

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands

	Three months ended March 31,
	2002	2001

Operating activities
Net income (loss)	$(246)	$962
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,840	2,051
Deferred stock compensation	260	177
Deferred income taxes	(60)	(144)
Changes in operating assets and liabilities:
Accounts receivable	(3,044)	(4,594)
Inventories	(1,090)	2,237
Prepaid expenses and other current assets	(129)	(226)
Other assets	(105)	693
Accounts payable and accrued expenses	5,117	450
Income taxes receivable and payable	1,214	740
Other long term liabilities	37	(82)
Cash provided by operating activities	3,794	2,264

Investing activities
Proceeds from sales of available-for-sale securities	—	515
Purchases of property, plant and equipment	(817)	(2,736)
Cash used in investing activities	(817)	(2,221)

Financing activities
Payments on long-term debt	(1,337)	(164)
Net proceeds (payments) of short-term borrowings	(2,519)	980
Proceeds from the exercise of stock options	—	—
Cash provided by (used in) financing activities	(3,856)	816

Effect of exchange rate changes on cash	(18)	(1,107)

Decrease in cash and cash equivalents	(897)	(248)

Cash and cash equivalents at beginning of period	2,095	3,838

Cash and cash equivalents at end of period	$1,198	$3,590

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Three months ended March 31, 2002

In thousands

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance at December 31, 2001	12,424	$28,691	$26,556	$(2,437)	$52,810
Exercise of stock options	15	—	—	—	—
Amortization of deferred stock compensation	—	260	—	—	260
Net loss	—	—	(246)	—	—
Foreign currency translation adjustment, net of tax	—	—	—	(220)	—
Comprehensive loss	—	—	—	—	(466)

Balance at March 31, 2002	12,439	$28,951	$26,310	$(2,657)	$52,604

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Mackie Designs Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial statements and include the accounts of Mackie Designs Inc. and its subsidiaries. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. In our opinion, all normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of future financial results.

2.  Net Income (Loss) Per Share

                The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2002 and 2001. Stock options representing 4,961,000 and 1,706,000 shares in 2002 and 2001, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive.

	2002	2001
	(in thousands, except for per share data)
Numerator:
Net income (loss)	$(246)	$962
Denominator:
Denominator for basic net income (loss) per share — weighted-average shares	12,429	12,372
Dilutive potential common shares from stock options	—	423
Denominator for diluted net income (loss) per share	12,429	12,795

Basic and diluted net income (loss) per share	$(0.02)	$0.08

3.       Comprehensive Income (Loss)

Comprehensive income (loss) for the three-month periods ended March 31, 2002 and 2001, is detailed below.

	2002	2001
	(in thousands, except for per share data)

Net income (loss)	$(246)	$962
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(220)	(1,178)
Comprehensive income (loss)	$(466)	$(216)

4.       Inventories

Inventories consisted of the following:

	March 31, 2002	December 31, 2001
	(in thousands)
Raw materials	$21,988	$17,506
Work in process	4,192	4,073
Finished goods	26,047	29,928
	$52,227	$51,507

5.       Goodwill and Intangible Assets

Intangible assets consist of the following:

	March 31, 2002	December 31, 2001
	(in thousands)
Developed technology	$6,180	$6,200
Trademark	1,380	1,380
	7,560	7,580
Less accumulated amortization	854	726
	$6,706	$6,854

In June 2001, the Financial Accounting Standards Board issued FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets,” which supercede Accounting Principles Board Opinion No. 17, “Intangible Assets.” FAS No.141 requires that all business combinations be accounted for under the purchase method. The statement also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill. FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangible assets are no longer amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than fair value.

We adopted FAS 142 on January 1, 2002. Accordingly, we reclassified an assembled workforce intangible asset with an unamortized balance of $1.1 million and a related deferred tax liability of $383,000 to goodwill on January 1, 2002. We have also reviewed the useful lives of our identifiable intangibles assets and determined that the original estimated lives remain appropriate. FAS 142 prescribes a two-phase process for impairment testing of goodwill and the timing of transitional impairment steps. The first phase, required to be completed by June 30, 2002, identifies indications of impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. We have not yet completed step one of the transitional impairment test, including the determination of whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. Effective January 1, 2002, we ceased amortization of goodwill. Prior to 2002, we amortized goodwill associated with our acquisitions over 10 - 20 years using the straight-line method. Identifiable intangibles are currently amortized, using the straight-line method, over 5 years for Mackie Belgium and 20 years for other acquisitions.

                Expected future amortization expense related to identifiable intangible assets is as follows:

(in thousands)
April 1 to December 31, 2002	$394
Year ending December 31, 2003	525
Year ending December 31, 2004	525
Year ending December 31, 2005	525
Year ending December 31, 2006	378

Summarized below are the effects on net income (loss) and net income (loss) per share data, if we had followed the amortization provisions of FAS 142 for the three-month periods ended March 31, 2002 and 2001.

	2002	2001
	(in thousands, except for per share data)
Net income (loss):
As reported	$(246)	$962
Add: goodwill and assembled workforce amortization, net of taxes	—	292
Adjusted net income (loss)	$(246)	$1,254

Basic and diluted net income (loss) per share:
As reported	$(0.02)	$0.08
Add: goodwill and assembled workforce amortization, net of taxes	—	0.02
Adjusted basic and diluted net income (loss) per share	$(0.02)	$0.10

6.             Debt

                Under the terms of our U.S. credit agreement, we must maintain certain financial ratios and tangible net worth.  The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. At March 31, 2002, we were out of compliance with one of our financial covenants and in April 2002 received a waiver from the lender. In April 2002, we entered into an agreement to revise the terms of both our bank line of credit and term loan in the U.S., which will result in the bank line of credit and the borrowings under the line increasing by approximately $10.0 million and an equal reduction of $10.0 million to the term loan. The result is a bank line of credit that provides up to $25.0 million of short-term borrowing subject to certain limitations. Additionally, the revised credit agreement includes a restructuring of the covenants. Both the line of credit and the term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangibles and patents.

The remaining term loan is divided into two components. The principal amount of the first component, Term Loan A is approximately $6.0 million. This will be payable at $100,000 per month plus interest at the bank’s prime rate or at LIBOR plus a specified margin. The principal amount of Term Loan B is approximately $8.6 million at March 31, 2002. Interest on this component is payable monthly and is calculated at the bank’s prime rate or at LIBOR plus a specified margin. A principal repayment in 2003 is calculated based upon our 2002 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and debt repayments. This amount is due in two equal payments in February and July 2003.  The renewal date for both components of the term loan is September 2003. Due to the uncertainty of the amount due in 2003, if any, for Term Loan B, the entire loan is considered long-term debt at March 31, 2002.

As a result of restructuring the line of credit and term loan, we have classified amounts related to these borrowings to reflect the new agreement.

7.             Segment Information

Business segments are identified using primarily geographic factors. The two reportable segments are U.S. operations and operations of Mackie Italy and other European subsidiaries. Both segments offer audio mixers, loudspeakers and other professional audio equipment. Sales between segments are made at prices consistent with rules and regulations of governing tax authorities. Operating income (loss) not assigned to a segment relates to profit recognized by the segments on intercompany sales that have not been resold to a non-affiliated customer. We have restated segment information for 2001 to reflect the current business segment structure. A summary of key financial data by segment is as follows:

	United States	Europe	Elimination of intercompany amounts	Total
	(in thousands)
Three months ended March 31, 2002:
Net sales, to external customers	$35,406	$13,713		$49,119
Net sales, intersegment	3,963	7,795	(11,758)	—
Operating income (loss)	1,127	(74)	(280)	773
Total assets	83,663	70,348		154,011

Three months ended March 31, 2001:
Net sales, to external customers	$39,147	$18,061		$57,208
Net sales, intersegment	7,093	7,413	(14,506)	—
Operating income	2,381	488	150	3,019
Total assets	90,362	72,218		162,580

Net assets of our foreign operations were approximately $10.4 million at March 31, 2002.

8. Contingencies

In April 2000, we acquired 100% of the capital stock of Eastern Acoustic Works, Inc. (EAW). We have subrogated claims asserted against us from insurance companies who paid claims made by EAW’s landlord and other tenants in the building who were affected by a fire started by a loaned employee in a portion of the building occupied by EAW in 1996. The range of potential loss ranges from $2.1 million to $2.9 million. We expect the Massachusetts Superior Court to set a date in the latter half of 2002 for a jury trial. We believe that these losses are not attributable to us under Massachusetts’s law and are vigorously defending the litigation. The claims of the other tenants have been covered by EAW’s insurance carrier. The ultimate resolution of this matter is not known at this time.  No provision has been made in our consolidated financial statements related to these claims.

We are also involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. This discussion contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning.

Our actual results could differ materially from those discussed here. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In April 2001, we acquired Mackie Design Engineering Services BVBA in Belgium (Mackie Belgium), formerly known as Sydec, for approximately $4.4 million. Mackie Belgium is a developer of products and services in the area of embedded electronics and software, networking, digital signal processing and Windows TM driver applications. The transaction was accounted for as a purchase business combination. Operations in 2002 include the results of operations for Mackie Belgium.

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

Results of Operations

Net sales decreased 14% to $49.1 million in the first quarter of 2002 from $57.2 million in the first quarter of 2001. The decrease related to lower volumes in both the U.S. and Europe resulting from the continuing economic slowdown. A price increase implemented for certain products during the first quarter slightly offset the decrease.

Gross margin decreased to 32.4% in the first quarter of 2002 from 34.6% in the first quarter of 2001. This decline was primarily due to the mix of products sold which included higher volumes of lower margin speaker products as compared to our higher margin compact mixer and digital products. In 2001, we began to transition the manufacture of certain of our product lines to offshore facilities and are continuing this transfer in 2002. Gross margin for the products manufactured offshore are greater than the gross margin for these products as they were previously built in the U.S. in 2001.

Selling, general and administrative expense decreased to $12.5 million or 25% of sales in the first quarter of 2002 from $13.8 million or 24% of sales in the first quarter of 2001. The decrease in absolute dollars reflects the cost cutting measures that were taken in the last half of 2001. Additionally, the first quarter of 2001 included amortization of goodwill and other intangible assets with indefinite lives totaling $320,000. FAS 142, which requires that assets with indefinite lives are no longer amortized but are tested at least annually for impairment, was adopted January 1, 2002.

Research and development expense decreased to $2.6 million in the first quarter of 2002 from $2.9 million in the corresponding period of 2001. As a percentage of sales, research and development expense remained constant at 5%. The decrease in absolute dollars resulted from certain headcount reductions in the U.S. in the last half of 2001 offset in part by the operations of Mackie Belgium which was acquired in April 2001. Research and development expenses from Mackie Belgium were $441,000 in 2002.

Net other expense was $1.1 million for 2002 as compared to $1.5 million in 2001. Included in this amount is interest expense which decreased to $1.1 million in the first quarter of 2002 from $1.5 million in the corresponding period of 2001. The decrease relates to both lower debt balances and lower interest rates in 2002 versus 2001.

Income tax benefit for the first quarter of 2002 was $106,000 representing an overall effective rate of 30.1% compared to $598,000 and 38.3% for the same period of 2001, respectively. We calculate the current tax rate based upon our estimate of the tax rate to be achieved for the full year.

Liquidity and Capital Resources

Cash provided by operating activities was $3.8 million in the first quarter of 2002 and $2.3 million in the first quarter of 2001. Net cash provided by operating activities in 2002 was primarily attributable to increases in short-term liabilities other than interest-bearing debt, offset by increases in accounts receivable and inventories. In 2001, cash was provided by net income and a decrease in inventories, offset by an increase in accounts receivable.

Cash used in investing activities was $817,000 for the first quarter of 2002 and $2.2 million for the first quarter of 2001. The cash flows used in investing activities in 2002 consisted entirely of purchases of property, plant and equipment, while purchases of property, plant and equipment for 2001 were $2.7 million.

Cash used in financing activities during the first quarter of 2002 was $3.9 million which reflects repayments of both long-term and short-term borrowings. In the first quarter of 2001, cash flows provided by financing activities primarily represents net proceeds from short-term borrowings.

                At March 31, 2002, we had a bank line of credit in the U.S. that provided up to $15.0 million of short-term borrowing subject to certain limitations. Additionally, the line of credit provided a $1.5 million guarantee on our debt in Italy. At March 31, 2002, there was $9.4 million outstanding on the line of credit and approximately $4.1 million available. Additionally, we had agreements with several banks in Italy that provide short-term credit facilities totaling approximately $25.7 million, subject to certain limitations. These limitations reduced the actual availability to approximately $16.6 million. At March 31, 2002, there was $13.2 million outstanding on these facilities and approximately $3.4 million available. Our U.S. credit agreement identifies certain financial covenants. At March 31, 2002, we were out of compliance with one of these covenants and in April 2002 received a waiver from the lender. Additionally, in April 2002, we entered into an agreement to revise the terms of both our bank line of credit and term loan which will result in the bank line of credit and the borrowings under the line increasing by approximately $10.0 million and an equal reduction of $10.0 million to the term loan. The result is a bank line of credit that provides up to $25.0 million of short-term borrowing subject to certain limitations. Under the terms of this U.S. credit agreement, we must maintain certain financial ratios and tangible net worth. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. Additionally, the revised credit agreement includes a restructuring of the covenants. The renewal date for the line of credit is April 2003. Both the line of credit and the term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangibles and patents.

The remaining term loan is divided into two components. The principal amount of the first component, Term Loan A is approximately $6.0 million. This will be payable at $100,000 per month plus interest at the bank’s prime rate or at LIBOR plus a specified margin. The principal amount of Term Loan B is approximately $8.6 million at March 31, 2002. Interest on this component is payable monthly and is calculated at the bank’s prime rate or at LIBOR plus a specified margin. A principal repayment in 2003 is calculated based upon our 2002 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and debt repayments. This amount is due in two equal payments in February and July 2003.  The renewal date for both components of the term loan is September 2003. Due to the uncertainty of the amount due in 2003, if any, for Term Loan B, the entire loan is considered long-term debt at March 31, 2002.

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

If we are less profitable than anticipated, we may not meet our new covenants. The term loan and line of credit may be callable under covenant provisions if we do not meet these covenants. Although there can be no assurance, we believe that we will be able to meet our financial covenants in the remainder of 2002 under the revised credit agreement. We believe that our existing cash and credit facilities, along with cash generated from operations will be sufficient to provide working capital to fund operations over the next twelve months.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets,” which supercede Accounting Principles Board Opinion No. 17, “Intangible Assets.” FAS No.141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria, as defined in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of FAS No. 142 apply to goodwill and intangible assets acquired before and after the statement’s effective date. We adopted the new standard as of January 1, 2002.  FAS 142 prescribes a two-phase process for impairment testing of goodwill and the timing of transitional impairment steps. The first phase, required to be completed by June 30, 2002, identifies indications of impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. We have not yet completed step one of the transitional impairment test, including the determination of whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

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

In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.” FAS No. 144 retains many of the fundamental provisions of FAS No. 121 and provides a single method of accounting for long-lived assets to be disposed of. We adopted the provisions of FAS No. 144 for the year beginning January 1, 2002. The adoption of the statement for long-lived assets held for use did not have a material impact on our financials statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however we did not have any material derivative financial instruments as of March 31, 2002.

At March 31, 2002, we had variable rate debt of approximately $52.3 million provided by U.S. and Italian banks. As such, changes in U.S. and European interest rates affect interest paid on debt and we are exposed to interest rate risk. In the quarter ended March 31, 2002, an increase in the average interest rate of 10% would result in an insignificant effect on our earnings. An increase in the average interest rate of 10% during the period ended March 31, 2001 also would result in an insignificant effect on our earnings for that period. The fair value of the variable rate debt approximates the carrying amount on the consolidated balance sheet at March 31, 2002.

The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. Dollar, and are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Additionally, a portion of sales from our U.S. entities is denominated in other than the U.S. Dollar. A 10% decrease in the value of the U.S. Dollar, throughout the three months ended March 31, 2002, would result in an approximately $545,000 decrease in loss before income taxes. A 10% decrease in the value of the U.S. Dollar, throughout the period ended March 31, 2001, would not have had a material effect on our earnings for that period.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

Mackie Designs Inc.
(Registrant)

Dated: May 15, 2002	By:	/s/ James T. Engen
James T. Engen
President, Chief Executive Officer and Director

Dated: May 15, 2002	By:	/s/ William A. Garrard
William A. Garrard
Vice President, Finance and Chief Financial Officer (Principal Financia land Accounting Officer)