Form 10-Q
period 2002-06-30
MACKIE DESIGNS INC
filed 2002-08-14
CIK 946815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	12,443,022
Class	Number of Shares Outstanding (as of June 30, 2002)

MACKIE DESIGNS INC.

FORM 10-Q

For the quarter ended June 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,193	$2,095
Accounts receivable, less allowance for doubtful accounts of $1,652 and $1,349, respectively	37,755	35,092
Income taxes receivable	—	1,305
Inventories	61,338	51,507
Prepaid expenses and other current assets	5,915	2,157
Deferred income taxes	5,461	5,315
Total current assets	113,662	97,471

Property, plant and equipment, net	24,905	25,671
Goodwill, net	20,525	19,360
Intangible assets, net	6,676	6,854
Other assets, net	1,262	4,608

Total assets	$167,030	$153,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$41,638	$35,395
Accounts payable	28,726	22,859
Accrued liabilities	11,088	11,009
Income taxes payable	1,575	968
Current portion of long-term debt	7,173	3,874
Total current liabilities	90,200	74,105

Long-term debt, excluding current portion	15,377	19,401
Employee and other liabilities	4,240	3,768
Deferred income taxes	3,519	3,880
Total liabilities	113,336	101,154

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock	29,180	28,691
Retained earnings	24,958	26,556
Accumulated other comprehensive loss	(444)	(2,437)
Total shareholders’ equity	53,694	52,810

Total liabilities and shareholders’ equity	$167,030	$153,964

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In thousands, except per share data

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net sales	$48,798	$54,046	$97,917	$111,253
Cost of goods sold	33,541	37,915	66,733	75,351
Gross profit	15,257	16,131	31,184	35,902

Operating expenses:
Selling, general and administrative	12,881	13,309	25,400	27,113
Research and development	2,866	3,300	5,501	6,249
Total operating expenses	15,747	16,609	30,901	33,362
Operating income (loss)	(490)	(478)	283	2,540

Other income (expense):
Interest income	84	100	190	202
Interest expense	(1,065)	(1,393)	(2,150)	(2,850)
Other	424	(790)	278	(893)
	(557)	(2,083)	(1,682)	(3,541)

Loss before income taxes	(1,047)	(2,561)	(1,399)	(1,001)

Income tax expense (benefit)	305	(764)	199	(166)

Net loss	$(1,352)	$(1,797)	$(1,598)	$(835)

Net loss per share	$(0.11)	$(0.15)	$(0.13)	$(0.07)

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands	Six months ended June 30,
	2002	2001
Operating activities
Net loss	$(1,598)	$(835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,727	3,967
Deferred stock compensation	489	453
Deferred income taxes	(84)	(128)
Changes in operating assets and liabilities:
Accounts receivable	(1,019)	(3,788)
Inventories	(7,041)	5,750
Prepaid expenses and other current assets	(82)	(137)
Other assets	(258)	(454)
Accounts payable and accrued expenses	3,959	(1,747)
Income taxes receivable and payable	1,752	(1,287)
Other long term liabilities	40	(241)
Cash provided by (used in) operating activities	(115)	1,553

Investing activities
Acquisition of business, net of cash acquired	—	(1,417)
Proceeds from sales of available-for-sale securities	—	515
Purchases of property, plant and equipment	(1,602)	(5,333)
Cash used in investing activities	(1,602)	(6,235)

Financing activities
Proceeds from long-term debt	—	2,035
Payments on long-term debt	(1,563)	(1,332)
Net proceeds of short-term borrowings	4,104	1,997
Cash provided by financing activities	2,541	2,700

Effect of exchange rate changes on cash	274	931

Increase (decrease) in cash and cash equivalents	1,098	(1,051)

Cash and cash equivalents at beginning of period	2,095	3,838

Cash and cash equivalents at end of period	$3,193	2,787

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Six months ended June 30, 2002

(Unaudited)

In thousands

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance at December 31, 2001	12,424	$28,691	$26,556	$(2,437)	$52,810
Exercise of stock options	19	—	—	—	—
Amortization of deferred stock compensation	—	489	—	—	489
Net loss	—	—	(1,598)	—	—
Foreign currency translation adjustment, net of tax	—	—	—	1,993	—
Comprehensive loss	—	—	—	—	395

Balance at June 30, 2002	12,443	$29,180	$24,958	$(444)	$53,694

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Mackie Designs Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial statements and include the accounts of Mackie Designs Inc. and its subsidiaries. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. In our opinion, all normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of future financial results.

2.  Net Loss Per Share

The following table sets forth the computation of net loss per share for the three-month and six-month periods ended June 30, 2002 and 2001. Stock options representing 4,852,000 shares in the three months and six months ended June 30, 2002 and 4,541,000 shares in the three months and six months ended June 30, 2001, were excluded from the calculation of diluted per share amounts because they are antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Numerator:
Net loss	$(1,352)	$(1,797)	$(1,598)	$(835)

Denominator:
Denominator for net loss per share – weighted average shares	12,441	12,373	12,435	12,373

Net loss per share	$(0.11)	$(0.15)	$(0.13)	$(0.07)

3.  Comprehensive Income (Loss)

Comprehensive income (loss) for the three-month and six-month periods ended June 30, 2002 and 2001, is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands)

Net loss	$(1,352)	$(1,797)	$(1,598)	$(835)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,213	(288)	1,993	(1,466)

Comprehensive income (loss)	$861	$(2,085)	$395	$(2,301)

4.  Inventories

Inventories consisted of the following:

	June 30, 2002	December 31, 2001
	(in thousands)
Raw materials	$24,147	$17,506
Work in process	4,768	4,073
Finished goods	32,423	29,928
	$61,338	$51,507

5.  Goodwill and Intangible Assets

Goodwill totals $20.5 million at June 30, 2002 of which approximately $6.2 million results from our acquisition of Mackie Designs (Italy) S.p.A. (Mackie Italy) in 1998, $3.4 million from the 2001 acquisition of Mackie Designs Engineering Services BVBA in Belgium (Mackie Belgium) and $10.9 from our North American acquisitions, primarily Eastern Acoustic Works (EAW), in 2000.

Intangible assets consist of the following:

	June 30, 2002	December 31, 2001
	(in thousands)
Developed technology	$6,315	$6,200
Trademark	1,380	1,380
	7,695	7,580
Less accumulated amortization	1,019	726
	$6,676	$6,854

In June 2001, the Financial Accounting Standards Board issued FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets,” which supercede Accounting Principles Board Opinion No. 17, “Intangible Assets.” FAS No.141 requires that all business combinations be accounted for under the purchase method. The statement also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill. FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and intangibles having an indefinite life. Under a non-amortization approach, goodwill and certain intangible assets are no longer amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than fair value.

We adopted FAS 142 on January 1, 2002. Accordingly, we reclassified an assembled workforce intangible asset with an unamortized balance of $1.1 million and a related deferred tax liability of $383,000 to goodwill on January 1, 2002. We have also reviewed the useful lives of our identifiable intangibles assets and determined that the original estimated lives remain appropriate. FAS 142 prescribes a two-phase process for impairment testing of goodwill and the timing of transitional impairment steps. The first phase identifies indications of impairment; while the second phase (if necessary), measures the impairment. We have completed step one of the transitional impairment test, and believe that a transitional impairment loss will be required to be recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. The second phase is required to be completed by December 31, 2002 and will measure the impairment. Effective January 1, 2002, we ceased amortization of goodwill. Prior to 2002, we amortized goodwill associated with our acquisitions over 10 - 20 years using the straight-line method. Identifiable intangibles are currently amortized, using the straight-line method, over 5 years for Mackie Belgium and 20 years for other acquisitions.

Expected future amortization expense related to identifiable intangible assets for the next five fiscal years is as follows:

(in thousands)
July 1 to December 31, 2002	$266
Year ending December 31, 2003	532
Year ending December 31, 2004	532
Year ending December 31, 2005	532
Year ending December 31, 2006	381

Summarized below are the effects on net loss and net loss per share, if we had followed the amortization provisions of FAS 142 for the three-month and six-month periods ended June 30, 2001.

	Three months ended June 30, 2001	Six months ended June 30, 2001
	(in thousands, except per share data)
Net loss:
As reported	$(1,797)	$(835)
Add: goodwill and assembled workforce amortization, net of taxes	378	669
Adjusted net loss	$(1,419)	$(166)

Net loss per share:
As reported	$(0.15)	$(0.07)
Add: goodwill and assembled workforce amortization, net of taxes	0.04	0.06
Adjusted net loss per share	$(0.11)	$(0.01)

Net income (loss) and income (loss) per share for the years ended December 31, 2001, 2000 and 1999 adjusted to exclude goodwill amortization expense are as follows:

	2001	2000	1999
	(in thousands, except per share data)
Net income (loss):
As reported	$(5,329)	$6,226	$3,257
Add: goodwill and assembled workforce amortization, net of taxes	1,431	966	442
Adjusted net income (loss)	$(3,898)	$7,192	$3,699

Basic net income (loss) per share:
As reported	$(0.43)	$0.51	$0.27
Add: goodwill and assembled workforce amortization, net of taxes	0.12	0.08	0.03
Adjusted basic net income (loss) per share	$(0.31)	$0.59	$0.30

Diluted net income (loss) per share:
As reported	$(0.43)	$0.49	$0.27
Add: goodwill and assembled workforce amortization, net of taxes	0.12	0.07	0.03
Adjusted diluted net income (loss) per share	$(0.31)	$0.56	$0.30

6.  Debt

In April 2002, we entered into an agreement with a U.S. bank to revise the terms of both our bank line of credit and term loan in the U.S. Under the terms of this agreement, we must maintain certain financial ratios and tangible net worth. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. The line of credit and term loans are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangibles and patents.

Our bank line of credit provides up to $25.0 million of short-term borrowing subject to certain limitations. There are two term loans. The original principal amount of Term Loan A was $6.0 million. This is payable at $100,000 per month beginning June 2002 plus interest at the bank’s prime rate or at LIBOR plus a specified margin. The principal amount of Term Loan B is $8.6 million at June 30, 2002. Interest on this loan is payable monthly and is calculated at the bank’s prime rate or at LIBOR plus a specified margin. A principal repayment due in 2003 is calculated based upon our 2002 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and debt repayments. This amount is due in two equal payments in February and July 2003. The renewal date for the term loans is September 2003. Due to the uncertainty of the amount due in 2003, if any, for Term Loan B, the entire loan is considered long-term debt at June 30, 2002.

7.  Segments and Geographic Information

Business segments were previously identified using primarily geographic factors. There have been continuing changes within the structure of our internal reporting that have caused the composition of these segments to change. As a result, we now have one segment. Major operations outside the U.S. include manufacturing facilities in Italy, and sales and support offices in Germany, Italy, the United Kingdom and France. The factory in Italy as well as third-party facilities in China produce certain products that are comparable to those produced in U.S. factories. Other functional operations are consolidated across the organization.

8.  Contingencies

In April 2000, we acquired 100% of the capital stock of EAW. We have subrogated claims asserted against us from insurance companies who paid claims made by EAW’s landlord and other tenants in the building who were affected by a fire started by a loaned employee in a portion of the building occupied by EAW in 1996. The range of potential loss ranges from $2.1 million to $2.9 million. We expect the Massachusetts Superior Court to set a date in the latter half of 2002 for a jury trial. We believe that these losses are not attributable to us under Massachusetts’s law and are vigorously defending the litigation. The claims of the other tenants have been covered by EAW’s insurance carrier. The ultimate resolution of this matter is not known at this time.  No provision has been made in our consolidated financial statements related to these claims.

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

In April 2001, we acquired Mackie Designs Engineering Services BVBA in Belgium (Mackie Belgium), formerly known as Sydec, for approximately $4.4 million. Mackie Belgium is a developer of products and services in the area of embedded electronics and software, networking, digital signal processing and Windows TM driver applications. The transaction was accounted for as a purchase business combination. Operations after April 2001 include the results of operations for Mackie Belgium.

Critical Accounting Policies and Estimates

We believe our policy on valuing inventory, including market value adjustments, is our most critical accounting policy. Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Included in our inventories balance are demonstration products used by our sales representatives and marketing department including finished goods that have been shipped to customers for evaluation. Market value adjustments are recorded for obsolete material, slow-moving product, service and demonstration products. We make judgments regarding the carrying value of our inventory based upon current market conditions. These conditions may change depending upon competitive product introductions, customer demand and other factors. If the market for our previously released products changes, we may be required to write down the cost of our inventory.

We assess the impairment of long-lived assets and enterprise goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Significant judgment is used in assessing factors which might trigger impairment including significant underperformance relative to expected operating results, significant changes in our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. In addition, we assess the useful lives of our long-lived assets and intangible assets which also requires judgment to determine what factors are present that would indicate a change in those useful lives.

Results of Operations

Net sales decreased during the second quarter of 2002 to $48.8 million, a decrease of 10% from $54.0 million in the comparable quarter of 2001. Net sales for the six months ended June 30, 2002 were $97.9 million, a decrease of 12% from $111.3 million during the six months ended June 30, 2001. The decrease in both periods is primarily due to lower sales volumes in both the U.S. and Europe resulting from the continuing general economic slowdown. A price increase implemented for certain products during the first quarter slightly offset the decrease.

Gross margin was $15.3 million or 31% of net sales for the quarter ended June 30, 2002 compared to $16.1 million or 30% of net sales for the same period in 2001. For the six months ended June 30, 2002, gross profit was $31.2 million or 32% of net sales compared to $35.9 million or 32% of net sales for the same period in 2001. The increase in gross margin percentage for the quarter relates primarily to greater sales of certain products that are manufactured in a third-party, offshore facility. In 2001, we began to transition the manufacture of certain of our product lines to offshore facilities and are continuing this transfer in 2002. Gross margin for the products manufactured offshore are greater than the gross margin for the same products previously built in the U.S. in 2001.

Selling, general and administrative expenses were $12.9 million or 26% of net sales for the second quarter of 2002 compared to $13.3 million or 25% for the second quarter of 2001. During the six months ended June 30, 2002, selling general and administrative expenses were $25.4 million or 26% of net sales compared to $27.1 million or 24% of net sales for the same period of 2001. For both periods, selling, general and administrative expenses decreased in absolute dollars, but increased as a percentage of net sales. The decrease in absolute dollars reflects in part the cost cutting measures that were taken in the last half of 2001 as well as lower costs, such as commissions that vary with sales. More significantly, the three months and six months ended June 30, 2001 included amortization of goodwill that totaled $378,000 and $669,000, respectively. FAS 142, which requires that assets with indefinite lives are no longer amortized but are tested at least annually for impairment, was adopted January 1, 2002.

Research and development expenses were $2.9 million for the second quarter of 2002 compared to $3.3 million for the second quarter of 2001. During the six months ended June 30, 2002, we incurred research and development expenses of $5.5 million compared to $6.2 million for the same period in 2001. As a percentage of sales, research and development expense has remained constant at 6%. The decrease in absolute dollars resulted from certain headcount reductions in the U.S. in the last half of 2001 offset in part by the operations of Mackie Belgium which was acquired in April 2001. Research and development expenses from Mackie Belgium were $594,000 and $1,035,000 for the three months and six months ended June 30, 2002.

Net other expense was $557,000 for the second quarter of 2002 as compared to $2.1 million in the second quarter of 2001. For the six months ended June 30, 2002 other expense was $1.7 million compared to $3.5 million for the comparable period of 2001. Included in this amount is interest expense which decreased to $1.1 million in the second quarter of 2002 from $1.4 million in the corresponding period of 2001. Interest expense for the six months ended June 30, 2002 decreased to $2.2 million from $2.9 million in the comparable period of 2001.The decrease relates to both lower debt balances and lower interest rates in 2002 versus 2001. Additionally, we have other income in the three-month and six-month periods ended June 30, 2002 relating to foreign exchange transaction gains and other expense in the three-month and six-month periods ended June 30, 2001 also relating to foreign exchange transactions.  The 2002 gains are due to the increase in the value of the Euro as compared to the U.S. dollar in the quarter ended June 30, 2002.

Income tax expense for the second quarter of 2002 was $305,000 compared to a benefit of $764,000 for the same period of 2001. Income tax expense for the six months ended June 30, 2002 was $199,000 compared to a benefit of $166,000 for the six months ended June 30, 2001. We are recording tax expense in 2002 on losses before income taxes for two reasons. First, we have incurred losses in certain countries where we are not able to record a tax benefit due to uncertainty about our ability to offset these losses with future earnings. Additionally, our operations in Italy are subject to two types of taxes. The first is assessed on earnings in Italy before provision for taxes at a statutory rate of 36%. The second is based on profits without allowances for personnel costs, interest expense and other items, and is assessed at a statutory rate of 4.25%. We are currently engaged in studies to determine tax savings opportunities with respect to foreign sales and may see a benefit from this in the third quarter of 2002. Irrespective of any savings, we expect that we will continue to show high income tax expenses throughout the remainder of 2002.

Liquidity and Capital Resources

Cash used in operating activities was $115,000 for the six months ended June 30, 2002. In the comparable period of 2001, cash provided by operations was $1.6 million. Net cash used in operating activities in 2002 was primarily attributable to increases in inventories and accounts receivable, offset by increases in accounts payable and accrued expenses and a decrease in income tax receivable. The primary reason for the growth in inventories was lower than anticipated sales. In 2001, cash was provided by a decrease in inventories, offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses and income taxes payable.

Cash used in investing activities was $1.6 million for the first six months of 2002 and $6.2 million for the first six months of 2001. The cash flows used in investing activities in 2002 consisted entirely of purchases of property, plant and equipment, while purchases of property, plant and equipment for 2001 were $5.3 million. $1.4 million was used in 2001 for the acquisition of Mackie Belgium.

Cash provided by financing activities during the six months ended June 30, 2002 was $2.5 million which reflects repayments of long-term debt and net proceeds from short-term borrowings. In the comparable period of 2001, cash flows provided by financing activities included both net proceeds from short-term borrowings as well as proceeds from long-term debt.

At June 30, 2002, we had a bank line of credit in the U.S. that provided up to $25.0 million of short-term borrowing subject to certain limitations which reduce actual availability to $24.3 million. This line of credit also provides an approximately $1.7 million guarantee on our debt in Italy. At June 30, 2002, there was $20.6 million outstanding on the line of credit and approximately $2.0 million available. Additionally, we had agreements with several banks in Italy that provide short-term credit facilities totaling approximately $27.9 million, subject to certain limitations. These limitations reduced the actual availability to approximately $22.0 million. At June 30, 2002, there was $20.8 million outstanding on these facilities and approximately $1.2 million available.

In April 2002, we entered into an agreement with our U.S. bank to revise the terms of both our bank line of credit and term loan in the U.S. Under the terms of this agreement, we must maintain certain financial ratios and tangible net worth. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. The line of credit and the term loans are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangibles and patents. The renewal date for the line of credit is April 2003 and the renewal date for the term loans is September 2003.

There are two term loans in the U.S. The original principal amount of Term Loan A was $6.0 million. This is payable at $100,000 per month beginning June 2002 plus interest at the bank’s prime rate or at LIBOR plus a specified margin. The principal amount of Term Loan B is $8.6 million at June 30, 2002. Interest on this loan is payable monthly and is calculated at the bank’s prime rate or at LIBOR plus a specified margin. A principal repayment in 2003 is calculated based upon our 2002 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and debt repayments. This amount is due in two equal payments in February and July 2003. Due to the uncertainty of the amount due in 2003, if any, for Term Loan B, the entire loan is considered long-term debt at June 30, 2002. There are other bank term loans and notes in Italy totaling $7.9 million at June 30, 2002. Specific assets of Mackie Italy secure certain of these loans. Of this Italian debt, approximately $5.9 million is due within the next twelve months, the majority of which is secured by zero coupon bonds which have a maturity date consistent with the debt payment due date.

We have taken various actions to ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. During the third and fourth quarters of 2001, these measures included layoffs, salary reductions, office closures and reduction of capital expenditures. We will continue to focus on increased management controls over expenditures and attempt to reduce costs of sales by improving our methods of product sourcing. Finally, we are pursuing a variety of alternative financing sources, including possible equity investment and/or divestiture of certain operating assets.

We must achieve a certain level of profitability to meet our financial covenants and there is no assurance that we will do so. The term loans and line of credit may be callable under covenant provisions if we do not meet these covenants. This may have a significant adverse effect on liquidity. While there is no assurance, we believe that our existing cash and credit facilities, along with cash generated from operations will be sufficient to provide working capital to fund operations over the next twelve months.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. FAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between FAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. FAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. FAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged.

In April 2002, the FASB issued FAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections.” FAS 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. The provisions of FAS No. 145 related to the rescission of FAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and will become effective for Mackie commencing in 2003. The provisions of FAS No. 145 related to the rescission of FAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of FAS No. 145 are effective for financial statements issued on or after May 15, 2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

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

In June 2001, the Financial Accounting Standards Board issued FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets,” which supercede Accounting Principles Board Opinion No. 17, “Intangible Assets.” FAS No.141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria, as defined in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of FAS No. 142 apply to goodwill and intangible assets acquired before and after the statement’s effective date. We adopted the new standard as of January 1, 2002.  FAS 142 prescribes a two-phase process for impairment testing of goodwill and the timing of transitional impairment steps. The first phase identifies indications of impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. We have completed step one of the transitional impairment test, and believe that a transitional impairment loss will be required to be recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however we did not have any material derivative financial instruments as of June 30, 2002.

At June 30, 2002, we had variable rate debt of approximately $62.5 million provided by U.S. and Italian banks. As such, changes in U.S. and European interest rates affect interest paid on debt and we are exposed to interest rate risk. In the six months ended June 30, 2002, an increase in the average interest rate of 10% would have resulted in an approximately $191,000 increase in net loss before income taxes. The fair value of the variable rate debt approximates the carrying amount on the consolidated balance sheet at June 30, 2002.

The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. Dollar, and are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Additionally, a portion of sales from our U.S. entities is denominated in other than the U.S. Dollar. A 10% decrease in the value of the U.S. Dollar, throughout the six months ended June 30, 2002, would have resulted in an approximately $567,000 increase in net loss before income taxes.

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

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holder

At its annual meeting on May 15, 2002, duly called and with proxies solicited, 12,297,913 shares were represented in person or by proxy constituting 98.87 percent of the outstanding shares. There were 12,439,022 shares of the Company’s common stock outstanding and entitled to vote at the annual meeting.

Two directors were reelected to the Board of Directors, each to hold office for three-year terms. The nominees received the following votes (there were no broker non-votes):

Nominee	Number of Votes For	Number of Votes Withheld
James T. Engen	12,223,507	74,406
David M. Tully	12,275,877	22,036

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1 Amended and Restated Credit Agreement between U.S. Bank National Association and Mackie Designs Inc. dated as of April 30, 2002

10.2 Revolving Note between U.S. Bank National Association and Mackie Designs Inc. dated as of April 30, 2002

10.3 Term Note A Note between U.S. Bank National Association and Mackie Designs Inc. dated as of April 30, 2002

10.4 Term Note B Note between U.S. Bank National Association and Mackie Designs Inc. dated as of April 30, 2002

99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350

99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mackie Designs Inc.
(Registrant)

Dated: August 14, 2002	By:	/s/ James T. Engen
James T. Engen President, Chief Executive Officer and Director

Dated: August 14, 2002	By:	/s/ William A. Garrard
William A. Garrard Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)