Form 10-Q
period 2002-09-30
MACKIE DESIGNS INC
filed 2002-11-14
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	12,555,622
Class	Number of Shares Outstanding
(as of September 30, 2002)

MACKIE DESIGNS INC.

FORM 10-Q

For the quarter ended September 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,495	$2,095
Accounts receivable, less allowance for doubtful accounts of $2,874 and $1,349, respectively	35,742	35,092
Income taxes receivable	2,531	1,305
Inventories	60,504	51,507
Prepaid expenses and other current assets	5,670	2,157
Deferred income taxes	5,099	5,315
Total current assets	113,041	97,471

Property, plant and equipment, net	23,873	25,671
Goodwill, net	20,535	19,360
Intangible assets, net	6,532	6,854
Other assets, net	1,236	4,608

Total assets	$165,217	$153,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$45,516	$35,395
Accounts payable	25,855	22,859
Accrued liabilities	10,626	11,009
Income taxes payable	1,244	968
Long-term debt callable under covenant provisions	14,232	—
Current portion of long-term debt	5,885	3,874
Total current liabilities	103,358	74,105

Long-term debt, excluding current portion	2,020	19,401
Employee and other liabilities	4,216	3,768
Deferred income taxes	2,895	3,880
Total liabilities	112,489	101,154

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock	29,333	28,691
Retained earnings	24,024	26,556
Accumulated other comprehensive loss	(629)	(2,437)
Total shareholders’ equity	52,728	52,810

Total liabilities and shareholders’ equity	$165,217	$153,964

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In thousands, except per share data

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net sales	$46,404	$48,431	$144,321	$159,684
Cost of goods sold	32,987	36,918	99,720	112,269
Gross profit	13,417	11,513	44,601	47,415

Operating expenses:
Selling, general and administrative	13,776	12,346	39,176	39,458
Research and development	2,665	2,936	8,166	9,185
Total operating expenses	16,441	15,282	47,342	48,643
Operating loss	(3,024)	(3,769)	(2,741)	(1,228)

Other income (expense):
Interest income	90	71	280	274
Interest expense	(891)	(1,185)	(3,041)	(4,036)
Other	8	325	286	(568)
	(793)	(789)	(2,475)	(4,330)

Loss before income taxes	(3,817)	(4,558)	(5,216)	(5,558)

Income tax benefit	(2,883)	(723)	(2,684)	(889)

Net loss	$(934)	$(3,835)	$(2,532)	$(4,669)

Net loss per share	$(0.07)	$(0.31)	$(0.20)	$(0.38)

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands

	Nine months ended September 30,
	2002	2001

Operating activities
Net loss	$(2,532)	$(4,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,506	6,118
Deferred stock compensation	641	702
Deferred income taxes	(315)	(1,169)
Changes in operating assets and liabilities:
Accounts receivable	997	183
Inventories	(6,644)	9,735
Prepaid expenses and other current assets	12	(291)
Other assets	(247)	219
Accounts payable and accrued expenses	2,113	392
Income taxes receivable and payable	(1,064)	(1,247)
Other long term liabilities	52	(97)
Cash provided by (used in) operating activities	(1,481)	9,876

Investing activities
Acquisition of business, net of cash acquired	—	(1,899)
Proceeds from sales of available-for-sale securities	—	515
Purchases of property, plant and equipment	(2,317)	(7,256)
Cash used in investing activities	(2,317)	(8,640)

Financing activities
Proceeds from long-term debt	—	2,281
Payments on long-term debt	(1,918)	(3,099)
Net proceeds of short-term borrowings	8,074	431
Payments on debt from acquisition of business	(1,193)	—
Net proceeds from exercise of stock options	1	—
Cash provided by (used in) financing activities	4,964	(387)

Effect of exchange rate changes on cash	234	(911)

Increase (decrease) in cash and cash equivalents	1,400	(62)

Cash and cash equivalents at beginning of period	2,095	3,838

Cash and cash equivalents at end of period	$3,495	$3,776

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

Nine months ended September 30, 2002

(Unaudited)

In thousands

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Common Stock
	Shares	Amount

Balance at December 31, 2001	12,424	$28,691	$26,556	$(2,437)	$52,810
Exercise of stock options	132	1	—	—	1
Amortization of deferred stock compensation	—	641	—	—	641
Net loss	—	—	(2,532)	—	—
Foreign currency translation adjustment, net of tax	—	—	—	1,808	—
Comprehensive loss	—	—	—	—	(724)

Balance at September 30, 2002	12,556	$29,333	$24,024	$(629)	$52,728

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Mackie Designs Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial statements and include the accounts of Mackie Designs Inc. and its subsidiaries, all of which are wholly-owned. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. In our opinion, all normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of future financial results.

2.  Net Loss Per Share

The following table sets forth the computation of net loss per share for the three-month and nine-month periods ended September 30, 2002 and 2001. Stock options representing 4,143,000 shares in the three-month and nine-month periods ended September 30, 2002 and 4,646,000 shares in the three-month and nine-month periods ended September 30, 2001, were excluded from the calculation of diluted per share amounts because they are antidilutive.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Numerator:
Net loss	$(934)	$(3,835)	$(2,532)	$(4,669)

Denominator:
Denominator for net loss per share – weighted average shares	12,528	12,399	12,466	12,382

Net loss per share	$(0.07)	$(0.31)	$(0.20)	$(0.38)

3.  Comprehensive Loss

Comprehensive loss for the three-month and nine-month periods ended September 30, 2002 and 2001, is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)

Net loss	$(934)	$(3,835)	$(2,532)	$(4,669)
Other comprehensive income (loss):
Foreign currency translation adjustments	(185)	668	1,808	(798)

Comprehensive loss	$(1,119)	$(3,167)	$(724)	$(5,467)

4.  Inventories

Inventories consisted of the following:

	September 30, 2002	December 31, 2001
	(in thousands)
Raw materials	$25,952	$17,506
Work in process	5,393	4,073
Finished goods	29,159	29,928
	$60,504	$51,507

5.  Goodwill and Intangible Assets

Goodwill totals $20.5 million at  September 30, 2002 of which approximately $6.2 million results from our acquisition of Mackie Designs (Italy) S.p.A. (Mackie Italy) in 1998, $3.4 million from the 2001 acquisition of Mackie Designs Engineering Services BVBA in Belgium (Mackie Belgium) and $10.9 from our North American acquisitions, primarily Eastern Acoustic Works, Inc. (EAW), in 2000.

Intangible assets consist of the following:

	September 30, 2002	December 31, 2001
	(in thousands)
Developed technology	$6,306	$6,200
Trademark	1,380	1,380
	7,686	7,580
Less accumulated amortization	1,154	726
	$6,532	$6,854

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

We adopted FAS 142 on January 1, 2002. Accordingly, we reclassified an assembled workforce intangible asset with an unamortized balance of $1.1 million and a related deferred tax liability of $383,000 to goodwill on January 1, 2002. We have also reviewed the useful lives of our identifiable intangible assets and determined that the original estimated lives remain appropriate. FAS 142 prescribes a two-phase process for impairment testing of goodwill and the timing of transitional impairment steps. The first phase identifies indications of impairment; while the second phase (if necessary), measures the impairment. We have completed step one of the transitional impairment test, and believe that a transitional impairment loss associated with our European segment will be required to be recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. The second phase is required to be completed by December 31, 2002 and will measure the impairment. Additionally, an annual impairment review will be completed during the fourth quarter of 2002.

Effective January 1, 2002, we ceased amortization of goodwill. Prior to 2002, we amortized goodwill associated with our acquisitions over 10 - 20 years using the straight-line method. Identifiable intangibles are currently amortized, using the straight-line method, over 5 years for Mackie Belgium and 20 years for other acquisitions.

Expected future amortization expense related to identifiable intangible assets for the next five fiscal years is as follows:

(in thousands)
October 1 to December 31, 2002	$133
Year ending December 31, 2003	532
Year ending December 31, 2004	532
Year ending December 31, 2005	532
Year ending December 31, 2006	381

Summarized below are the effects on net loss and net loss per share, if we had followed the amortization provisions of FAS 142 for the three-month and nine-month periods ended September 30, 2001.

	Three months ended September 30, 2001	Nine months ended September 30, 2001
	(in thousands, except per share data)
Net loss:
As reported	$(3,835)	$(4,669)
Add: goodwill and assembled workforce amortization, net of taxes	378	1,047
Adjusted net loss	$(3,457)	$(3,622)

Net loss per share:
As reported	$(0.31)	$(0.38)
Add: goodwill and assembled workforce amortization, net of taxes	0.03	0.09
Adjusted net loss per share	$(0.28)	$(0.29)

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

6.  Financing

We have a credit agreement with a U.S. bank covering a revolving bank line of credit and two term loans. Under the terms of this agreement, we must maintain certain financial ratios and tangible net worth. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. The line of credit and term loans are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangibles and patents.

The revolving bank line of credit provides up to $25.0 million of short-term borrowing subject to certain limitations. This line of credit also provides a guarantee of approximately $1.8 million of certain of our debt in Italy. At September 30, 2002 there was $20.6 million outstanding on the line of credit and approximately $2.6 million available. The renewal date for the line of credit is April 2003.

There are two term loans. The Term Loan A principal balance is $5.6 million at September 30, 2002 payable at $100,000 per month plus interest at the bank’s prime rate or at LIBOR plus a specified margin. The principal amount of Term Loan B is $8.6 million at September 30, 2002. Interest on this loan is payable monthly and is calculated at the bank’s prime rate plus a specified margin. A principal repayment due in 2003 is calculated based upon our 2002 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and debt repayments. This amount is due in two equal payments in February and July 2003. The renewal date for the term loans is September 2003.

At September 30, 2002, we were out of compliance with certain of our financial covenants. We were out of compliance with certain of these covenants in 2001 and the first quarter of 2002 but were able to restructure the covenants and receive waivers for these violations. The lender can declare an event of default, which would allow it to accelerate payment of all amounts due under the credit agreement. Additionally, this non-compliance may result in higher interest costs and/or other fees. We are highly leveraged and would be unable to pay the accelerated amounts that would become immediately due and payable if a default is declared. As a result of this non-compliance, the total of Term Loans A and B is classified as a current liability under the caption, “Long-term debt callable under covenant provisions.”

We have taken various actions to ensure our ongoing ability to cover scheduled debt servicing payments. In the third and fourth quarters of 2001 we laid off some of our personnel and closed certain facilities. There have been additional headcount reductions in the third quarter of 2002 and we expect more to be incurred in the remainder of the year. Throughout 2002, we have maintained close controls over capital expenditures. Finally, we are pursuing a variety of alternative financing sources, including loan restructuring, possible equity investment and/or divestiture of certain operating assets.

If management controls over spending are successful and costs of sales and overhead costs reduced to levels consistent with our sales, we believe that our cash and available credit facilities, along with cash generated from operations will be sufficient to provide working capital to fund operations over the next twelve months. Although there is no assurance, additional credit facilities may be available from our existing lender or from other sources.

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

8.  Contingencies

In April 2000, we acquired 100% of the capital stock of Eastern Acoustic Works, Inc. (EAW). We have subrogated claims asserted against us from insurance companies who paid claims made by EAW’s landlord and other tenants in the building who were affected by a fire started by a loaned employee in a portion of the building occupied by EAW in 1996. The range of potential loss ranges from $2.1 million to $2.9 million. The Massachusetts Superior Court has set a date for trial in July 2003. We believe that these losses are not attributable to us under Massachusetts’ law and are vigorously defending the litigation. The claims of the other tenants have been covered by EAW’s insurance carrier. The ultimate resolution of this matter is not known at this time.  No provision has been made in our consolidated financial statements related to these claims.

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

We assess the impairment of long-lived assets and enterprise goodwill in the fourth quarter of the year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Significant judgment is required in assessing factors which might trigger impairment including significant underperformance relative to expected operating results, significant changes in our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. We believe that a transitional impairment loss on our enterprise goodwill will be required to be recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. This will be recorded in the fourth quarter. In addition, we assess the useful lives of our long-lived assets and intangible assets which also requires judgment to determine what factors are present that would indicate a change in those useful lives.

Results of Operations

Net sales during the third quarter of 2002 were $46.4 million, a decrease of 4% from $48.4 million in the comparable quarter of 2001. Net sales for the nine months ended September 30, 2002 were $144.3 million, a decrease of 10% from $159.7 million during the nine months ended September 30, 2001. The decrease in both periods is primarily due to lower sales volumes in both the U.S. and Europe resulting from the continuing general economic slowdown. A price increase implemented for certain products during the first quarter slightly offset the decrease for the nine-month period.

Gross margin was $13.4 million or 29% of net sales for the quarter ended September 30, 2002 compared to $11.5 million or 24% of net sales for the same period in 2001. For the nine months ended September 30, 2002, gross profit was $44.6 million or 31% of net sales compared to $47.4 million or 30% of net sales for the same period in 2001. The increase in gross margin percentage for the quarter relates in part to greater sales of certain products that are manufactured in a third-party, offshore facility. At the end of 2001, we began to transition the manufacture of certain of our product lines to offshore facilities and are continuing this transfer in 2002. Additionally, the lower gross margins in both the three-month and nine-month periods ended September 30, 2001 reflect certain inventory adjustments in our Italian operation which were incurred in the third quarter of 2001. Gross margin for the quarter ended September 30, 2002 was lower than in previous quarters of 2002 due to excess capacity created in our Italian factory as a result of the scheduled summer shutdown and in the Woodinville factory due both to sluggish sales and to the ongoing transition of product mentioned above.  Additionally in the third quarter of 2002 we recorded an inventory adjustment of approximately $550,000 associated with the discontinuation of one of our older product lines.

Selling, general and administrative expenses were $13.8 million or 30% of net sales for the third quarter of 2002 compared to $12.3 million or 25% for the third quarter of 2001. During the nine months ended September 30, 2002, selling general and administrative expenses were $39.2 million or 27% of net sales compared to $39.4 million or 25% of net sales for the same period of 2001.  The change in the third quarter of 2002 has several components. First, we increased our allowance for doubtful accounts receivable by approximately $1.0 million during the quarter. The largest portion of this related to the bankruptcy filing of one of our largest U.S. customers. We expect that the bankruptcy of this retail customer and liquidation of its inventory may depress sales in the fourth quarter, but not by a significant amount, as end-user demand should not be affected. Second, we incurred certain professional fees during the quarter relating to certain tax services performed during the quarter. The tax benefits associated with this work are included as an element of our income tax benefit. Finally, the three months and nine months ended September 30, 2001 included amortization of goodwill that totaled $406,000 and $1,132,000, respectively. FAS 142, which requires that assets with indefinite lives are no longer amortized but are tested at least annually for impairment, was adopted January 1, 2002.

Research and development expenses were $2.7 million for the third quarter of 2002 compared to $2.9 million for the comparable quarter of 2001. During the nine months ended September 30, 2002, we incurred research and development expenses of $8.2 million compared to $9.2 million for the same period in 2001. As a percentage of sales, research and development expense has remained constant at 6%. The decrease in absolute dollars resulted from certain headcount reductions in the U.S. in the last half of 2001 offset in part by the operations of Mackie Belgium which was acquired in April 2001.

Net other expense was $793,000 for the third quarter of 2002 as compared to $789,000 in the third quarter of 2001. For the nine months ended September 30, 2002 other expense was $2.5 million compared to $4.3 million for the comparable period of 2001. Included in this amount is interest expense which decreased to $900,000 in the third quarter of 2002 from $1.2 million in the corresponding period of 2001. Interest expense for the nine months ended September 30, 2002 decreased to $3.0 million from $4.0 million in the comparable period of 2001.The decrease relates to lower interest rates in 2002 versus 2001. Additionally, we have other income in the three-month and nine-month periods ended September 30, 2002 relating to foreign exchange transaction gains. The three-month and nine-month periods of 2001 show $325,000 income and $568,000 expense, respectively also relating to foreign exchange transactions.  The 2002 gains are due to the increase in the value of the Euro as compared to the U.S. dollar.

Income tax benefit for the third quarter of 2002 was $2.9 million compared to a benefit of $723,000 for the same period of 2001. Income tax benefit for the nine months ended September 30, 2002 was $2.7 million compared to a benefit of $889,000 for the nine months ended September 30, 2001. The benefit for the third quarter of 2002 is comprised of several factors. We have estimated benefits to be received or taxes to be paid in various tax jurisdictions for the full year and have calculated an effective tax benefit rate for the year of 28% to be recorded on the loss to date. Additionally in the quarter we have recorded approximately $1.2 million of tax benefit associated with tax filings made in the U.S. which increase tax savings associated with foreign activities.

Liquidity and Capital Resources

Cash used in operating activities was $1.5 million for the nine months ended September 30, 2002. In the comparable period of 2001, cash provided by operations was $9.9 million. Net cash used in operating activities in 2002 was primarily attributable to the net loss and increases in inventories, offset by increases in accounts payable and accrued expenses. The primary reason for the growth in inventories is lower than anticipated sales. In 2001, cash was provided primarily by a decrease in inventories.

Cash used in investing activities was $2.3 million for the first nine months of 2002 and $8.6 million for the first nine months of 2001. The cash flows used in investing activities in 2002 included purchases of property, plant and equipment of $2.3 million, while purchases of property, plant and equipment for 2001 were $7.3 million. Payments for the acquisition of Mackie Belgium are scheduled from the closing of the transaction in April 2001 through December 2002. Payments made under this schedule of $1.9 million in 2001 are reflected as acquisition of business in the Condensed Consolidated Statements of Cash Flows.

Cash provided by financing activities during the nine months ended September 30, 2002 was $5.0 million. $8.1 million in 2002 represents net proceeds from short-term borrowings; repayments of long-term debt were $1.9 million. Continuing payments in 2002 for the acquisition of Mackie Belgium total $1.2 million. In the comparable period of 2001, cash flows used in financing activities included net proceeds from short-term borrowings as well as proceeds from long-term debt, offset by payments on long-term debt.

We have a credit agreement with a U.S. bank covering a revolving bank line of credit and two term loans. Under the terms of this agreement, we must maintain certain financial ratios and tangible net worth. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. The line of credit and term loans are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangibles and patents. Additionally, we have agreements with several banks in Italy that provide short-term credit facilities totaling approximately $27.1 million, subject to certain limitations. These limitations reduced the actual availability to approximately $24.4 million. At September 30, 2002, there was $24.4 million outstanding on these facilities.

Our U.S. bank line of credit provides up to $25.0 million of short-term borrowing subject to certain limitations. This line of credit also provides a guarantee of approximately $1.8 million of certain of our debt in Italy. At September 30, 2002 there was $20.6 million outstanding on the line of credit and approximately $2.6 million available. The renewal date for the line of credit is April 2003.

There are two U.S. term loans. The Term Loan A principal balance is $5.6 million at September 30, 2002 payable at $100,000 per month plus interest at the bank’s prime rate or at LIBOR plus a specified margin. The principal amount of Term Loan B is $8.6 million at September 30, 2002. Interest on this loan is payable monthly and is calculated at the bank’s prime rate plus a specified margin. A principal repayment due in 2003 is calculated based upon our 2002 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and debt repayments. This amount is due in two equal payments in February and July 2003. The renewal date for the term loans is September 2003. There are other bank term loans and notes in Italy totaling $7.8 million at September 30, 2002. Specific assets of Mackie Italy secure certain of these loans. Of this Italian debt, approximately $5.9 million is due within the next twelve months, the majority of which is secured by zero coupon bonds which have a maturity date consistent with the debt payment due date.

At September 30, 2002, we were out of compliance with certain of the financial covenants of our credit agreement with the U.S. bank. We were out of compliance with certain of these covenants in 2001 and the first quarter of 2002 but were able to restructure the covenants and receive waivers for these violations. The lender can declare an event of default, which would allow it to accelerate payment of all amounts due under the credit agreement. Additionally, this non-compliance may result in higher interest costs and/or other fees. We are highly leveraged and would be unable to pay the accelerated amounts that would become immediately due and payable if a default is declared. As a result of this non-compliance, the total of Term Loans A and B is classified as a current liability under the caption, “Long-term debt callable under covenant provisions.”

We have taken various actions to ensure our ongoing ability to cover scheduled debt servicing payments. In the third and fourth quarters of 2001 we laid off some of our personnel and closed certain facilities. There have been additional headcount reductions in the third quarter of 2002 and we expect more to be incurred in the remainder of the year. Throughout 2002, we have maintained close controls over capital expenditures. Finally, we are pursuing a variety of alternative financing sources, including loan restructuring, possible equity investment and/or divestiture of certain operating assets.

If management controls over spending are successful and costs of sales and overhead costs reduced to levels consistent with our sales, we believe that our cash and available credit facilities, along with cash generated from operations will be sufficient to provide working capital to fund operations over the next twelve months. Although there is no assurance, additional credit facilities may be available from our existing lender or from other sources.

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

In April 2002, the FASB issued FAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections.” FAS 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. The provisions of FAS No. 145 related to the rescission of FAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and will become effective for Mackie commencing in 2003. The provisions of FAS No. 145 related to the amendment of FAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of FAS No. 145 are effective for financial statements issued on or after May 15, 2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however we did not have any derivative financial instruments as of September 30, 2002.

At September 30, 2002, we had variable rate debt of approximately $66.6 million provided by U.S. and Italian banks. As such, changes in U.S. and European interest rates affect interest paid on debt and we are exposed to interest rate risk. In the nine months ended September 30, 2002, an increase in the average interest rate of 10%, i.e. from 6% to 6.6%, would have resulted in an approximately $288,000 increase in net loss before income taxes. The fair value of the variable rate debt approximates the carrying amount on the consolidated balance sheet at September 30, 2002.

The assets and liabilities of our non-U.S. subsidiaries, have functional currencies other than the U.S. Dollar, and are translated into U.S. Dollars at exchange rates in effect at the balance sheet date.  These subsidiaries are primarily located in western Europe, the functional currency of which is the Euro. Income and expense items are translated at the average exchange rates prevailing during the period. Additionally, a portion of sales from our U.S. entity is denominated in other than the U.S. Dollar. A 10% decrease in the value of the U.S. Dollar compared to the functional currencies of our non-U.S. subsidiaries, throughout the nine months ended September 30, 2002, would have resulted in an approximately $976,000 increase in net loss before income taxes.

Item 4.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer have reviewed, as of a date within 90 days of the date of filing of this Quarterly Report, the disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c). Based on that evaluation, such officers have concluded that, as of the evaluation date, the disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report. There have been no significant changes in the internal controls, or in other factors that could significantly affect such internal controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We have subrogated claims asserted against us from insurance companies who paid claims made by EAW’s landlord and other tenants in the building who were affected by a fire started by a loaned employee in a portion of the building occupied by EAW in 1996. The range of potential loss ranges from $2.1 million to $2.9 million. The Massachusetts Superior Court has set a date for trial in July 2003. We believe that these losses are not attributable to us under Massachusetts’ law and are vigorously defending the litigation. The claims of the other tenants have been covered by EAW’s insurance carrier. The ultimate resolution of this matter is not known at this time.  No provision has been made in our consolidated financial statements related to these claims.

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

None.

Item 5. Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

3.2                     Restated Bylaws, as amended August 30, 2002.

99.1               Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2               Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

The Company filed three reports on Form 8-K during the third quarter of 2002. The report dated September 3, 2002 announced the appointment of Gregory W. Riker as Chairman of the Board of Directors. The report dated September 6, 2002 announced the appointment of Paul Gallo and Kenneth A. Williams as directors and the resignations of C. Marcus Sorenson and David M. Tully as directors. The report dated September 9, 2002 announced the appointment of Jon W. Gacek as director and Chairman of the Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mackie Designs Inc.
(Registrant)

Dated: November 14, 2002	By:	/s/ James T. Engen
James T. Engen
President, Chief Executive Officer and Director

Dated: November 14, 2002	By:	/s/ William A. Garrard
William A. Garrard
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, James T. Engen, certify that:

(1)          I have reviewed this quarterly report on Form 10-Q of Mackie Designs Inc;

(2)          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)          The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ James T. Engen
James T. Engen
President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, William A. Garrard, hereby certify that:

(1)          I have reviewed this quarterly report on Form 10-Q of Mackie Designs Inc;

(2)          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)          The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ William A. Garrard
William A. Garrard
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)