Form 10-K
period 2002-12-31
MACKIE DESIGNS INC
filed 2003-04-16
CIK 946815

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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
(Registrant's telephone number, including area code: (425) 487-4333
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock—no par value (Title of each class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        On June 28, 2002, 12,443,022 shares of common stock were outstanding, and the aggregate market value of those shares (based upon the closing price as reported by NASDAQ) held by non-affiliates was approximately $10,460,616.

        On March 31, 2003. 19,499,969 shares of common stock were outstanding.

        Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders have been incorporated by reference into Part III of the Annual Report on Form 10-K.

MACKIE DESIGNS INC.

FORM 10-K
For the Year Ended December 31, 2002

PART I

Item 1. Business

        Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2002 contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Such forward-looking statements include among others, those statements including the words "expect," "anticipate," "intend," "believe" and similar expressions. Actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include but are not limited to the risks discussed in the "Risk Factors" section. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

        Our products are distributed in the U.S. through a network of independent representatives to over 1,500 retail dealers of professional audio equipment as well as over 500 installed sound contractors. Internationally, products are offered through subsidiaries in Italy, France, Germany, the United Kingdom and China and through local distributors in 70 other countries where we do not have direct operations. We continually review our distribution methods and anticipate continued changes to these methods during 2003. During the first half of 2003, we intend to consolidate our sales activity in Europe through a U.K. based call center to provide sales administration services to certain European customers. In connection with this consolidation, we will be closing other European sales offices.

        Our businesses are organized by the end-user markets they serve as well as by product lines manufactured. Our products serve the following three broadly defined markets: Live Sound/Sound Reinforcement, Recording, and Contractor/Fixed Installation.

        We have made strategic investments to gain entry to and to enhance our position in these markets. These investments included the purchase of Mackie Designs (Italy) S.p.A. in June 1998 and Eastern Acoustic Works, Inc. in April 2000. Mackie Italy is an Italian corporation with principal offices and manufacturing facilities in Reggio Emilia, Italy. Its principal activity is the manufacture of loudspeakers and speaker components. Under the EAW brand name, we design and manufacture loudspeaker systems, including integrated signal processing targeted at the mid to high-end of the installed and touring sound markets.

        Our products are manufactured in company facilities in the states of Washington and Massachusetts, U.S.A. and in Reggio Emilia, Italy. Where appropriate, in an effort to reduce costs, we are transitioning the manufacture of many of our components as well as many product families to third-party contract manufacturers located throughout the world. At the same time we are reducing our internal capacity. We expect this transition to third-party contract manufacturers and the reduction of internal capacity to continue during 2003.

        On February 7, 2003 we voluntarily delisted our stock from the Nasdaq Stock Market. On February 12, 2003 we began to trade our stock on the Over-the-Counter Bulletin Board.

        On February 21, 2003 we finalized an agreement with Sun Capital Partners, Inc., a private investment firm, whereby Sun Mackie, LLC, an affiliate of Sun Capital Partners, purchased approximately 14.4 million shares of our common stock for $10.0 million. Sun Mackie acquired approximately 7.4 million of these shares from certain selling shareholders. It acquired approximately 6.9 million newly issued shares directly from the Company for approximately $6.3 million. Net proceeds after transaction related costs were approximately $3.6 million. Following this transaction, Sun Mackie owned approximately 74% of our outstanding shares.

        On March 31, 2003 we finalized a new Loan and Security Agreement that provides for a revolving line of credit of up to $26.0 million and a term loan of $2.5 million with a new lender. In addition, we finalized a three-year subordinated loan of $11.0 million with our former principal U.S. lender and a $4.0 million four-year subordinated note with Sun Mackie. In connection with the loan from Sun Mackie, we issued warrants to purchase an additional 1.2 million common shares at an exercise price of $.01 per share. The proceeds from these new borrowing arrangements were primarily used to replace the existing U.S. line of credit and satisfy other existing debt of approximately $13.9 million.

        "MACKIE," the running man figure, "RCF," "EAW" and all of the names of our U.S.-produced products are registered trademarks or common law trademarks. To the extent our trademarks are unregistered, we are unaware of any conflicts with trademarks owned by third parties. This document also contains names and marks of other companies.

        Our website address is www.mackie.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Markets

        Our products are well represented in most professional audio markets, including live sound/sound reinforcement, recording, and contractor/fixed installation. The live sound/sound reinforcement market includes music instrument support and systems used by touring performers. The recording market includes all facets of recording, from home and project studios to professional studios and broadcast facilities. The contractor/fixed installation market includes sporting venues, houses of worship and users of business music systems.

Products

        We design, manufacture and market products in most professional audio markets. Loudspeakers under the EAW brand name are recognized as some of the best quality loudspeakers available for both large fixed installation projects and touring sound systems. Loudspeakers under the Mackie brand name are leaders in the sound reinforcement market being used both for live and fixed installation markets. We also manufacture RCF and Mackie Industrial loudspeakers, which are marketed to the fixed installation market. This group of products comprises slightly over one-half of our revenue.

        Mixing products under the Mackie brand name are leaders in most professional audio markets. We have numerous recording mixers in both analog and digital formats and have mixers at various price points. Additionally, mixers are marketed to both the live and fixed installation markets.

        Amplifiers, controllers to support digital technology and hard disk recorders comprise the remainder of our product offering and are marketed to both the recording and live markets. Hard disk recorder products are used for the digital recording of live events and the recording and editing of audio in numerous formats.

Distribution and Sales

        In the U.S., we use a network of independent representatives to sell to over 1,500 retail dealers and 500 installed sound contractors, some of which have several outlets. Our products are sold in musical instrument stores, pro audio outlets and several mail order outlets. Sales to our top 10 U.S. dealers represented approximately 33%, 37%, and 32% of net sales made to U.S. customers in 2002, 2001 and 2000, respectively. One dealer accounted for approximately 17%, 17%, and 13% of U.S. net sales in 2002, 2001 and 2000, respectively. No other dealer accounted for more than 10% of sales made to U.S. customers in this period.

        Internationally, products are offered through subsidiaries in the United Kingdom, Germany, France, Italy and China and through local distributors in countries where we do not have direct operations. No single international distributor accounted for more than 10% of international net sales in this period. Sales to customers outside of the U.S. accounted for approximately 47%, 49%, and 44%, of total net sales in 2002, 2001, and 2000, respectively.

        We continually review our distribution methods and anticipate continued changes to these methods during 2003. During the first half of 2003, we intend to consolidate our sales activity in Europe through a U.K. based call center to provide sales administration services to certain European customers. In connection with this consolidation, we will be closing other European sales offices.

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

Research and Development

        Our research and development strategy is to develop affordable, high-quality products and related accessories for targeted markets. On December 31, 2002, there were 114 individuals involved in research and development activities. Research and development operations are located at the three manufacturing facilities located in Woodinville, Whitinsville and Reggio Emilia, Italy. Additionally, there are research and development groups located in Belgium and Canada. Research and development expenses were approximately $10.8 million in 2002, $11.9 million in 2001, and $9.4 million in 2000.

        In the past, we have utilized third-party engineering service groups to supplement our in-house personnel. During 2003 we intend to increase the use of third parties to enhance product development efforts in a cost effective manner. As part of our ongoing cost reduction effort, in 2003, we plan to close our Belgian facility which houses a portion of our research and development group.

Competition

        The professional audio industry is fragmented and highly competitive. There are many manufacturers, large and small, domestic and international, which offer audio products that vary widely in price and quality and are distributed through a variety of channels. We compete primarily on the basis of product quality and reliability, price, ease of use, brand name recognition and reputation, ability to meet customers' changing requirements and customer service and support. We compete with a number of professional audio manufacturers, several of whom have significantly greater development, sales, and financial resources. Our major competitors in the mixer category are subsidiaries of Harman International Industries, Inc., Allen & Heath, Yamaha Corporation, TOA Corporation, Philips Electronics Corporation, Peavey Electronics Corporation, Teac America, Inc. (Tascam) and SoundTracs PLC. Competitors in the professional amplifier category include Peavey Electronics Corporation (including Crest Audio, Inc.), Crown Audio Inc. (a Harman subsidiary), and QSC Audio Products, Inc. Competing studio monitor loudspeaker manufacturers include Genelec, Inc., Event Electronics LLC, Renkus-Heinz, Alesis Corporation and JBL (a Harman subsidiary). Competing stage loudspeaker system manufacturers include JBL, Peavey Electronics Corporation and Electro-Voice. Competitors in the component speaker market include JBL, Eminence Speaker Corporation, Acustica Beyma S.A. and B&C Speakers S.p.A. Competitors in the commercial sound products category include JBL, Bose Corporation and TOA Corporation. Competing installed sound loudspeaker system manufacturers include JBL, Tannoy, Electro-Voice, Community Professional Loudspeakers and Renkus-Heinz. Competitors in the touring sound loudspeaker system category include JBL, L-Acoustics, Meyer Sound Laboratories and Nexo. Competitors in the hard disk recorder/editor market include Alesis, HHB, Tascam, RADAR and AMS Audiofile.

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

        While Mackie pursues patent, trademark and copyright protection for products and various marks, we also rely on trade secrets, know-how and continuing technology advancement, manufacturing capabilities, affordable, high-quality products, brand name recognition, new product introduction and direct marketing efforts to develop and maintain our competitive position. Our policy is to have each employee enter into an agreement that contains provisions prohibiting the disclosure of confidential information to anyone outside the Company and to recognize the Company's ownership of intellectual property developed by employees. Consulting contracts generally provide for the protection of intellectual property and the requirement of confidentiality. There can be no assurance, however, that these confidentiality agreements will be honored or that we can effectively protect our rights to unpatented trade secrets. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. We have traditionally not sought patent protection for Mackie Italy products and have not pursued trademark or copyright protection for other Italian matters except for the name "RCF."

Manufacturing

        Our products are manufactured in facilities in the states of Washington and Massachusetts, U.S.A. and Reggio Emilia, Italy. These facilities are focused on the core manufacturing technologies of electronics, loudspeakers and loudspeaker systems, and transducers, respectively. In addition, the facilities work together as part of the supply chain to provide integrated products to the market. Many products share components, which allows for integrated manufacturing of several distinct products and in certain cases significant purchase volume discounts.

        Where appropriate, in an effort to reduce costs, we are transitioning the manufacture of many of our components as well as many entire product families to third-party contract manufacturers located throughout the world. At the same time we are reducing our internal capacity. We expect this transition to third-party contract manufacturers and reduction in internal capacity to continue during 2003.

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

Employees

        At December 31, 2002, we had 1,036 full-time equivalent employees, including 140 in marketing, sales and customer support, 114 in research and development, 707 in manufacturing and manufacturing support, which includes manufacturing engineering, and 75 in administration and finance. Approximately 262 of the manufacturing employees in Italy are represented by a labor union. We consider our relations with all employees, union and non-union, to be good.

RISK FACTORS

        This report contains forward-looking statements. There are many factors that could cause actual results to differ materially from those projected by the forward-looking statements made in this report. Factors that might cause such a difference include, but are not limited to, the risk factors described below. We do not undertake any obligation to publicly release the result of any revisions to the forward-looking statements contained in this reports that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        If There is No Improvement In or a Worsening of General Economic Conditions our Sales Levels Will Continue to be Adversely Affected.    The adverse economic conditions in the U.S. and throughout the world economy have adversely affected our sales levels in recent periods and if these adverse conditions continue or worsen, we may experience continued material adverse impact on our revenues, operating results and financial condition. Our operating losses have caused us to reevaluate our operating strategy and plan certain actions to reduce our cost of sales and operating expense in future periods. These future actions could result in special charges or adversely affect our long-term competitive position. Further, we may be unable to reduce the cost of sales and operating expenses at a rate and level consistent with such future adverse sales environment, which would have an adverse effect on our results of operations and financial condition.

        Dependence on significant customers.    Our relationships with our largest customers are critical to our sales performance. Failure to maintain those relationships would have a material adverse effect upon our results of operations and financial condition. Sales to one distributor accounted for 12% of our consolidated net sales for the fiscal year ended December 31, 2002. We anticipate that this distributor will continue to account for a significant portion of our sales for the foreseeable future; however, it is not obligated to any long-term purchase of our products.

        Liquidity.    Under the terms of our U.S. credit agreements, we must maintain certain financial ratios and must maintain adequate levels of eligible collateral to support our borrowing level. The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. The covenants in these credit agreements may restrict our operations. If we are unable to generate adequate levels of sales and operating profit, our lenders could declare us to be in default of our obligations. If we are in default, there is no assurance that the lenders would grant waivers or agree to restructure our debt or that we would be able to attain other financing. If any of the debt is called, and we are unable to obtain alternate financing, we may have to continue to modify our operations, liquidate assets or take other measures to continue operations.

        We have agreements with several banks in Italy that provide short-term credit facilities. These short-term loans are typically supported by accounts receivable, including receivables from related parties. Certain of these banks have indicated that they are unwilling to provide additional receivables financing, or have indicated that they will no longer accept intercompany receivables as acceptable collateral. These credit agreements are not guaranteed by the U.S. Company. If we are unable to continue to receive adequate receivables financing in Italy, we may be forced to obtain alternate financing at less favorable rates. There is no guarantee that such alternate financing will be available. Any reduction in our borrowing ability would have an adverse effect on our results of operations and financial condition.

        Development, Introduction and Shipment of New Products.    We are currently developing new analog and digital mixers, recording devices, amplifiers, loudspeakers and loudspeaker components. Significant resource, technological, supplier, manufacturing or other problems may delay the development, introduction or manufacture of these products. In the past, when sales have been affected by delays in developing and releasing new products, some customers waited for new products, while others purchased products from our competitors. We intend to increase the use of third-party contractors in our product development process. The use of third parties in the product development process may reduce our control over that process or its outcome and may ultimately result in higher costs and longer time to market. Delays in the completion and shipment of new products, or failure of customers to accept new products, may affect future results.

        Variability in Quarterly Operating Results.    Our operating results tend to vary from quarter to quarter. Revenue in each quarter is substantially dependent on orders received within that quarter. Conversely, our expenditures are based on investment plans and estimates of future revenues. We may, therefore, be unable to quickly reduce spending if revenues decline in a given quarter. As a result, operating results for that quarter will be adversely impaired. Results of operations for any one quarter are not necessarily indicative of results for any future period.

        Other factors which may cause quarterly results to fluctuate include:

  •
  increased competition in niche markets

  •
  timing of new product announcements

  •
  product releases and pricing changes by us or our competitors

  •
  market acceptance or delays in the introduction of new products

  •
  production constraints

  •
  the timing of significant orders

  •
  customers' budgets

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

        Where appropriate, in an effort to reduce costs, we are transitioning the manufacture of many of our components as well as many entire product families to third-party contract manufacturers located throughout the world. At the same time we are reducing our internal capacity. We expect this transition to third-party contract manufacturers and reduction in internal capacity to continue during 2003. The transition from in-house manufacturing to third-party manufacturing creates additional risks including:

  •
  reduction in control of the manufacturing process

  •
  longer lead times for transitions of newly released products from engineering to full release

  •
  reduced flexibility in reacting to demand changes

  •
  increased transportation cost and delivery times

        Manufacturing in China.    Our ability to import products from China at current tariff levels could be materially and adversely affected if the "normal trade relations" ("NTR", formerly "most favored nation") status the U.S. government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other "normal" trading partners. China's NTR status, coupled with its membership in the World Trade Organization, could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China's WTO membership or NTR status will not change.

        International Operations.    We have significant net sales to customers outside the United States and believe that international sales will continue to represent a significant portion of our revenue. International sales may fluctuate due to various factors, including:

  •
  unexpected changes in regulatory requirements

  •
  tariffs and taxes

  •
  increases in freight costs, or damage or loss in shipment

  •
  difficulties in staffing and managing foreign operations

  •
  longer average payment cycles and difficulty in collecting accounts receivable

  •
  fluctuations in foreign currency exchange rates

  •
  product safety and other certification requirements

  •
  political and economic instability, wars and terrorist activity

        The European Community and European Free Trade Association have established certain electronic emission and product safety requirements ("CE"). All of our new products meet these requirements. Failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe.

        We operate subsidiaries in Italy, the United Kingdom, Germany, France, Belgium, the Netherlands and China. Our business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on these currencies.

        We continually review our distribution methods and anticipate continued changes to these methods during 2003. We intend to create a U.K. based call center during the first half of 2003 to provide sales administration services to certain European customers. This new distribution method may adversely impact our sales in the affected European countries both during and subsequent to the time of transition.

        Restructuring.    As part of an ongoing effort to reduce the cost structure of the organization and to improve profitability we have completed significant restructuring of our company and plan to continue to do so. We expect to incur significant costs, including severance and other transition costs as we proceed with our restructuring. Restructuring also creates additional risks for us because of potential disruption to the organization including work disruptions in unionized environments, employee morale issues and general distraction to the organization.

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

        We have never conducted a comprehensive patent search relating to the technology used in our products, however; we believe that our products do not infringe upon the proprietary rights of others. There can be no assurance, however, that others will not assert infringement claims against us in the future or that those claims, if brought, will not be successful.

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

        Acquisitions and Business Combinations.    We have acquired businesses in the past, and we may do so in the future. We may pursue additional acquisitions of complementary technologies or product lines. Further acquisitions may include risks of entering markets where we have no or limited prior experience, the potential loss of key employees of the acquired company, and impairment of relationships with existing employees, customers and business partners. Further acquisitions may also impact our financial position. For example, we may use significant cash or incur additional debt, which would weaken our financial position. We cannot guarantee that future acquisitions will improve our business or operating results.

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

Item 2. Properties

        We lease facilities in Woodinville, Washington totaling approximately 170,000 square feet to house our corporate headquarters as well as certain manufacturing, administrative, sales and marketing, research and development and customer support operations. Additionally, we own facilities totaling 132,000 square feet in Reggio Emilia, Italy used for manufacturing and administrative purposes. Our manufacturing facility in Italy sits on approximately 7 acres of land. At December 31, 2002, we leased a series of connected buildings, in a manufacturing complex, totaling 245,000 square feet in Whitinsville, Massachusetts. This lease expired February 2003 and we are currently negotiating to occupy a lesser amount of space in the same building complex. Most likely, we will lease this additional space for a two to five year period. We lease additional facilities in the United States, Europe and Asia for our regional sales and support offices.

Item 3. Legal Proceedings

        Subrogated claims have been asserted against us from insurance companies who prior to our acquisition of Eastern Acoustic Works, Inc. (EAW), paid claims made by EAW's landlord and other tenants of the Whitinsville building who were affected by a fire started by a loaned employee in a portion of the building in 1996. The potential loss from this claim may exceed $4 million inclusive of interest; some portion of which we anticipate would be covered by insurance. We expect the matter to come to trial in July 2003. We believe that these losses are not attributable to us under Massachusetts' law and are vigorously defending the litigation. The claims of the other tenants have been covered by EAW's insurance carrier. The ultimate resolution of this matter is not known at this time. No provision has been made in our consolidated financial statements related to these claims.

        We are also involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Securities Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Common Stock and Related Shareholder Matters

        Until February 12, 2003 our common stock was traded on the Nasdaq National Market under the symbol "MKIE." Since that date, our common stock has been traded on the OTC Bulletin Board under the same symbol. As of March 28, 2003, there were approximately 103 shareholders of record. The following table shows the high and low sales prices for our common stock for the periods indicated. These prices do not include retail markups, markdowns or commissions.

	Common Stock
	High	Low
Year Ended December 31, 2002:
First Quarter	$4.57	$3.10
Second Quarter	$4.60	$2.90
Third Quarter	$4.05	$2.30
Fourth Quarter	$2.45	$0.80
Year Ended December 31, 2001:
First Quarter	$7.00	$5.00
Second Quarter	$5.88	$5.00
Third Quarter	$5.63	$4.50
Fourth Quarter	$5.10	$3.30

        On February 21, 2003, Sun Mackie, LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm, purchased 6,935,680 shares of the Company for approximately $6.3 million in cash. Net proceeds after transaction related costs were approximately $3.6 million. Sun Mackie also purchased 7,434,800 outstanding shares from certain selling shareholders for approximately $3.7 million in cash. After completion of this transaction, Sun Mackie owned approximately 74% of our outstanding shares. We issued these shares to Sun Mackie in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

        On March 31, 2003, Sun Mackie provided a $4.0 million four-year subordinated note in connection with the refinancing of our U.S. debt. In consideration of the loan from Sun Mackie, we have issued warrants to purchase an additional 1.2 million shares of common stock at an exercise price of $.01 per share.

        We have not paid dividends on our common stock in the past, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future. Any future dividends will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, acquisition plans and plans for expansion, and any other factors that our Board of Directors deems relevant. Under our current loan and security Agreement, we are prohibited from paying any dividends.

Item 6. Selected Consolidated Financial Data

        The following selected Consolidated Statements of Operations data for each of the three years in the period ended December 31, 2002 and the Consolidated Balance Sheet data as of December 31, 2002 and 2001 are derived from our audited Financial Statements included elsewhere herein. The selected Statements of Operations data for the two years in the period ended December 31, 1999 and the Balance Sheet data as of December 31, 2000, 1999 and 1998 were derived from our audited Financial Statements, which are not included in this Form 10-K. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

	Years ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statements of Operations Data:(a)
Net sales	$188,002	$206,539	$207,476	$156,340	$104,154
Gross profit	$46,681	$61,570	$72,827	$54,202	$38,271
Impairment of goodwill and other long-lived assets	$15,829	$—	$—	$—	$—
Operating expenses(c)	$77,918	$62,970	$57,856	$46,026	$29,856
Income (loss) before cumulative effect of a change in accounting principle	$(31,988)	$(5,329)	$6,226	$3,257	$5,581
Net income (loss)	$(37,928)	$(5,329)	$6,226	$3,257	$5,581
Basic net income (loss) per share:
Net income (loss) before cumulative effect of a change in accounting principle	$(2.56)	$(0.43)	$0.51	$0.27	$0.44
Cumulative effect of a change in accounting principle	(0.48)	—	—	—	—

Basic net income (loss) per share	$(3.04)	$(0.43)	$0.51	$0.27	$0.44

Diluted net income (loss) per share:
Net income (loss) before cumulative effect of a change in accounting principle	$(2.56)	$(0.43)	$0.49	$0.27	$0.43
Cumulative effect of a change in accounting principle	(0.48)	—	—	—	—

Diluted net income (loss) per share	$(3.04)	$(0.43)	$0.49	$0.27	$0.43

	December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheets Data:
Working capital	$14,890	$23,366	$42,138	$37,258	$35,784
Total assets	$123,955	$153,964	$165,198	$120,854	$118,890
Long-term debt(b)	$20,266	$19,401	$29,970	$15,665	$18,984
Shareholders' equity	$17,236	$52,810	$57,770	$50,307	$49,569

(a)
The consolidated statements of operations data for the periods ending after April 2001 reflect the acquisition of Mackie Designs Engineering Services BVBA on that date. The consolidated statements of operations data for the periods ending after April 2000 reflect the acquisition of EAW on that date. The consolidated statements of operations data for the periods ending after June 1998 reflect the acquisition of Mackie Designs Italy on that date.

(b)
Long-term debt excludes current portion.

(c)
We adopted FAS No. 142 on January 1, 2002. (See Note 3 in the Notes to Consolidated Financial Statements.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. This discussion contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Actual results could differ materially from those discussed here. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements wherever they appear. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

        We develop, manufacture, distribute and sell high-quality, affordable digital and analog audio mixers, speakers, amplifiers and other professional audio equipment on a worldwide basis. Our products are used by professional musicians, sound installation contractors and broadcast professionals both in sound recordings, live presentations systems and installed sound systems. We distribute our products primarily through retail dealers, mail order outlets and installed sound contractors.

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

        In April 2001, we acquired Mackie Designs Engineering Services BVBA, formerly known as Sydec N.V., for approximately $4.4 million in cash. The transaction was accounted for as a purchase business combination. Mackie Designs Engineering Services developed products and services in the area of embedded electronic and software, networking, digital signal processing and Windows TM driver applications. Sales of these products and development of new products in this area have not met our original expectations. At December 31, 2002 we reduced the value of this inventory to its estimated salvage value, which is minimal. In addition, we recognized impairment on the long-lived assets, principally fixed assets and developed technology, of Mackie Designs Engineering Services totaling

$1.1 million. As a result, in connection with our ongoing cost reduction effort, we plan to close this facility in 2003.

        On February 21, 2003 we finalized an agreement with Sun Capital Partners, Inc., a private investment firm, whereby Sun Mackie, LLC, an affiliate of Sun Capital Partners, purchased approximately 14.4 million shares of our common stock for $10.0 million. Sun Mackie acquired approximately 7.4 million of these shares from certain selling shareholders. It acquired approximately 6.9 million newly issued shares directly from the Company for approximately $6.3 million. Net proceeds after transaction related costs were approximately $3.6 million. Following this transaction, Sun Mackie owned approximately 74% of our outstanding shares.

        On March 31, 2003 we finalized a new Loan and Security Agreement that provides for a revolving line of credit of up to $26.0 million and a term loan of $2.5 million with a new lender. In addition, we finalized a three year subordinated loan of $11.0 million with our former principal U.S. lender and a $4.0 million four year subordinated note with Sun Mackie. In connection with the loan from Sun Mackie, we have issued warrants to purchase an additional 1.2 million common shares at an exercise price of $.01 per share. The proceeds from these new borrowing arrangements were primarily used to replace the existing U.S. line of credit and satisfy other existing debt of approximately $13.9 million.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations following are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities.

        We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory valuation and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date. However, since our business cycle is relatively short, actual results related to these estimates are generally known within the six-month period following the financial statement date. Thus, these policies generally affect only the timing of reported amounts across two to three quarters.

        Inventory Valuation.    We believe our policy on valuing inventory, including market value adjustments, is our primary critical accounting policy. Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Included in our inventories balance are demonstration products used by our sales representatives and marketing department including finished goods that have been shipped to customers for evaluation. Market value adjustments are recorded for obsolete material, slow-moving product, service and demonstration products. We make judgments regarding the carrying value of our inventory based upon current market conditions. These conditions may change depending upon competitive product introductions, customer demand and other factors. If the market for our previously released products changes, we may be required to write down the cost of our inventory.

        Allowance for Doubtful Accounts.    We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to meet their financial obligations to us. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling and administrative expense in the period in which we made such a determination.

        Long-lived Assets.    We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Significant judgment is used in assessing factors which might trigger impairment including significant underperformance relative to expected operating results, significant changes in our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. As we continue to review our distribution methods and transition our manufacturing to third parties, this may result in circumstances where the carrying value of certain long-lived assets may not be recoverable.

        Goodwill and Other Intangible Assets.    We adopted FAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. In accordance with FAS No. 142, we will no longer amortize goodwill and intangible assets with indefinite lives, but instead will measure these assets for impairment at least annually, or when events indicate that impairment exists. We will continue to amortize intangible assets that have definite lives over their useful lives.

        Revenue Recognition.    Revenues from sales of products, net of sales discounts, returns and allowances, are generally recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection of the resulting receivable is considered probable. Products are generally shipped "FOB shipping point" with no right of return. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for periods of between one and six years. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

        Income Taxes.    As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Balance Sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Statement of Operations.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales

        Net sales were $188.0 million in 2002 compared to $206.5 million in 2001, reflecting a decrease of $18.5 million or nine percent from 2001. This decrease resulted primarily from lower volume of sales, due in part to the continuing economic slowdown throughout the world. Our sales trended down in the latter half of 2002. Other factors which influenced sales included the decline in sales of certain older product families without the mitigating effect of new product introductions. Additionally, granting higher levels of sales discounts was necessary to maintain market share. We also introduced prompt payment discounts in the U.S. to increase cash flow. As a result of continued economic weakness and certain of the factors referred to above we expect our sales may continue to decline in 2003 and are taking steps to scale our business accordingly.

Gross Profit

        Gross profit was $46.7 million or 25% of net sales for 2002 compared to $61.6 million or 30% of net sales for 2001. This decline was primarily due to inventory adjustments associated with products that are no longer marketable due to a combination of product obsolescence and poor field performance. Inventory adjustments associated with these products amounted to $3.4 million. Other inventory adjustments were necessary in 2002 to provide for excess material on hand as demand for certain products declined or those products failed to meet initial sales expectations. These inventory adjustments were identified and recorded primarily in the fourth quarter. In 2002, we continued the transition and manufacture of certain product lines to offshore facilities that we began in 2001. While the goal of higher gross margins was achieved for those products, the transfer created inefficiencies and excess capacity in our factories resulting in poor leverage of overhead, which lowered gross profit. We have reduced the headcount at our manufacturing factories to compensate for the transfer of production, however the incremental cost of the transition in the form of severance also reduces gross profit in the period affected. Finally, gross profit was reduced by sales discounts and prompt payment discount programs initiated in 2002.

        We expect that our overall gross profit percentage may be adversely affected in the near term as the transition to offshore manufacturers is completed and our manufacturing facilities are condensed. These gross margins will be affected by costs to move the manufacture of these products including accelerated depreciation of manufacturing assets which will be written off over the next nine to twelve months of approximately $2.5 million.

Selling, General and Administrative

        Selling, general and administrative expense increased to $51.2 million in 2002 from $51.1 million in 2001, and increased as a percent of net sales in 2002 to 27% from 25% in 2001. Costs were recognized in the current year associated with severance payments related to a reduction in force in 2002. Certain non-salary expenses were also higher in some areas in 2002 than in 2001. The majority of savings related to the 2002 reductions in headcount was not recognized in 2002, as the reductions happened in the third and fourth quarter of 2002.Additionally, we recorded bad debt expense of approximately $2.3 million in 2002 as compared to $800,000 in 2001. The largest portion of this related to the bankruptcy filing of one of our largest U.S. customers. Due to the anticipated sales decline in 2003, efforts to reduce costs will continue. Cost cutting measures will include the closing of certain international sales offices and relocation of administrative functions. Other anticipated savings related to 2003 include the continued effort to streamline the selling, general and administrative workforce in the U.S. and Italy. Additionally, we intend to reduce spending levels for expensive, less efficient marketing activities such as large-footprint trade shows and print advertising in favor of more focused and efficient vehicles such as channel training, direct marketing, and smaller-footprint tradeshows. Although we will record additional restructuring costs in 2003 related to severance and other transition costs, we believe this strategy will help reduce selling, general and administrative expenses in 2003 while increasing overall returns.

Research and Development

        Research and development expenses decreased to $10.8 million in 2002 from $11.9 million in 2001. As a percent of sales, research and development stayed constant at 6% of net sales. The decrease in dollars relates primarily to an emphasis on cost cutting as well as a reduction in workforce that occurred in the third and fourth quarters of 2002. The majority of the savings associated with the reduction in headcount will be recognized in 2003. In addition, Mackie Designs Engineering Services

BVBA will be closed in early 2003. While we are reducing our internal resources we intend to increase the use of third-party contractors in our product development process.

Impairment of Goodwill and Other Long-Lived Assets and Cumulative Effect of a Change in Accounting Principle

        We adopted FAS No. 142 on January 1, 2002. As a consequence, we no longer amortize goodwill and intangibles with indefinite lives, but instead measure goodwill and intangibles for impairment at least annually, or when events indicate that impairment exists. As required by FAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of assembled workforce. As a result of the transitional impairment test, we recorded a $5.9 million cumulative effect of a change in accounting principle in 2002. In addition to the transitional impairment test, we reviewed our remaining goodwill and other intangibles as required annually pursuant to FAS No. 142. As a result of the annual review in the fourth quarter of 2002, we further reduced the carrying amount of goodwill by recording an impairment charge of $14.5 million, the remaining net book value.

        Additionally, at December 31, 2002, we reviewed our other long-lived assets for potential impairment and determined that the carrying value of the developed technology recorded in connection with our acquisition of Mackie Designs Engineering Services BVBA would not be recoverable. We also determined that the carrying value of property, plant and equipment at certain of our European facilities would not be recoverable. Accordingly, we recorded an impairment charge for these items totaling approximately $1.3 million.

Other Income (Expense)

        Net other expense was $2.6 million for 2002 compared to $5.5 million for 2001. Included in this amount is interest expense which decreased to $3.8 million from $4.9 million in 2001. The decrease relates primarily to lower interest rates in 2002 versus 2001. Other income, comprised primarily of foreign exchange transaction gains and losses, was income of $873,000 in 2002 compared with an expense of $1.0 million in 2001. These gains and losses are primarily the result of favorable changes between the value of the Euro and the U.S. dollar.

Provision (Benefit) for Income Taxes

        We had a benefit for income taxes of $1.8 million in 2002 compared to a benefit for income taxes of $1.6 million in 2001. This represents an overall effective tax rate in 2002 of 5%, which includes taxes in various federal, state and international jurisdictions. The effective tax rate is lower than the statutory rate due primarily to the non-deductibility of certain expenses, principally goodwill and other impairment charges, and to the increase in the valuation allowance associated with deferred tax assets. The valuation allowance was determined to be necessary since utilization of our tax assets depends on future profits, which are not assured. The effective tax rate in 2001 was 23%. Certain non-deductible expenses also reduced this benefit from the statutory rate, however these items were smaller in 2001 and thus had less of an effect on the overall rate.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales

        Our net sales of $206.5 million in 2001 decreased by $937,000 or less than one-half percent from 2000. Our lack of sales growth was attributable to lower volumes particularly in the U.S. as a result of the economic slowdown. Sales were lower in the latter half of 2001 as the effect of the economic slowdown and the impact of the events of September 11 were felt. Sales of certain of our analog and digital mixer families declined when compared to 2000 while digital recorder sales and loudspeaker sales have increased. In addition, while net sales for 2001 included a full year of EAW sales versus nine months in 2000, sales in the installed sound market traditionally served by EAW branded products have declined. Sales in the U.S. accounted for 51% of our sales in 2001 and 56% of our sales in 2000. Sales of our international subsidiaries are primarily made in currencies fixed to the Euro. The change in the Euro against the U.S. Dollar caused these sales to be recorded at approximately $1.6 million lower than these sales would have been if using the 2000 exchange rate. Additionally, our implementation of a fully-integrated worldwide Enterprise Resource Planning information system in 2001 temporarily impaired our ability to ship product from Italy in the fourth quarter of 2001 and contributed to the decrease in net sales.

Gross Profit

        Gross profit was $61.6 million or 30% of net sales for 2001 compared to $72.8 million or 35% of net sales for 2000. This decline was primarily due to a shift in product mix from higher margin compact mixer and digital products to lower margin speaker products along with a general increase in material and labor costs across multiple product lines. Gross margin was also reduced by increased freight accommodations and sales discounts. In 2001, we began to transition the manufacture of certain of our product lines to offshore facilities to achieve greater gross margins on those products.

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

Research and Development

        Research and development expenses increased to $11.9 million or 6% of net sales in 2001 from $9.4 million or 4.5% of net sales in 2000. The increase both in absolute dollars and percent is related to additional spending for new products and maintaining investment in ongoing product development. The inclusion of EAW research and developments costs for twelve months of 2001 as compared to nine months in 2000 resulted in an increase of $700,000. Additionally, our acquisition of Mackie Designs Engineering Services BVBA in April 2001 resulted in an increase of $1.1 million of research and development expense.

Other Income (Expense)

        Net other expense was $5.5 million for 2001 compared to net other expense of $4.5 million for 2000. Interest expense increased to $4.9 million in 2001 from $4.6 million in 2000 primarily due to borrowings related to the acquisition of EAW and to higher levels of short-term borrowing under our bank credit facility. Other expense, comprised primarily of foreign exchange gains and losses, was $1.0 million in 2001 compared with $538,000 in 2000. This increase was primarily due to the foreign exchange losses in 2001 as a result of the weakening of the Euro against the U.S. Dollar.

Provision (Benefit) for Income Taxes

        We had a benefit for income taxes of $1.6 million in 2001 compared to income tax expense of $4.2 million in 2000. This represents an overall effective tax rate in 2001 of 23% which includes taxes paid in various federal, state and international jurisdictions. We did not get the full tax rate benefit relating to our loss before benefit for income taxes in 2001 due to the non-deductibility of certain amortization costs, and the rate and method of determination of taxation on non-U.S. subsidiaries.

Liquidity and Capital Resources

        In February 2003, Sun Mackie, LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm, made a strategic equity investment in Mackie Designs totaling $6.3 million. Certain deal-related fees reduced funds received by us by approximately $2.7 million. A Loan and Security Agreement with a new lender was finalized in March 2003 and provides for a $26.0 million revolving line of credit. Availability under this line of credit is limited to eligible collateral; initial funding was $11.6 million. This lender has also provided a $2.5 million term loan. Principal payments on the term loan are due in equal monthly payments over five years, beginning in July 2003. Interest is due monthly calculated at the bank's prime rate plus 0.75% or Eurodollar Rate plus 3.5%. Both the revolving line of credit and term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangible assets and patents. Additionally, a portion of the revolving line of credit is provided in the U.K. and is secured by accounts receivable of Mackie Designs UK Plc.

        Our previous U.S. lender has provided a loan totaling $11.0 million which is subordinate to the Loan and Security Agreement with our new lender. Principal is due beginning in May 2004 based upon our 2003 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and certain debt repayments. Interest accrues at a rate of 10% and is paid subject to certain availability tests as we have availability under the Loan and Security Agreement. In addition to its equity investment, Sun Mackie has provided $4.0 million of debt financing which also funded in March 2003. Interest accrues at 15% and is paid annually beginning March 2004. The principal is due in a lump sum payment in 2007. In connection with the loan from Sun Mackie, we have issued warrants to purchase an additional 1.2 million common shares at an exercise price of $.01 per share. As a result of these transactions, we believe we have greater financial stability.

        As a result of restructuring the line of credit and term loans, we have reclassified term loan amounts that were previously shown as long-term debt callable under covenant provisions in interim condensed consolidated financial statements to long term debt.

        We have taken various actions to improve results of operations and ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. During 2002, these measures included layoffs and reduction of capital expenditures. In 2003, there have been additional headcount reductions. We are also planning to close certain manufacturing and engineering facilities and will continue to outsource product manufacturing to offshore contract manufacturers. We also plan to outsource certain engineering activities. Additionally, we plan to close certain international sales offices. Finally, there will be intensive focus on controls over expenditures. If these planned cost reductions are not realized or there is a continued significant decline in net sales, our operating results will be adversely affected.

        Cash provided by operating activities was $3.3 million in 2002 and $16.1 million in 2001. In 2000, cash used by operations was $5.3 million. Net cash provided by operating activities in 2002 was primarily attributable to decreases in inventory and accounts receivable and an increase in accounts payable and accrued expenses. The downward trend in inventory is due primarily to the continued efforts to reduce our inventory levels including cost adjustments for excess and obsolete inventory. Net cash used by operating activities in 2000 was primarily attributable to increases in inventories, accounts receivable and a decline in income taxes payable offset partially by net income, increases in accounts payable and accrued expenses and a decline in prepaid expenses and other current assets.

        Cash used in investing activities was $4.5 million, $10.7 million and $20.6 million in 2002, 2001 and 2000 respectively. 2002 expenditures were limited to the acquisition of property, plant and equipment. In 2001 $2.3 million was used for the acquisition of Mackie Designs Engineering Services and

$9.0 million for the acquisition of property, plant and equipment. The property, plant and equipment acquisitions in 2001 relate primarily to the costs of hardware and software associated with the worldwide implementation of a fully-integrated Enterprise Resource Planning information system and improvements to our computer and communications infrastructure. Net cash used in investing activities was $20.6 million in 2000 due principally to the acquisition of EAW, net of cash acquired of $19.9 million and purchases of property, plant and equipment of $6.6 million.

        Cash provided by financing activities was $2.0 million in 2002. Proceeds from new long-term debt were $4.7 million. These proceeds relate to the mortgage of one of our Italian-owned facilities. Repayments of long-term debt in the U.S. and Italy totaled $2.5 million; payments related to the acquisition of Mackie Designs Engineering Services BVBA totaled $1.2 million. Net cash used in financing activities during 2001 was $6.7 million due to net payments on long-term and short-term debt. Net cash provided by financing activities was $25.3 million in 2000, due principally to proceeds from bank credit facilities used for the acquisition of EAW of $19.0 million and net proceeds on bank line of credit and other short-term borrowings of $11.9 million. These inflows were partially offset by repayments of long-term debt related to the Mackie Italy acquisition, EAW long-term debt and Italian based long-term debt totaling $9.2 million.

        At December 31, 2002, we had a credit agreement with a U. S. bank covering a revolving bank line of credit and two term loans. Under the terms of this agreement, we were required to maintain certain financial ratios and tangible net worth. The agreement also provided, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. The line of credit provided up to $25.0 million of short-term borrowing subject to certain limitations. These limitations reduced the actual availability to $20.9 million. This line of credit also provided a guarantee of approximately $1.6 million of our debt in Italy. At December 31, 2002, there was $18.9 million outstanding on the line and $400,000 available. There were two U.S. term loans. The principal amounts of Term Loans A and B were $5.3 million and $8.6 million, respectively at December 31, 2002. At December 31, 2002 and September 30, 2002, we were out of compliance with certain of our financial covenants. We were also out of compliance with certain of these covenants in 2001 and the first quarter of 2002, but were able to restructure the covenants and receive waivers for these violations.

        Additionally, we have agreements with several banks in Italy that provide short-term credit facilities totaling approximately $30.5 million, subject to certain limitations. These limitations reduced the actual availability to approximately $25.9 million. At December 31, 2002, there was approximately $19.9 million outstanding under these facilities. The majority of these credit facilities are secured by receivables of Mackie Italy. Interest rates on these credit facilities averaged 4.6% at December 31, 2002. There are other bank term loans and notes in Italy totaling approximately $13.9 million at December 31, 2002. Specific assets of Mackie Italy, including owned land and buildings, secure certain of these loans. Of this Italian debt, approximately $7.0 million is due within the next twelve months. Of this, $6.6 million is secured by zero coupon bonds which have a maturity date consistent with the debt payment due date.

        Finally, we have a line of credit and long-term loan with a bank in Belgium totaling approximately $600,000. These loans are secured by certain assets of Mackie Designs Engineering Services, and are guaranteed up to $400,000 by the U.S. Company. The Belgian bank has demanded that this loan be repaid. Consequently, the entire amount is classified as short-term borrowings.

        With the Sun Mackie equity investment and restructuring of our U.S. based debt, along with cash generated from operations, we believe we will have adequate working capital to fund operations over the next twelve months.

        We had the following contractual commitments and obligations at December 31, 2002:

	Short-term and Long-term
	Operating Leases	Debt	Total
	(In thousands)
2003	$2,370	$47,098	$49,468
2004	1,868	2,581	4,449
2005	1,508	3,151	4,659
2006	941	9,777	10,718
2007	64	4,875	4,939

New Accounting Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. FAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. FAS No. 143 is effective for our 2003 fiscal year. The adoption of this statement is not expected to have a material impact on our financial statements.

        In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between FAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. FAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. FAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. We will adopt this statement in 2003. It is not expected to have a material impact on our financial statements.

        In November 2002, the Emerging Issues Task Force reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables" with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect that the adoption of this consensus will have a material impact on our financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of Statement No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The adoption of this statement is not expected to have a material impact on our financial statements.

        In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation," In addition, FAS No. 148 requires disclosure of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the annual disclosure provisions of FAS No. 148 in the financial statements for our fiscal year ended December 31, 2002 and will adopt the interim disclosure requirements beginning in the first quarter of 2003. The transition provisions of FAS No. 148 are currently not applicable to us as we continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly "Consolidation of Certain Special Purpose Entities" in its draft form, this interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," defines what these variable interest entities are and provides guidelines on how to identity them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Currently, we do not have any variable interest entities, and we do not expect the adoption of FIN 46 will have a material impact on our financial statements.

Qualitative and Quantitative Disclosures About Market Risk

        We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however we did not have any derivative financial instruments as of December 31, 2002.

        At December 31, 2002, we had variable rate debt of approximately $63.3 million provided by U.S. and Italian banks. As such, changes in U.S. and European interest rates affect interest paid on debt and we are exposed to interest rate risk. For the year ended December 31,2002 an increase in the average interest rate of 10%, i.e. from 6% to 6.6%, would have resulted in an approximately $640,000 increase in net loss before income taxes and cumulative effect of a change in accounting principle. A similar increase for the year ended December 31, 2001 would have resulted in an approximately $392,000 increase to the net loss before income taxes. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at December 31, 2002.

        Our non-U.S. subsidiaries have functional currencies other than the U.S. Dollar, and are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. These subsidiaries are located in western Europe and the U.K., the functional currencies of which are the Euro and the British Pound. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% decrease in the value of the U.S. Dollar compared to the functional currencies of our non-U.S. subsidiaries, throughout the year ended December 31, 2002, would have resulted in an approximately $1,180,000 increase to the net loss before income taxes and cumulative effect of a change in accounting principle. A 10% decrease in the value of the U.S. Dollar in the year ended December 31, 2001, would have had the effect of increasing the loss before income taxes by approximately $385,000.

Item 8. Consolidated Financial Statements and Supplementary Data

        See pages 23 to 47.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mackie Designs Inc.

        We have audited the accompanying consolidated balance sheets of Mackie Designs Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and shareholders' equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of Mackie Designs Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mackie Designs Inc., and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

KPMG LLP

Seattle, Washington
March 31, 2003

MACKIE DESIGNS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(In thousands, except for share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,062	$2,095
Accounts receivable, less allowance for doubtful accounts of $2,684 and $1,349, respectively	31,225	35,092
Income taxes receivable	2,437	1,305
Inventories	50,165	51,507
Prepaid expenses and other current assets	6,269	2,157
Deferred income taxes	1,875	5,315

Total current assets	95,033	97,471
Property, plant and equipment, net	22,043	25,671
Goodwill, net	—	19,360
Intangible assets, net	5,675	6,854
Other assets, net	1,204	4,608

Total assets	$123,955	$153,964

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$39,152	$35,395
Accounts payable	22,235	22,859
Accrued liabilities	10,670	11,009
Income taxes payable	140	968
Current portion of long-term debt	7,946	3,874

Total current liabilities	80,143	74,105
Long-term debt, excluding current portion	20,266	19,401
Employee and other liabilities	4,435	3,768
Deferred income taxes	1,875	3,880

Total liabilities	106,719	101,154
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 40,000,000 shares authorized, 12,555,662 and 12,423,890 issued and outstanding at December 31, 2002 and 2001	29,345	28,691
Retained earnings (deficit)	(11,372)	26,556
Accumulated other comprehensive loss	(737)	(2,437)

Total shareholders' equity	17,236	52,810

Total liabilities and shareholders' equity	$123,955	$153,964

See accompanying Notes to Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
	(In thousands, except for per share data)
Net sales	$188,002	$206,539	$207,476
Cost of sales	141,321	144,969	134,649

Gross profit	46,681	61,570	72,827
Operating expenses:
Selling, general, and administrative	51,243	51,092	48,487
Research and development	10,846	11,878	9,369
Impairment of goodwill and other long-lived assets	15,829	—	—

	77,918	62,970	57,856

Operating income (loss)	(31,237)	(1,400)	14,971
Other income (expense):
Interest income	345	371	615
Interest expense	(3,803)	(4,879)	(4,581)
Other	873	(1,027)	(538)

	(2,585)	(5,535)	(4,504)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(33,822)	(6,935)	10,467
Provision (benefit) for income taxes	(1,834)	(1,606)	4,241

Income (loss) before cumulative effect of a change in accounting principle	(31,988)	(5,329)	6,226
Cumulative effect of a change in accounting principle	(5,940)	—	—

Net income (loss)	$(37,928)	$(5,329)	$6,226

Basic net income (loss) per share:
Net income (loss) before cumulative effect of a change in accounting principle	$(2.56)	$(0.43)	$0.51
Cumulative effect of a change in accounting principle	(0.48)	—	—

Basic net income (loss) per share	$(3.04)	$(0.43)	$0.51

Diluted net income (loss) per share:
Net income (loss) before cumulative effect of a change in accounting principle	$(2.56)	$(0.43)	$0.49
Cumulative effect of a change in accounting principle	(0.48)	—	—

Diluted net income (loss) per share	$(3.04)	$(0.43)	$0.49

See accompanying Notes to Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
Operating activities
Net income (loss)	$(37,928)	$(5,329)	$6,226
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Cumulative effect of a change in accounting principle	5,940	—	—
Depreciation and amortization	9,217	8,520	7,376
Impairment of goodwill and other long-lived assets	15,829	—	—
Loss on asset dispositions	305	—	83
Deferred stock compensation	653	970	449
Deferred income taxes	2,196	(2,386)	(816)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	6,477	3,644	(3,539)
Inventories	4,803	11,564	(17,889)
Prepaid expenses and other current assets	405	(632)	1,316
Other assets	73	846	562
Accounts payable and accrued expenses	(2,694)	(227)	1,872
Income taxes	(2,038)	(984)	(1210)
Other long term liabilities	24	91	281

Cash provided by (used in) operating activities	3,262	16,077	(5,289)
Investing activities
Acquisition of businesses, net of cash acquired	—	(2,267)	(19,895)
Purchases of available-for-sale securities	—	—	(2,358)
Proceeds from sales of available-for-sale securities	—	515	5,947
Proceeds from maturities of available-for-sale securities	—	—	2,358
Purchases of property, plant and equipment	(4,544)	(8,974)	(6,609)

Cash used in investing activities	(4,544)	(10,726)	(20,557)
Financing activities
Proceeds from long-term debt	4,730	3,613	21,130
Payments on long-term debt	(2,505)	(5,219)	(9,201)
Net proceeds (payments) on bank line of credit and short-term borrowings	920	(5,075)	11,877
Payment in connection with acquisition of business	(1,193)	—	—
Net proceeds from exercise of stock options	1	1	1,469

Cash provided by (used in) financing activities	1,953	(6,680)	25,275

Effect of exchange rate changes on cash	296	(414)	(220)

Increase (decrease) in cash and cash equivalents	967	(1,743)	(791)
Cash and cash equivalents at beginning of year	2,095	3,838	4,629

Cash and cash equivalents at end of year	$3,062	$2,095	$3,838

Supplemental disclosures
Cash paid for interest, net of capitalized interest of $258,000 in 2001	$4,003	$4,387	$3,911

Cash paid (refunded) for income taxes	$(1,472)	$1,526	$5,591

Amounts payable in connection with acquisition of business	$—	$1,920	$—

See accompanying Notes to Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND

COMPREHENSIVE INCOME (LOSS)

	Common Stock
			Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Total
	(In thousands)
Balance at December 31, 1999	12,108	$25,802	$25,659	$(1,154)	$50,307
Exercise of stock options	264	1,469	—	—	1,469
Amortization of deferred stock compensation	—	449	—	—	449
Comprehensive income:
Net income	—	—	6,226	—	—
Foreign currency translation adjustment	—	—	—	(688)	—
Reclassification adjustment for loss included in net income on available-for-sale securities	—	—	—	7	—
Total comprehensive income	—	—	—	—	5,545

Balance at December 31, 2000	12,372	27,720	31,885	(1,835)	57,770
Exercise of stock options	52	1	—	—	1
Amortization of deferred stock compensation	—	970	—	—	970
Comprehensive loss:
Net loss	—	—	(5,329)	—	—
Foreign currency translation adjustment	—	—	—	(602)	—
Total comprehensive loss	—	—	—	—	(5,931)

Balance at December 31, 2001	12,424	28,691	26,556	(2,437)	52,810
Exercise of stock options	132	1	—	—	1
Amortization of deferred stock compensation	—	653	—	—	653
Comprehensive loss:
Net loss	—	—	(37,928)	—	—
Foreign currency translation adjustment	—	—	—	1,700	—
Total comprehensive loss	—	—	—	—	(36,228)

Balance at December 31, 2002	12,556	$29,345	$(11,372)	$(737)	$17,236

See accompanying Notes to Consolidated Financial Statements.

MACKIE DESIGNS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

        We develop, manufacture, distribute and sell high-quality, affordable digital and analog audio mixers, speakers, amplifiers and other professional audio equipment on a worldwide basis. Our products are used by professional musicians, sound installation contractors and broadcast professionals both in sound recordings, live presentations systems and installed sound systems. We distribute our products primarily through retail dealers, mail order outlets and installed sound contractors. We have significant operations in the United States, Italy and the U.K.

        On February 21, 2003, we finalized an agreement with Sun Capital Partners Inc., a private investment firm, whereby Sun Mackie, LLC, an affiliate of Sun Capital Partners, purchased approximately 14.4 million shares of our common stock for $10.0 million. Sun Mackie acquired approximately 7.4 million of these shares from certain selling shareholders. It acquired approximately 6.9 million newly issued shares directly from the Company for approximately $6.3 million. Net proceeds after transaction related costs were approximately $3.6 million. As a result of this transaction, Sun Mackie owned approximately 74% of our outstanding shares on that date. (See Note 19 for further detail.)

        In addition to its equity investment, Sun Mackie has provided $4.0 million of debt financing which funded in March 2003. In connection with this loan, we have issued warrants to purchase an additional 1.2 million common shares at an exercise price of $.01 per share. In addition to the transactions with Sun Capital Partners, a Loan and Security Agreement with a new lender was finalized in March 2003. This agreement provides for a $26.0 million revolving line of credit and a $2.5 million term loan. Our previous U.S. lender provided a loan totaling $11.0 million, which is subordinate to the Loan and Security Agreement with our new lender. This subordinated loan and the $2.5 million new term loan satisfied the existing U.S. Term Loans. (See Note 10 for further detail.)

        We have taken various actions to improve results of operations and ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. During 2002, these measures included layoffs and reduction of capital expenditures. In 2003, there have been additional headcount reductions. We are also planning to close certain manufacturing and engineering facilities and will continue to outsource product manufacturing to offshore contract manufacturers. We also plan to outsource certain engineering activities. Additionally, we plan to close certain international sales offices. Finally, there will be intensive focus on controls over expenditures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

        The financial statements consolidate the accounts of Mackie Designs Inc. and our wholly-owned subsidiaries. The companies are collectively hereinafter referred to as "Mackie," "we," "our" and "us." All intercompany accounts and transactions have been eliminated.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

        Estimates that are particularly susceptible to significant change are the adequacy of the allowances for doubtful accounts receivable, sales returns, inventory obsolescence and warranty costs, valuation of goodwill and other intangible assets and valuation allowance on deferred tax assets.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

Revenue recognition

        Revenues from sales of products, net of sales discounts, returns and allowances, are generally recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection of the resulting receivable is considered probable. Products are generally shipped "FOB shipping point" with no right of return. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for periods of between one and six years. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. A provision for future warranty costs is recorded at the time of sale of products.

Advertising expense

        The cost of advertising included in selling, general and administrative expense is expensed as incurred. For 2002, 2001 and 2000, these expenses totaled $3.1 million, $4.0 million, and $3.9 million, respectively.

Research and development costs

        Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

Foreign currency translation

        The financial statements of our non-U.S. subsidiaries have been translated into U. S. Dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The functional currency of our non-U.S. subsidiaries is the local currency of the country in which they operate. Under the provisions of this statement, all assets and liabilities in the balance sheets of these subsidiaries, whose functional currency is not the U.S. Dollar, are translated at year-end exchange rates. Net sales, costs and expenses are translated at average rates of exchange prevailing during the period. Translation gains and losses are accumulated in a separate component of shareholders' equity. Realized and unrealized gains and losses on foreign currency transactions are included in other income (expense), net.

Cash and cash equivalents

        We consider all liquid investments purchased with a maturity at purchase of three months or less to be cash equivalents.

Accounts receivable

        We maintain an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all outstanding accounts receivable. Trade receivables are written off when we determine that it is unlikely we will receive future remittances. These amounts, net of any recoveries, are shown as deductions in the table below. Allowance for doubtful accounts receivable for the years ended December 31, 2002, 2001 and 2000 are as follows:

For the years ending December 31,	Balance at beginning of year	Charged to expenses	Deductions*	Balance at end of year
	(In thousands)
2002	$1,349	$2,476	$1,141	$2,684
2001	$1,079	$794	$524	$1,349
2000	$1,146	$752	$819	$1,079

*
Deductions represent uncollectible accounts written off against the allowance, net of recoveries.

Inventories

        Inventories are valued at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Market value adjustments are recorded for obsolete material, slow-moving product, service and demonstration products. We make judgments regarding the carrying value of our inventory based upon current market conditions. In 2002, we made adjustments, included in cost of sales, associated with products that are no longer marketable due to a combination of product obsolescence and poor field performance. Inventory adjustments associated with these products amounted to approximately $3.4 million.

Property, plant and equipment

        Property, plant and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows: buildings, 33 years; machinery and equipment, 5 to 7 years; and furniture and fixtures, 3 to 5 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. Direct internal and external costs of computer software developed for internal use are capitalized in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized costs are amortized using the straight-line method over the estimated useful lives beginning when each module is complete and ready for its intended use. Maintenance and repairs are expensed as incurred. In accordance with Statement of Accounting Standards No. 34 "Capitalization of Interest Cost," we capitalized $258,000 as part of the cost of our Enterprise Resource Planning information system in 2001.

Goodwill and Other Intangible Assets

        We adopted FAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. In accordance with FAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but instead will be measured for impairment at least annually, or when events indicate that impairment exists (See Note 3, Goodwill and Other Intangible Assets). Intangible assets that are determined to have definite lives will continue to be amortized on the straight-line method over their estimated useful lives. Developed technology and trademark of EAW are amortized over 20 years. For 2001 and 2002, developed technology of Mackie Designs Engineering Services BVBA was amortized presuming a five-year life. In 2002, an impairment charge related to this technology was recorded. (See Note 7 for further detail.)

Impairment of long-lived assets

        The recoverability of long-lived assets including property, plant and equipment and intangible assets is periodically assessed. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. Factors which might trigger impairment include significant underperformance relative to expected operating results, significant changes in our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. (See Notes 7 and 8, Intangible Assets and Property, Plant and Equipment.)

Fair value of financial instruments

        The carrying amounts of cash, accounts receivable, bonds, short-term borrowings, accounts payable, accrued liabilities and long-term debt are carried at cost which approximates their fair value because they are of a short-term nature or have interest rates that approximate market rates.

Stock-based compensation

        Stock-based employee compensation plans are accounted for using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We have adopted the disclosure-only provisions of FAS No. 123, "Accounting for Stock-Based Compensation" as amended by FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FAS No. 123."

        FAS No. 123, as amended by FAS No.148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, we apply the existing accounting rules under APB No. 25 and provide pro forma net income (loss) and pro forma income (loss) per share disclosures for stock-based awards made as if the fair value method defined in FAS No. 123, as amended, had been applied. Net income (loss) and net income (loss) per share for each of the three years ended December 31, 2002 changed as follows (in thousands, except for per share data):

	2002	2001	2000
	(In thousands, except for per share data)
Net income (loss):
As reported	$(37,928)	$(5,329)	$6,226
Add: Stock-based employee compensation expense included in reported net income (loss)	431	640	296
Less: Stock-based employee compensation expense determined under fair-value based method	(1,463)	(1,737)	(1,831)

Pro forma	$(38,960)	$(6,426)	$4,691
Basic net income (loss) per share:
As reported	$(3.04)	$(0.43)	$0.51
Pro forma	$(3.12)	$(0.52)	$0.38
Diluted net income (loss) per share:
As reported	$(3.04)	$(0.43)	$0.49
Pro forma	$(3.12)	$(0.52)	$0.37

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. For options granted with an exercise price equal to the market price at the time of issuance, the following assumptions were used:

	2002	2001	2000
Weighted average risk free interest rates	4.05%	4.87%	6.20%
Expected dividend yield	0%	0%	0%
Expected volatility	73.0%	62.9%	62.7%
Expected lives (in years)	7	7	7

        For options with an exercise price less than the market price at the time of issuance, the following assumptions were used:

	2001	2000
Weighted average risk free interest rates	4.87%	6.22%
Expected dividend yield	0%	0%
Expected volatility	62.9%	62.7%
Expected lives (in years)	3	3

        For options granted with an exercise price equal to the market price at the time of issuance, the weighted-average fair value of options granted during the years 2002, 2001 and 2000 was $2.43, $3.88, and $4.04, respectively. For options with an exercise price less than the market price at the time of issuance, the weighted-average fair value of options granted during the years 2001 and 2000 was $5.49 and $6.12, respectively. In both 2001 and 2000, the exercise price of all such options was $.01 per share. There were no options granted in 2002 for which the exercise price was less than the market price.

Guarantees

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. We adopted the disclosure provision requirements of FIN No. 45 during the year ended December 31, 2002. In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions and give rise only to the disclosure requirements prescribed by FIN No. 45.

        Indemnification and warranty provisions contained within our sales agreements are generally consistent with those prevalent in our industry. The duration of product warranties is generally one to six years following delivery of products.

        The warranty liability is summarized as follows (in thousands):

	Balance at beginning of year	Charged to cost of revenue	Applied to liability	Balance at end of year
Year ended December 31, 2002	$1,642	$3,594	$3,711	$1,525

Income taxes

        Provision for income taxes has been recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of our tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50%. Such determination could limit the utilization of these tax credit carryforwards.

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

Concentration of credit and supply risk

        We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the U.S. Where we are exposed to material credit risk, we generally require letters of credit or advance payments. No individual country outside of the U.S. accounted for more than 10% of net sales in any of the periods presented. Sales to U.S. customers are generally on open credit terms. In the U.S., we primarily sell our products through third-party resellers and experience individually significant annual sales volumes with major resellers. In 2002, we had sales to one customer of $22.2 million or 12% of consolidated net sales. No customers accounted for more than 10% of net sales in 2001 or 2000.

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

Recent accounting pronouncements

        In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations," which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. FAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. FAS No. 143 is effective for our 2003 fiscal year. The adoption of this statement is not expected to have a material impact on our financial statements.

        In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between FAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. FAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. FAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. The adoption of this statement is not expected to have a material impact on our financial statements.

        In November 2002, the Emerging Issues Task Force reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables" with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect that the adoption of this consensus will have a material impact on our financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of Statement No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The adoption of this statement is not expected to have a material impact on our financial statements.

        In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation," In addition, FAS No. 148 requires disclosure of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the annual disclosure provisions of FAS No. 148 in the financial statements for our fiscal year ended December 31, 2002 and will adopt the interim disclosure requirements beginning in the first quarter of 2003. The transition provisions of FAS No. 148 are currently not applicable to us as we continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly "Consolidation of Certain Special Purpose Entities" in its draft form, this interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," defines what these variable interest entities are and provides guidelines on how to identity them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Currently, we do not have any variable interest entities, and we do not expect the adoption of FIN 46 will have a material impact on our financial statements.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

        In June 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets," which supercede Accounting Principles Board Opinion No. 17, "Intangible Assets." FAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill. FAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and intangibles having an indefinite life. Under a non-amortization approach, goodwill and certain intangible assets are no longer amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than fair value.

        We adopted FAS No. 142 on January 1, 2002. Accordingly, we reclassified an assembled workforce intangible asset with an unamortized balance of $1.1 million and a related deferred tax liability of $383,000 to goodwill on January 1, 2002. FAS No.142 prescribes a two-phase process for impairment testing of goodwill and the timing of transitional impairment steps. The first phase identifies indications of impairment; while the second phase (if necessary), measures the impairment. As required by FAS No. 142, we performed a transitional impairment test on goodwill as of January 1, 2002. As a result of the impairment test, we recorded a $5.9 million cumulative effect of an accounting change associated with our foreign reporting unit which included the goodwill generated from the acquisition of Mackie Italy.

        During the fourth quarter of 2002, we reviewed our remaining goodwill as required by FAS No. 142. This impairment testing is in addition to the transitional impairment testing and is to be done on an annual basis. In connection with this test, we recorded an impairment charge of $14.5 million and reduced the carrying value of our goodwill generated from the acquisitions of EAW and Mackie Designs Engineering Services BVBA to zero. In both the transitional and annual impairment tests, we estimated the fair value of our reporting units using a discounted cash flow analyses.

        The results for the years ended December 31, 2001 and 2000 do not reflect the provisions of FAS No. 142. Had we adopted the non-amortization provision of FAS No. 142 on January 1, 2000, the net income (loss) and the related per-share amounts as adjusted would have been presented as follows:

	2001	2000
	(In thousands, except for per share data)
Net income (loss):
As reported	$(5,329)	$6,226
Add: goodwill and assembled workforce amortization, net of taxes	1,431	966

Adjusted net income (loss)	$(3,898)	$7,192

Basic net income (loss) per share:
As reported	$(0.43)	$0.51
Add: goodwill and assembled workforce amortization, net of taxes	0.12	0.08

Adjusted basic net income (loss) per share	$(0.31)	$0.59

Diluted net income (loss) per share:
As reported	$(0.43)	$0.49
Add: goodwill and assembled workforce amortization, net of taxes	0.12	0.07

Adjusted diluted net income (loss) per share	$(0.31)	$0.56

4. ACQUISITIONS

        In April 2001, we acquired all the outstanding shares of Mackie Designs Engineering Services BVBA, formerly known as Sydec N.V. Mackie Designs Engineering Services develops products and services in the area of embedded electronics and software, networking, digital signal processing and Windows™ 95/98/NT/2000 driver and application development. The acquisition was accounted for under the purchase method of accounting and included performance incentives for the prior owners involving 200,000 options to purchase Mackie common stock at an exercise price of $0.01 vesting over a two-year period. The aggregate purchase price, plus related acquisition costs, was approximately $4.4 million. $3.4 million of this amount was paid in 2001 and 2002; the remaining $1.0 million is scheduled to be paid in 2003. The entire purchase price is in excess of the net tangible assets acquired and was included in intangible assets at the date of acquisition. A total of $1.0 million of the purchase consideration was specifically allocated to developed technology. The remaining $3.4 million was allocated to goodwill. In 2002, the carrying value of this goodwill was reduced to zero in connection with our annual impairment review in accordance with FAS No. 142. At December 31, 2002, the developed technology was reduced to zero in connection with our review for potential impairment of long-lived assets. Through 2002 it was amortized on the straight-line method over 5 years. The results of Mackie Designs Engineering Services have been included in our consolidated results of operations from the date of acquisition.

        In April 2000, we acquired all of the outstanding shares of Eastern Acoustic Works, Inc which designs and manufactures loudspeaker systems, including integrated signal processing for the installed and live sound markets. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price, plus related acquisition costs, was approximately $19.6 million. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $18.7 million. A total of $6.6 million of the purchase consideration was specifically allocated to identifiable intangible assets, including developed technology of $5.2 million and trademark of $1.4 million. The remaining $12.1 million was considered to be goodwill. In 2002, the carrying value of this goodwill was reduced to zero in connection with our annual impairment review in accordance with FAS No. 142. Developed technology and trademark are being amortized on the straight-line method over 20 years. The results of EAW are included in our consolidated results of operations from the date of acquisition.

5. RESTRICTED INVESTMENTS

        Mackie Italy holds various zero-coupon Italian bank bonds as collateral for two bank term loans. The bonds aggregated $5.4 million and $3.9 million at December 31, 2002 and 2001, respectively, and are carried at amortized cost, which approximates market value. At December 31, 2002, these bonds are included in Prepaid expenses and other current assets on the Consolidated Balance Sheet. At December 31, 2001, they are included in Other assets, net. The bank bonds have various maturities ranging through 2003. The interest rates on these bonds range from 4.7% to 7.0%, with average rates of 6.9% at both December 31, 2002 and 2001. These bonds are treated as held-to-maturity and are restricted as to their use.

6. INVENTORIES

        Inventories consist of the following:

	December 31,
	2002	2001
	(In thousands)
Raw materials	$22,246	$17,506
Work in process	3,346	4,073
Finished goods	24,573	29,928

	$50,165	$51,507

7. INTANGIBLE ASSETS

        Intangible assets with finite lives consist of the following:

	December 31,
	2002	2001
	(In thousands)
Developed technology	$5,200	$6,200
Trademark	1,380	1,380

	6,580	7,580
Less accumulated amortization	905	726

	$5,675	$6,854

        Amortization expense for intangible assets was $541,000 in 2002. At December 31, 2002, we reviewed our intangible assets for potential impairment and determined that the carrying value of the developed technology recorded in connection with our acquisition of Mackie Designs Engineering Services BVBA would not be recoverable. Accordingly, we recorded an impairment charge of $763,000 due to the unsatisfactory results of this entity. Expected future amortization expense related to identifiable intangible assets for the next five fiscal years is as follows:

(In thousands)
Year ending December 31, 2003	$329
Year ending December 31, 2004	329
Year ending December 31, 2005	329
Year ending December 31, 2006	329
Year ending December 31, 2007	329

8. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

	December 31,
	2002	2001
	(In thousands)
Land	$2,042	$1,737
Buildings	4,888	3,588
Machinery and equipment	33,870	30,844
Furniture and fixtures	11,053	10,830
Leasehold improvements	5,423	5,190

	57,276	52,189
Less accumulated depreciation and amortization	35,233	26,518

	$22,043	$25,671

        At December 31, 2002, we reviewed our property, plant and equipment for potential impairment and determined that the carrying value of these assets at certain of our European facilities would not be recoverable. Accordingly, due to the unsatisfactory results in Belgium and other European offices, we recorded an impairment charge of $540,000.

9. INCOME TAXES

        Components of income (loss) before income taxes and cumulative effect of a change in accounting principle are as follows:

	2002	2001	2000
	(In thousands)
U. S.	$(25,614)	$(2,134)	$9,212
Foreign	(8,208)	(4,801)	1,255

Income (loss) before income taxes and cumulative effect of a change in accounting principle	$(33,822)	$(6,935)	$10,467

        The provision (benefit) for income taxes is as follows:

	2002	2001	2000
	(In thousands)
Current income taxes:
U. S. federal	$(4,062)	$(532)	$3,919
Foreign	32	1,312	1,139

Total current	(4,030)	780	5,058
Deferred income taxes:
U. S. federal	1,256	(1,006)	(826)
State and local	—	(73)	(131)
Foreign	940	(1,307)	140

Total deferred	2,196	(2,386)	(817)

Total provision (benefit) for income taxes	$(1,834)	$(1,606)	$4,241

        The tax effects of temporary differences and carryforwards that give rise to significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
	(In thousands)
Deferred tax assets:
Accrued expenses	$929	$921
Bad debt allowance	707	385
Inventory adjustments	3,843	3,547
Net operating loss carryforwards	1,656	1,291
Intangible assets	1,748	166
Tax credit carryforwards	392	—
Other items	531	666

	9,806	6,976
Less valuation allowance	(5,453)	(99)

	4,353	6,877
Deferred tax liabilities:
Property, plant and equipment	2,312	2,241
Specifically identifiable intangible assets	2,041	2,533
Other	—	667

Total deferred tax liabilities	4,353	5,441

Net deferred tax assets	$—	$1,436

        Deferred tax assets of foreign jurisdictions comprised $2.1 million and $3.2 million at December 31, 2002 and 2001, respectively. Deferred tax liabilities of foreign jurisdictions comprised $1.9 million and $2.1 million at December 31, 2002 and 2001, respectively.

        Reconciliation from the U.S. statutory income tax rate of 34% to the effective income tax rate is as follows:

	2002	2001	2000
	(In thousands)
Tax at the statutory rate	$(11,499)	$(2,358)	$3,559
Research and development tax credit	(100)	(413)	(398)
Foreign sales corporation / extraterritorial income benefit	(459)	(16)	(336)
Nondeductible expenses and other permanent differences	450	249	464
Goodwill impairment and amortization	3,831	124	253
Foreign tax greater than U.S. statutory rate	589	897	587
Increase in valuation allowance	5,354	—	—
State taxes, net of federal impact	—	(89)	112

	$(1,834)	$(1,606)	$4,241

        At December 31, 2002 we had U.S. and international net operating loss carryforwards of approximately $4.3 million. These carryforwards generally begin expiring in 2013.

        The valuation allowance for deferred tax assets increased by approximately $5,354,000 in 2002 and did not change in 2001. This valuation allowance was determined to be necessary since the utilization of our deferred tax assets depends on future profits, which are not assured.

10. DEBT AND LIQUIDITY

        A Loan and Security Agreement with a new lender was finalized in March 2003 and provides for a $26.0 million revolving line of credit. This lender has also provided a $2.5 million term loan. Principal payments on the term loan are due in equal monthly payments over five years, beginning in July 2003. Interest is due monthly and is calculated at the bank's prime rate plus a specified margin. Both the revolving line of credit and term loan are secured by all U.S. assets including, but not limited to, accounts receivable, inventory, fixed assets, intangible assets and patents. Additionally, a portion of the revolving line of credit is provided in the U.K. and is secured by accounts receivable of Mackie Designs Plc. (U.K.). Our previous U.S. lender has provided a loan totaling $11.0 million which is subordinate to the Loan and Security Agreement with our new lender. This subordinated loan and the $2.5 million new term loan satisfied the existing U.S. Term Loans. Principal on the subordinated loan is due beginning in May 2004 based upon our 2003 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and certain debt repayments. Interest accrues at a rate of 10% and is paid on a regular basis as we have availability under the Loan and Security Agreement. In addition to its equity investment, Sun Mackie has provided $4.0 million of debt financing which also funded in March 2003. Interest accrues at 15% and is paid annually beginning March 2004. The principal is due in a lump sum payment in 2007. In connection with the loan from Sun Mackie, we have issued warrants to purchase an additional 1.2 million common shares at an exercise price of $.01 per share.

        As a result of restructuring the line of credit and term loans, we have reclassified term loan amounts that were previously shown as long-term debt callable under covenant provisions in interim condensed consolidated financial statements to long term debt.

  Short-term borrowings

        Short-term borrowings consisted of the following at December 31:

	2002	2001
	(In thousands)
U.S. line of credit	$18,918	$20,988
Non U.S. short-term credit facilities	20,234	14,407

	$39,152	$35,395

        At December 31, 2002 we had a credit agreement with a U.S. bank which provided a revolving bank line and two term loans. See Long-term debt for additional detail on this agreement. The line of credit provided up to $25.0 million of short-term borrowing subject to certain limitations. These limitations reduced the actual availability to 20.9 million. This line of credit also provided a guarantee of approximately $1.6 million of our debt in Italy. At December 31, 2002, there was $18.9 million outstanding on the line and $400,000 available. Borrowings under this line of credit bear interest at the bank's prime rate or LIBOR plus a specified margin. At December 31, 2002 the average interest rate in effect was 5.6%.

        We have agreements with several banks in Italy that provide short-term credit facilities totaling approximately $30.5 million. These limitations reduced the actual availability to approximately $25.9 million. At December 31, 2002, there was $19.9 million outstanding on these facilities. The majority of these credit facilities are secured by receivables of Mackie Italy. Interest rates on these credit facilities averaged 4.6% at December 31, 2002.

        Finally, we have a line of credit with a bank in Belgium totaling approximately $335,000. This loan is secured by certain assets of Mackie Designs Engineering Services, and is guaranteed in part by the U.S. Company.

        The weighted-average interest rate on total short-term borrowings was 5.1% at December 31, 2002 and 5.3% at December 31, 2001.

  Long-term debt

        Long-term debt consisted of the following at December 31:

	2002	2001
	(In thousands)
U.S. Term loans	$13,933	$15,563
Capital leases	54	216
Mortgage on Italy property	5,208	—
Bank term loan	6,612	3,785
Other notes	2,405	3,711

	28,212	23,275
Less current portion	7,946	3,874

	$20,266	$19,401

        At December 31, 2002, we had a credit agreement with a U. S. bank covering a revolving bank line of credit and two term loans. Under the terms of this agreement, we were required to maintain certain financial ratios and tangible net worth. The agreement also provided, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. There were two U.S. term loans. The Term Loan A principal balance was $5.3 million at December 31, 2002, the principal amount of Term Loan B was $8.6 million at December 31, 2002. At December 31, 2002 and September 30, 2002, we were out of compliance with certain of our financial covenants. We were also out of compliance with certain of these covenants in 2001 and the first quarter of 2002, but were able to restructure the covenants and receive waivers for the 2001 and first quarter 2002 violations.

        There are other bank term loans and notes in Italy totaling approximately $13.9 million at December 31, 2002. These amounts are denominated in a combination of Euro and U.S. dollar. The mortgage is secured by land and building in Italy. Principal payments of $326,000 are due two times per year beginning May 2005. Interest is based on EURIBOR plus a specified margin, 4.5% at December 31, 2002. There are two foreign bank term loans. The first, totaling $1.6 million at December 31, 2002 was secured by a letter of credit from Mackie Designs Inc. in the U.S. and was repaid on January 3, 2003. The second, totaling $5.0 million is secured by bank bonds held by Mackie Italy, which will be used to repay the principal amount of the loan at the time of maturity in 2003. This loan bears interest at the six-month LIBOR rate plus a specified margin, 3.9% at December 31, 2002. The other notes bear interest at rates of between 4.1% and 7.0% and are due through 2013.

        Finally, we have a long-term loan with a bank in Belgium totaling approximately $265,000. This loan is secured by certain assets of Mackie Designs Engineering Services, and is guaranteed in part by the U.S. Company. The Belgian bank has demanded that this loan be repaid. Consequently, the entire amount is classified as current.

        Aggregate annual principal payments of long-term debt after 2002 are stated below. These repayment amounts relate to the debt as restructured in March 2003 including $3.9 million of additional principal borrowed subsequent to December 31, 2002. Repayments under this schedule include debt of Mackie Italy and other non-U.S. subsidiaries totaling $14.2 million and debt of Mackie Designs Inc. totaling $17.8 million. The $17.8 million represents $17.5 million associated with the three loans described above and $300,000 paid on long-term debt in 2003 prior to the debt restructure.

(In thousands)
2003	$7,946
2004	2,581
2005	3,151
2006	9,777
2007	4,875
Thereafter	3,750

$32,080

11. EMPLOYEE AND OTHER LIABILITIES

        Under Italian law, employees of our subsidiaries in Italy are entitled to severance benefits calculated primarily based upon compensation and length of service. These severance benefits vest immediately and are payable upon the employee's separation from the Company. This liability aggregated approximately $3.7 million and $2.9 million at December 31, 2002 and 2001, respectively. In addition, commissioned sales agents of Mackie Italy are entitled to similar severance benefits based upon commissions earned and length of service. This liability aggregated approximately $650,000 and $550,000 at December 31, 2002 and 2001, respectively. Under these severance programs, expense of approximately $800,000, $680,000 and $720,000 was recognized in 2002, 2001 and 2000, respectively.

        The termination indemnity liability is calculated in accordance with local civil and labor laws based on each employee's length of service, employment category and remuneration. There is no vesting period or funding requirement associated with the liability. The liability recorded on the balance sheet is the amount that the employees would be entitled to if the employees terminated at that date.

12. RELATED-PARTY TRANSACTIONS

        In 2001 and 2000, we had an agreement to receive marketing and sales services from a company in which one of our directors and shareholders was a partner. This agreement was substantially similar to agreements we have with our other independent representatives. Expenses under this agreement amounted to $456,000 in 2001 and $399,000 in 2000.

        We made a non-interest bearing loan to James T. Engen, Chief Executive Officer and director, in November 1999 for relocation expenses. The principal amount of the loan, $250,000, is due and payable in full upon the earlier of October 31, 2004 or Mr. Engen's termination. Payments to reduce this amount began in December 2002. As of December 31, 2002, the unpaid principal amount of this loan was $174,000.

        We also have a facility lease with a related party as disclosed in Note 16.

13. EMPLOYEE BENEFIT PLANS

        We currently have qualified profit-sharing plans under the provisions of Internal Revenue Code Section 401(k) for all U.S. based employees meeting the eligibility requirements. Contributions are based on a matching formula as defined in each of the plans. Additional contributions may be made at the discretion of the Board of Directors. Contributions to the respective plans vest ratably over a 5-year period. Contributions to the plan were $497,000, $560,000, and $500,000 in 2002, 2001, and 2000, respectively.

14. NET INCOME (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per share. Stock options representing 3,951,000, 4,746,000 and 1,707,000 shares in 2002, 2001 and 2000, respectively, were excluded from the calculation of diluted net income (loss) per share because they are antidilutive.

	2002	2001	2000
	(In thousands, except for per share data)
Numerator:
Net income (loss) before cumulative effect of a change in accounting principle	$(31,988)	$(5,329)	$6,226
Cumulative effect of a change in accounting principle	(5,940)	—	—

Numerator for basic and diluted net income (loss) per share	$(37,928)	$(5,329)	$6,226

Denominator:
Denominator for basic net income (loss) per share—weighted-average shares	12,489	12,391	12,211
Dilutive potential common shares from stock options	—	—	571

Denominator for diluted net income (loss) per share	12,489	12,391	12,782

Basic net income (loss) per share:
Net income (loss) before cumulative effect of a change in accounting principle	$(2,56)	$(0.43)	$0.51
Cumulative effect of a change in accounting principle	(0.48)	—	—

Basic net income (loss) per share	$(3.04)	$(0.43)	$0.51

Diluted net income (loss) per share:
Net income (loss) before cumulative effect of a change in accounting principle	$(2.56)	$(0.43)	$0.49
Cumulative effect of a change in accounting principle	(0.48)	—	—

Diluted net income (loss) per share	$(3.04)	$(0.43)	$0.49

15. SHAREHOLDERS' EQUITY

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

        In connection with the acquisitions of Mackie Designs Engineering Services and EAW, certain key employees of these entities were granted a total of 399,998 non-qualified stock options with an exercise price of $0.01. These options are linked to continued employment and vest ratably over a two-year period from the respective grant date. We recognize compensation expense related to these options on a straight-line basis over the two-year vesting period.

        At December 31, 2002, 2,018,517 shares of common stock were available for future grants under our stock option plan.

        The following table summarizes the stock option activity for the three-year period ended December 31, 2002:

	Shares subject to option	Weighted average exercise price
	(In thousands)
Options outstanding at December 31, 1999	3,411	$5.94
Granted	1,087	$4.88
Forfeited	(105)	$6.21
Exercised	(265)	$5.55

Options outstanding at December 31, 2000	4,128	$5.68
Granted	852	$5.12
Forfeited	(182)	$5.24
Exercised	(52)	$0.01

Options outstanding at December 31, 2001	4,746	$5.66
Granted	522	$3.56
Forfeited	(1,185)	$5.84
Exercised	(132)	$0.01

Options outstanding at December 31, 2002	3,951	$5.26

        At December 31, 2002, 2001 and 2000 a total of 2,685,304, 3,041,281 and 2,403,775 options were exercisable, respectively. The weighted average exercise price of these options was $5.73, $5.95 and $6.01, respectively.

        The following table summarizes information about options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding (In thousands)	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable (In thousands)	Weighted average exercise price
$0.01	200	7.75	$0.01	100	$0.01
$1.17 - 5.00	760	8.52	$3.90	199	$4.70
$5.01 - 6.00	1,898	4.74	$5.51	1,422	$5.59
$6.01 - 8.75	1,093	5.57	$6.73	964	$6.76

	3,951	5.85	$5.26	2,685	$5.73

16. COMMITMENTS AND CONTINGENCIES

  Commitments

        Our primary facility in Woodinville, Washington is owned by three individuals each of who was a significant shareholder and director in 2002. The monthly rent stated in the lease is $56,613, adjusted annually for changes in the Consumer Price Index. Monthly rent expense as of December 31, 2002 was $65,495, the lease expires December 31, 2006. Annual rent expense under this lease was $800,000 in 2002, 2001 and 2000. We do not expect significant increases in rent expense during the remaining years of the lease term in relation to Consumer Price Index adjustments. Taxes, insurance, utilities, and maintenance are our responsibility. Additionally, we lease other facilities in Woodinville, Washington as well as Whitinsville, Massachusetts and other sales and service offices at various sites in the United States, Europe and Asia.

        Future minimum rental payments under the equipment and facility leases at December 31, 2002 are as follows:

(In thousands)
2003	$2,370
2004	1,868
2005	1,508
2006	941
2007	64

        Total rent expense for 2002, 2001, and 2000 was $3.0 million, $2.4 million, and $2.2 million, respectively.

  Contingencies

        Subrogated claims have been asserted against us from insurance companies who prior to our acquisition of Eastern Acoustic Works, Inc. (EAW), paid claims made by EAW's landlord and other tenants of the Whitinsville building who were affected by a fire started by a loaned employee in a portion of the building in 1996. The potential loss from this claim may exceed $4 million inclusive of interest; some portion of which we anticipate would be covered by insurance. We expect the matter to come to trial in July 2003. We believe that these losses are not attributable to us under Massachusetts' law and are vigorously defending the litigation. The claims of the other tenants have been covered by EAW's insurance carrier. The ultimate resolution of this matter is not known at this time. No provision has been made in our consolidated financial statements related to these claims.

        We are also involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

17. SEGMENT AND GEOGRAPHIC INFORMATION

        Major operations outside the U.S. include manufacturing facilities in Italy, and sales and support offices in Germany, the United Kingdom, and France. Certain geographic information for the three years ended December 31, 2002 is presented in the table that follows. Sales between affiliated entities are excluded from these numbers. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. The profit on transfers between geographic areas is not recognized until sales are made to non-affiliated customers. Long-lived assets exclude bonds and deferred income taxes and are those assets that can be directly associated with a particular geographic area. Of the non-U.S. assets below, $10,061,000 are located in Italy.

        Sales to customers outside of the U.S. approximated 47%, 49%, and 44% of net sales in 2002, 2001, and 2000, respectively.

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Net sales:
U.S.	$99,444	$105,930	$115,466
Non-U.S.	88,558	100,609	92,010

	$188,002	$206,539	$207,476

Long-lived assets:
U.S.	$17,929	$15,940	$13,345
Non-U.S.	10,528	10,265	11,978

	$28,457	$26,205	$25,323

        Business segments were previously identified using primarily geographic factors. There have been continuing changes within the structure of our internal reporting that have caused the composition of these segments to change. As a result, we now have one segment. The factory in Italy as well as third-party facilities in China produce certain products that are comparable to those produced in U.S. factories. Other functional operations are consolidated across the organization. It is impracticable to report revenues by product groups.

        Net assets of our foreign operations were approximately $2.6 million and $10.7 million at December 31, 2002 and 2001, respectively.

18. QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands, except per share data)

2002	First	Second	Third	Fourth(1)
Net sales	$49,119	$48,798	$46,404	$43,681
Gross profit	$15,927	$15,257	$13,417	$2,080
Impairment of goodwill and other long-lived assets	$—	$—	$—	$15,829
Cumulative effect of a change in accounting principle	$(5,940)	$—	$—	$—
Net loss	$(6,186)	$(1,352)	$(934)	$(29,456)
Net loss per share	$(0.50)	$(0.11)	$(0.07)	$(2.36)
2001	First	Second	Third	Fourth
Net sales	$57,207	$54,046	$48,431	$46,855
Gross profit	$19,771	$16,131	$11,513	$14,155
Net income (loss)	$962	$(1,797)	$(3,835)	$(659)
Basic and diluted net income (loss) per share	$0.08	$(0.15)	$(0.31)	$(0.05)

(1)
Inventory adjustments of approximately $6.6 million related to products no longer marketable and excess material were recorded in the fourth quarter of 2002.

19. SUBSEQUENT EVENT

        On February 21, 2003, we finalized an agreement with Sun Capital Partners, Inc., a private investment firm, whereby Sun Mackie, LLC, an affiliate of Sun Capital Partners, purchased approximately 14.4 million shares of our common stock for $10.0 million. Sun Mackie acquired approximately 7.4 million of these shares from certain selling shareholders. It acquired approximately

6.9 million newly issued shares directly from the Company for approximately $6.3 million. Net proceeds after transaction related costs were approximately $3.6 million. As a result of this transaction, Sun Mackie owned approximately 74% of our outstanding shares as of this date.

        Also, on February 21, 2003, we entered into a Management Services Agreement with Sun Capital Partners Management, LLC, an affiliate of Sun Capital Partners, Inc., whereby Sun Capital Partners Management will provide financial and management consulting services. The agreement is effective as of the date of signing and provides for an annual fee equal to the greater of $400,000 or 6% of EBITDA, as defined in the agreement, but not to exceed $1.0 million.

        In addition to its equity investment, Sun Mackie has provided $4.0 million of debt financing in connection with the refinancing of our U.S. debt. In consideration of the financing, we issued Sun Mackie warrants to purchase an additional 1.2 million shares of common stock at an exercise price of $.01 per share. (See Note 10 for additional information regarding debt refinancing.)

        As of February 21, 2003, Gregory C. Mackie resigned as a director of the Company, and entered into a Consulting Agreement whereby he will provide services, upon our request, for a period of three years. In connection with this agreement, there is a noncompete provision which lasts for five years from the date of the agreement. As compensation for this noncompete provision, Mr. Mackie has been granted 170,000 stock options at an exercise price of $1.02 per share and has had an additional 330,000 existing options modified to comparable terms. The charge for these options will be amortized over the life of the agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

        The information required by Part III (Items 10, 11, 12 and 13) will be included in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures, as of a date within 90 days of the date of filing of this Annual Report. Based on that evaluation, they have concluded that, as of the evaluation date, the disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in this Annual Report. There have been no significant changes in the internal controls, or in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Documents filed as part of this report:

    1. Consolidated Financial Statements:

        All financial statement schedules are omitted since the required information is not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

  (b)
  Reports on Form 8-K:

        None.

  (c)
  Exhibits: See Index to Exhibits on page 52.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKIE DESIGNS INC.
By:	/s/ JAMES T. ENGEN James T. Engen President, Chief Executive Officer and Director
Date:	April 15, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2003.

Signature	Title

/s/ JAMES T. ENGEN James T. Engen	President, Chief Executive Officer and Director
/s/ WILLIAM A. GARRARD William A. Garrard	Chief Financial Officer, Vice President Finance, Secretary and Treasurer (Principal Financial and Accounting Officer)
/s/ MARC J. LEDER Marc J. Leder	Chairman of the Board and Vice President
/s/ RODGER R. KROUSE Rodger R. Krouse	Director and Vice President
/s/ CLARENCE E. TERRY Clarence E. Terry	Director and Vice President
/s/ JON W. GACEK Jon W. Gacek	Director
/s/ GREGORY W. RIKER Gregory W. Riker	Director

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, James T. Engen, certify that:

(1)
I have reviewed this annual report on Form 10-K of Mackie Designs Inc;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003	By:	/s/ JAMES T. ENGEN James T. Engen President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, William A. Garrard, hereby certify that:

(1)
I have reviewed this annual report on Form 10-K of Mackie Designs Inc;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: April 15, 2003	By:	/s/ WILLIAM A. GARRARD William A. Garrard Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
(Item 15c)

Exhibits	Description
2.1	Plan of Merger of Mackie Designs Inc and Eastern Acoustic Works, Inc. dated October 2001. Incorporated by reference to Exhibit 2.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
2.2	Stock Purchase Agreement, dated as of January 16, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated January 16, 2003.
2.3	First Amendment to Stock Purchase Agreement, dated as of February 7, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 21, 2003.
2.4	Second Amendment to Stock Purchase Agreement, dated as of February 13, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K dated February 21, 2003.
2.5	Third Amendment to Stock Purchase Agreement, dated as of February 21, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K dated February 21, 2003.

2.6	Management Services Agreement, dated as of February 21, 2003 by and between Mackie Designs Inc. and Sun Capital Partners Management, LLC. Incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K dated February 21, 2003.
2.7	Post-Closing Funding Agreement, dated as of February 21, 2003, by and between Mackie Designs Inc. and Sun Mackie, LLC. Incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K dated February 21, 2003.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 or Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.
*3.2	Second Amended and Restated Bylaws.
4.1	See Articles II, III, IV, IX, X and XI of Exhibit 3.1 and Articles I, V, VI and VII of Exhibit 3.2 confirming the rights of the holders of Common Stock.
10.1	Mackie Designs Inc. Third Amended and Restated 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.2	Industrial Lease, dated December 15, 1994, by and between Mackie Holdings, L.L.C. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.3 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.
10.2.1	Amendment to Industrial Lease dated December 12, 2001 by and between Mackie Holdings, L.L.C. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.2.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.3	Industrial Real Estate Lease dated April 28, 1995, by and between Woodinville II LLC, successor in interest to Intrawest Properties Partnership U.S. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.4 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.
10.4	Mackie Designs Inc. 401(k) Profit Sharing Plan dated December 20, 1993. Incorporated by reference to Exhibit 10.15 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.
10.5	Loan and Security Agreement, dated March 31, 2003, by and among Mackie Designs Inc. and Mackie Designs UK Plc, as borrowers, Mackie Designs Manufacturing, Inc., SIA Software Company, Inc. and Mackie Investment Co., as guarantors, and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions named from time to time as parties thereto as lenders. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 31, 2003.
10.6	Term Promissory Note, dated March 31, 2003, made by Mackie Designs Inc. to the order of Congress Financial Corporation in the principal amount of $2,500,000. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 31, 2003.
10.7	Pledge and Security Agreement, dated March 31, 2003, made by Mackie Designs Inc. to and in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated March 31, 2003.

10.8	Patent Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated March 31, 2003.
10.9	Copyright Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated March 31, 2003.
10.10	Trademark Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated March 31, 2003.
10.11	Guarantee, dated March 31, 2003, made by Mackie Designs Manufacturing, Inc., SIA Software Company, Inc. and Mackie Investment Co. for and on behalf of Mackie Designs Inc. in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions which are parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K dated March 31, 2003.
10.12	Guarantee, dated March 31, 2003, made by Mackie Designs Inc., Mackie Designs Manufacturing, Inc., SIA Software Company, Inc. and Mackie Investment Co. for and on behalf of Mackie Designs UK Plc in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions which are parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated March 31, 2003.
10.13	Second Amended and Restated Subordination Credit Agreement, dated March 31, 2003, between and among U.S. Bank National Association, as lender, Mackie Designs Inc., as borrower, and Mackie Designs Manufacturing, Inc., SIA Software Company, Inc., and Mackie Investment Co., as guarantors. Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated March 31, 2003.
10.14	Intercreditor and Subordination Agreement, dated March 31, 2003, by and among Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions from time to time party to the Senior Loan Agreement as lenders, and U.S. Bank National Association. Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated March 31, 2003.
10.15	Stock Purchase Warrant, dated March 31, 2003, issued by Mackie Designs Inc. to Sun Mackie, LLC for the right to purchase 1,179,429 shares of common stock. Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K dated March 31, 2003.
10.16	Subordinated Promissory Note, dated March 31, 2003, made by Mackie Designs Inc. to the order of Sun Mackie, LLC in the principal amount of $3,931,429. Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K dated March 31, 2003.

10.17	Loan Agreement dated October 21, 1999 between James T. Engen and Mackie Designs, Inc. in the amount of $250,000. Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.18	Employment Agreement dated May 19, 1997 between William A. Garrard and Mackie Designs Inc. Incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q for the period ended June 30, 1997.
10.19	Second Amendment to Employment Agreement between William A. Garrard and Mackie Designs Inc dated September 28, 1999. Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
*21.1	Subsidiaries of Mackie Designs Inc.
*23.1	Consent of KPMG LLP, Independent Auditors.
*99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

QuickLinks

MACKIE DESIGNS INC. FORM 10-K For the Year Ended December 31, 2002
PART I
  Item 1. Business
RISK FACTORS
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Securities Holders
PART II
  Item 5. Market for Common Stock and Related Shareholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Consolidated Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
MACKIE DESIGNS INC. CONSOLIDATED BALANCE SHEETS
MACKIE DESIGNS INC. CONSOLIDATED STATEMENTS OF OPERATIONS
MACKIE DESIGNS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
MACKIE DESIGNS INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
MACKIE DESIGNS INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
INDEX TO EXHIBITS (Item 15c)