Form 10-Q
period 2003-03-31
MACKIE DESIGNS INC
filed 2003-05-15
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	19,499,969
Class	Number of Shares Outstanding (as of March 31, 2003)

MACKIE DESIGNS INC.

FORM 10-Q
For the quarter ended March 31, 2003

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MACKIE DESIGNS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2003	December 31, 2002
	(In thousands, except for share data)
ASSETS
Current assets:
Cash	$1,714	$3,062
Accounts receivable, less allowance for doubtful accounts of $3,019 and $2,684, respectively	29,691	31,225
Income taxes receivable	2,216	2,437
Inventories	45,074	50,165
Prepaid expenses and other current assets	7,670	6,269
Deferred income taxes	1,938	1,875
Total current assets	88,303	95,033

Property, plant and equipment, net	20,470	22,043
Intangible assets, net	5,870	5,675
Other assets, net	1,199	1,204

Total assets	$115,842	$123,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$33,882	$39,152
Accounts payable	20,867	22,235
Accrued liabilities	10,613	10,670
Income taxes payable	1,059	140
Current portion of long-term debt	6,108	7,946
Total current liabilities	72,529	80,143

Long-term debt, excluding current portion	23,469	20,266
Employee and other liabilities	4,585	4,435
Deferred income taxes	1,938	1,875
Total liabilities	102,521	106,719

Commitments and contingencies

Shareholders’ equity:
Common stock	33,919	29,345
Accumulated deficit	(19,766)	(11,372)
Accumulated other comprehensive loss	(832)	(737)
Total shareholders’ equity	13,321	17,236

Total liabilities and shareholders’ equity	$115,842	$123,955

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2003	2002
	(In thousands, except for per share data)

Net sales	$40,539	$49,119
Cost of sales	32,902	33,192
Gross profit	7,637	15,927

Operating expenses:
Selling, general and administrative	12,149	12,519
Research and development	2,649	2,635
	14,798	15,154
Operating income (loss)	(7,161)	773

Other income (expense):
Interest income	104	106
Interest expense	(900)	(1,085)
Other	188	(146)
	(608)	(1,125)

Loss before income taxes and cumulative effect of a change in accounting principle	(7,769)	(352)

Provision (benefit) for income taxes	625	(106)

Loss before cumulative effect of a change in accounting principle	(8,394)	(246)
Cumulative effect of a change in accounting principle	—	(5,940)
Net loss	$(8,394)	$(6,186)

Basic and diluted net loss per share:

Loss before cumulative effect of a change in accounting principle	$(0.54)	$(0.02)
Cumulative effect of a change in accounting principle	—	(0.48)
Basic and diluted net loss per share	$(0.54)	$(0.50)

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2003	2002
	(In thousands)
Operating activities
Net loss	$(8,394)	$(6,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	5,940
Depreciation and amortization	2,183	1,840
Loss on asset dispositions	106	—
Deferred stock compensation	101	260
Deferred income taxes	—	(60)
Changes in operating assets and liabilities:
Accounts receivable	1,909	(3,044)
Inventories	5,822	(1,090)
Prepaid expenses and other current assets	325	(129)
Other assets	143	(105)
Accounts payable and accrued expenses	(1,975)	5,117
Income taxes	1,127	1,214
Other long term liabilities	(9)	37
Cash provided by operating activities	1,338	3,794

Investing activities
Cash used in investing activities – purchases of property, plant and equipment	(276)	(817)

Financing activities
Proceeds from sale of stock	3,583	—
Proceeds from long-term debt and warrants	17,500	—
Payments on long-term debt	(16,044)	(1,337)
Proceeds from new short-term borrowing	9,172	—
Net payments on short-term borrowings	(16,726)	(2,519)
Cash used in financing activities	(2,515)	(3,856)

Effect of exchange rate changes on cash	105	(18)

Decrease in cash	(1,348)	(897)

Cash at beginning of period	3,062	2,095

Cash at end of period	$1,714	$1,198

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
Three months ended March 31, 2003

			Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
	(In thousands)
Balance at December 31, 2002	12,556	$29,345	$(11,372)	$(737)	$17,236
Shares issued in private transaction, net of transaction costs of $2.7 million	6,936	3,583	—	—	3,583
Warrants issued	—	600	—	—	600
Options issued for covenant not to compete	—	290	—	—	290
Exercise of stock options	8	—	—	—	—
Amortization of deferred stock compensation	—	101	—	—	101
Net loss	—	—	(8,394)	—	—
Foreign currency translation adjustment	—	—	—	(95)	—
Comprehensive loss	—	—	—	—	(8,489)

Balance at March 31, 2003	19,500	$33,919	$(19,766)	$(832)	$13,321

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

1.                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Mackie Designs Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial statements and include the accounts of Mackie Designs Inc. and its subsidiaries. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. In our opinion, all normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of future financial results.

On February 21, 2003, we finalized an agreement with Sun Mackie, LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm, whereby Sun Mackie purchased approximately 14.4 million shares of our common stock for $10.0 million. Sun Mackie acquired approximately 7.4 million of these shares from certain selling shareholders. It acquired approximately 6.9 million newly issued shares directly from the Company for approximately $6.3 million. Net proceeds after transaction related costs were approximately $3.6 million. As a result of this transaction, Sun Mackie owns approximately 74% of our outstanding shares.

2.                       Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2003 and 2002. Stock options representing 3,666,000 and 4,961,000 shares in 2003 and 2002, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive. The 1.2 million warrants issued in connection with the debt to Sun Mackie (see note 7) and vested stock options at an exercise price of $.01 are considered outstanding common shares and are included in the denominator for computation of basic and diluted net loss per share.

	2003	2002
	(in thousands, except for per share data)
Numerator:
Net loss before cumulative effect of a change in accounting principle	$(8,394)	$(246)
Cumulative effect of a change in accounting principle	—	(5,940)
Numerator for basic and diluted net loss per share	$(8,394)	$(6,186)

Denominator for basic and diluted net loss per share – weighted average shares	15,665	12,429

Basic and diluted net loss per share:
Net loss before cumulative effect of a change in accounting principle	$(0.54)	$(0.02)
Cumulative effect of a change in accounting principle	—	(0.48)
Basic and diluted net loss per share	$(0.54)	$(0.50)

3.                       Comprehensive Loss

Comprehensive loss for the three-month periods ended March 31, 2003 and 2002, is detailed below.

	2003	2002
	(in thousands)

Net loss	$(8,394)	$(6,186)
Other comprehensive loss:
Foreign currency translation adjustments	(95)	(220)
Comprehensive loss	$(8,489)	$(6,406)

4.                       Stock-Based Compensation

Stock-based employee compensation plans are accounted for using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We have adopted the disclosure-only provisions of FAS No. 123, “Accounting for Stock-Based Compensation” as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FAS No. 123.”

FAS No. 123, as amended by FAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, we apply the existing accounting rules under APB No. 25 and provide pro forma net loss and pro forma net loss per share disclosures for stock-based awards made during the year as if the fair value method defined in FAS No. 123, as amended, had been applied. Net loss and net loss per share for the three-month periods ended March 31, 2003 and 2002 changed as follows:

	2003	2002
	(in thousands, except for per share data)
Net income loss:
As reported	$(8,394)	$(6,186)
Add: Stock-based employee compensation included in reported net loss	67	170
Less: Stock-based employee compensation determined under fair-value based method	(352)	(433)
Pro forma	$(8,679)	$(6,449)
Basic and diluted net loss per share:
As reported	$(0.54)	$(0.50)
Pro forma	$(0.55)	$(0.52)

5.                       Inventories

Inventories consist of the following:

	March 31, 2003	December 31, 2002
	(in thousands)
Raw materials	$15,813	$22,246
Work in process	3,831	3,346
Finished goods	25,430	24,573
	$45,074	$50,165

6.                    Intangible Assets

Intangible assets consist of the following:

	March 31, 2003	December 31, 2002
	(in thousands)
Developed technology	$5,200	$5,200
Trademark	1,380	1,380
Covenant not to compete	285	—
	6,865	6,580
Less accumulated amortization	995	905
	$5,870	$5,675

In connection with the equity investment by Sun Capital Partners in February 2003, Gregory C. Mackie resigned as a director of the Company, and entered into a consulting agreement whereby he will provide services, upon our request, for a period of three years. There is a noncompete provision in this agreement for a period of five years from the date of the agreement. In exchange for this noncompete provision, Mr. Mackie was granted 170,000 stock options at an exercise price of $1.02 per share and an additional 330,000 of existing options were modified to comparable terms. The fair value of the vested options is $285,000 which has been recorded as an increase to common stock and a covenant not to compete. The covenant will be amortized over three years. The 170,000 unvested options will be marked to market at the end of each reporting period and the related expense will be recognized over the vesting period of the options.

7.                       Debt

On March 31, 2003, a Loan and Security Agreement with a new lender was finalized which provides for a $26.0 million revolving line of credit. This lender has also provided a $2.5 million term loan. Principal payments on the term loan are due in equal monthly payments over five years, beginning in July 2003. Interest is due monthly and is calculated at the bank’s prime rate plus a specified margin. Both the revolving line of credit and term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangible assets and patents. Additionally, a portion of the revolving line of credit is provided in the U.K. and is secured by accounts receivable of Mackie Designs UK Plc. Under the terms of this Loan and Security Agreement, we must meet certain operating covenants and maintain certain availability levels. Our previous U.S. lender has provided a loan totaling $11.0 million which is subordinate to the Loan and Security Agreement with our new lender. This subordinated loan and the $2.5 million term loan satisfied the existing U.S. term loans. Principal on the subordinated loan is due beginning in May 2004 based upon our 2003 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and certain debt repayments. Interest accrues at a rate of 10% and is paid on a regular basis as we have availability under the Loan and Security Agreement. In addition to its equity investment, Sun Mackie has provided $4.0 million of subordinated debt financing which also funded on March 31, 2003. Interest accrues at 15% and is paid annually beginning March 2004. The principal is due in a lump sum payment in 2007. In connection with the loan from Sun Mackie, we have issued warrants to purchase an additional 1.2 million common shares at an exercise price of $.01 per share.  The $4.0 million of proceeds from the issuance of the debt and warrants was allocated based on the estimated relative value of each of the securities. The value assigned to the debt was $3.4 million; the value assigned to the warrants was $600,000. The resulting effective interest rate on the debt is 18.75%.

8.                       Guarantees

In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” except for standard indemnification and warranty provisions. Indemnification and warranty provisions contained within our sales agreements are generally consistent with those prevalent in our industry. The duration of product warranties is generally one to six years following delivery of products.

The warranty liability is summarized as follows (in thousands):

	Balance at December 31, 2002	Charged to cost of sales	Applied to liability	Balance at March 31, 2003
Three months ended March 31, 2003	$1,525	$1,010	$1,017	$1,518

9.                       Contingencies

Subrogated claims have been asserted against us from insurance companies who prior to our acquisition of Eastern Acoustic Works, Inc. (EAW), paid claims made by EAW’s landlord and other tenants of the Whitinsville building who were affected by a fire started by a loaned employee in a portion of the building in 1996. The potential loss from this claim may exceed $4 million inclusive of interest; some portion of which we anticipate would be covered by insurance. We expect the matter to come to trial in July 2003. We believe that these losses are not attributable to us under Massachusetts’ law and are vigorously defending the litigation. The claims of the other tenants have been covered by EAW’s insurance carrier. The ultimate resolution of this matter is not known at this time. No provision has been made in our consolidated financial statements related to these claims.

We are also involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. This discussion contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Actual results could differ materially from those discussed herein. The cautionary statements made in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K should be read as being applicable to all forward-looking statements wherever they appear. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning.

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

On February 21, 2003, we finalized an agreement with Sun Mackie, LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm, whereby Sun Mackie purchased approximately 14.4 million shares of our common stock for $10.0 million. Sun Mackie acquired approximately 7.4 million of these shares from certain selling shareholders. It acquired approximately 6.9 million newly issued shares directly from the Company for approximately $6.3 million. Net proceeds after transaction related costs were approximately $3.6 million. As a result of this transaction, Sun Mackie owns approximately 74% of our outstanding shares.

On March 31, 2003 we finalized a new Loan and Security Agreement that provides for a revolving line of credit of up to $26.0 million and a term loan of $2.5 million with a new lender. In addition, we finalized a three year subordinated loan of $11.0 million with our former principal U.S. lender and a $4.0 million four year subordinated note with Sun Mackie. In connection with the loan from Sun Mackie, we issued warrants to purchase an additional 1.2 million common shares at an exercise price of $.01 per share. The proceeds from these new borrowings were primarily used to replace the existing U.S. line of credit and satisfy other existing debt of approximately $13.6 million.

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

Revenue Recognition.  Revenues from sales of products, net of sales discounts, returns and allowances, are generally recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection of the resulting receivable is considered probable. Products are generally shipped “FOB shipping point” with no right of return. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for periods of between one and six years. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Statement of Operations. Conversely, if the allowance is decreased the tax provision will be credited. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

Results of Operations

Net sales decreased 17% to $40.5 million in the first quarter of 2003 from $49.1 million in the first quarter of 2002. The decrease related to lower volumes in both the U.S. and Europe. Additionally, we have reduced prices or offered discounts on certain products and have made decisions to streamline our product offerings to limit lower margin and lower volume products.

Gross profit decreased to 18.8% in the first quarter of 2003 from 32.4% in the first quarter of 2002. The lower gross margin primarily reflects the excess capacity in our factories created as we continue the transition and manufacture of products to contract manufacturers and scale our business to reduced volumes. Costs in the first quarter of 2003 include additional depreciation charges for manufacturing assets which will no longer be utilized after the transition is complete. Additionally, we have made certain inventory adjustments for material we believe will be excess in the future. We believe that our gross profit percentage will increase incrementally throughout 2003 as the transition efforts progress.

Selling, general and administrative expenses were $12.1 million or 30% of sales in the first quarter of 2003 as compared to $12.5 million or 26% of sales in the first quarter of 2002. Expenses in the first quarter of 2003 included certain one-time items related to the equity investment by Sun Mackie, LLC including run-off policies for directors’ and officers’ liability insurance totaling approximately $500,000. Severance costs incurred in connection with a reduction in headcount also affected the first quarter of 2003. Certain costs, such as commissions, which fluctuate with sales, were lower in the first quarter of 2003 than in the first quarter of 2002. Additionally, cost containment measures including reductions in marketing and tradeshow costs also contributed to the lower costs.

Research and development expenses were $2.6 million in the first quarter of 2003 and in the corresponding period of 2002. The first quarter 2003 amount represents 7% of sales in the first quarter of 2003 as compared to 5% of net sales in the first quarter of 2002 based upon the decrease in net sales.

Net other expense was $608,000 for the first quarter of 2003 as compared to $1.1 million in the first quarter of 2002. Included in this amount is interest expense which decreased to $900,000 in the first quarter of 2003 from $1.1 million in the corresponding period of 2002. The decrease relates to both lower debt balances and lower interest rates in the first quarter of 2003 versus the first quarter of 2002. Other income, comprised primarily of foreign exchange transaction gains and losses, was income of $188,000 in the first quarter of 2003 compared with an expense of $146,000 in the first quarter of 2002. These gains and losses are primarily the result of changes between the Euro and the U.S. Dollar.

Income tax expense for the first quarter of 2003 was $625,000 representing a tax expense on losses before income taxes of 8%. The tax primarily relates to our non-U.S. subsidiaries. No tax benefit is recognized in connection with our taxable losses as recognition of such benefit depends on future profits, which is not assured. Taxes for the first quarter of 2002 were a benefit of $106,000 representing an expected tax rate of 30.1%. We calculate the current tax rate based upon our estimate of the tax rate to be achieved for the full year.

Cumulative Effect of a Change in Accounting Principle

We adopted FAS No. 142 on January 1, 2002. As required by FAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of assembled workforce, and recorded a $5.9 million cumulative effect of a change in accounting principle in the first quarter of 2002.

Liquidity and Capital Resources

In February 2003, Sun Mackie, LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm, made a strategic equity investment in Mackie Designs totaling $6.3 million. Certain transaction related fees reduced funds received by us to approximately $3.6 million.

A Loan and Security Agreement with a new lender was finalized on March 31, 2003 and provides for a $26.0 million revolving line of credit. Availability under this line of credit is limited to eligible collateral which totaled $15.2 million at March 31, 2003. Total funds drawn at March 31, 2003 were $10.8 million and availability under the line was $4.4 million. Interest is due monthly calculated at the bank’s prime rate plus 0.75% or Eurodollar Rate plus 3.5%. This lender has also provided a $2.5 million term loan. Principal payments on the term loan are due in equal monthly payments over five years, beginning in July 2003. Interest is due monthly and is calculated at the bank’s prime rate plus a specified margin. Both the revolving line of credit and term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangible assets and patents. Additionally, a portion of the revolving line of credit is provided in the U.K. and is secured by accounts receivable of Mackie Designs UK Plc. Under the terms of this Loan and Security Agreement, we must meet certain operating covenants and maintain certain availability levels. The term of the agreement is three years.

Our previous U.S. lender has provided a loan totaling $11.0 million which is subordinate to the Loan and Security Agreement with our new lender. Principal is due beginning in May 2004 based upon our 2003 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and certain debt repayments. Interest accrues at a rate of 10% and is paid on a regular basis as we have availability under the Loan and Security Agreement. In addition to its equity investment, Sun Mackie has provided $4.0 million of debt financing which also funded in March 2003. Interest accrues at 15% and is paid annually beginning March 2004. The principal is due in a lump sum payment in 2007. In connection with the loan from Sun Mackie, we have issued warrants to purchase an additional 1.2 million common shares at an exercise price of $.01 per share. The $4.0 million of proceeds from the issuance of the debt and warrants was allocated based on the estimated relative value of each of the securities. The value assigned to the debt was $3.4 million; the value assigned to the warrants was $600,000. The resulting effective interest rate on the debt is 18.75%.

Additionally, we have agreements with several banks in Italy that provide short-term credit facilities totaling approximately $27.0 million, subject to certain limitations. These limitations reduced the actual availability to approximately $23.1 million. At March 31, 2003, there was approximately $22.8 million outstanding under these facilities. The majority of these credit facilities are secured by receivables of Mackie Italy. There are other bank term loans and notes in Italy totaling approximately $12.3 million at March 31, 2003. Specific assets of Mackie Italy, including owned land and buildings, secure certain of these loans. Of this Italian debt, approximately $5.4 million is due within the next twelve months. The debt is secured by zero coupon bonds which have a maturity date consistent with the debt payment due date.

Certain of the Italian banks have indicated that they may be unwilling to provide additional receivables financing, or have indicated that they will no longer accept intercompany receivables as acceptable collateral. These credit agreements are not guaranteed by the U.S. Company. If we are unable to continue to receive adequate receivables financing in Italy, we may be forced to obtain alternate financing at less favorable rates. There is no guarantee that such alternate financing will be available. Any reduction in our borrowing ability would have an adverse effect on our results of operations and financial condition.

Finally, we have a line of credit and long-term loan with a bank in Belgium totaling approximately $500,000. These loans are secured by certain assets of Mackie Designs Engineering Services, and are guaranteed up to $400,000 by the U.S. Company. The Belgian bank has demanded that this loan be repaid. Consequently, the entire amount is classified as short-term borrowings. In March 2003, we determined that we would no longer fund the engineering activities of this entity. Consequently, Mackie Designs Engineering Services BVBA filed for bankruptcy in April 2003.

We have taken various actions to improve results of operations and ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. During 2002, these measures included layoffs and reduction of capital expenditures. In 2003, there have been additional headcount reductions. We are also planning to close certain manufacturing and engineering facilities and will continue to outsource product manufacturing to contract manufacturers. We also plan to outsource certain engineering activities. Additionally, we plan to close certain international sales offices. Finally, there will be intensive focus on controls over expenditures. If these planned cost reductions are not realized or there is a continued significant decline in net sales, our operating results will be adversely affected.

Cash provided by operating activities was $1.3 million in the first quarter of 2003 and $3.8 million in the first quarter of 2002. Net cash provided by operating activities in the first quarter of 2003 was primarily attributable to decreases in accounts receivable and inventories, offset by reductions in accounts payable and accrued expenses. In the first quarter of 2002, cash was provided by increases in accounts payable and accrued expenses, offset by increases in accounts receivable and inventories.

Cash used in investing activities was $276,000 for the first quarter of 2003 and $817,000 for the first quarter of 2002. The cash flows used in investing activities in both years consisted entirely of purchases of property, plant and equipment.

Cash used in financing activities during the first quarter of 2003 was $2.5 million which relates to the equity transaction and debt restructuring mentioned elsewhere in this Quarterly Report on Form 10-Q. Cash used in financing activities in the first quarter of 2002 was $3.9 million which reflected repayments of both long-term and short-term borrowings.

With the Sun Mackie equity investment and debt financing and restructuring of our U.S. based debt, along with cash generated from operations, we believe we will have adequate working capital to fund operations over the next twelve months.

New Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect that the adoption of this consensus will have a material impact on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly “Consolidation of Certain Special Purpose Entities” in its draft form, this interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on how to identify them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Currently, we do not have any variable interest entities, and we do not expect the adoption of FIN No. 46 will have a material impact on our financial statements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however we did not have any material derivative financial instruments as of March 31, 2003.

At March 31, 2003, we had variable rate debt of approximately $45.8 million provided by U.S. and Italian banks. Throughout the quarter, prior to the debt restructuring on March 31, 2003, the average variable debt was approximately $60 million. Changes in U.S. and European interest rates affect interest paid on debt and we are exposed to interest rate risk. In the quarter ended March 31, 2003, an increase in the average interest rate of 10%, i.e. from 6% to 6.6%, would have resulted in an approximately $100,000 increase to the net loss before income taxes. A similar increase during the period ended March 31, 2002 would have had an insignificant effect on our earnings. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at March 31, 2003.

The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. Dollar, and are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. These subsidiaries are located in western Europe and the U.K., the functional currencies of which are the Euro and British Pound. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% decrease in the value of the U.S. Dollar compared to the functional currencies of our non-U.S. subsidiaries, throughout the three months ended March 31, 2003, would have resulted in an approximately $306,000 increase to the net loss before income taxes. A 10% decrease in the value of the U.S. Dollar, throughout the period ended March 31, 2002, would have resulted in an approximately $545,000 increase to net loss before income taxes.

Item 4.           Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures, as of a date within 90 days of the date of filing of this Quarterly Report. Based on that evaluation, they have concluded that, as of the evaluation date, the disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in this Quarterly Report. There have been no significant changes in the internal controls, or in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Subrogated claims have been asserted against us from insurance companies who prior to our acquisition of Eastern Acoustic Works, Inc. (EAW), paid claims made by EAW’s landlord and other tenants of the Whitinsville building who were affected by a fire started by a loaned employee in a portion of the building in 1996. The potential loss from this claim may exceed $4 million inclusive of interest; some portion of which we anticipate would be covered by insurance. We expect the matter to come to trial in July 2003. We believe that these losses are not attributable to us under Massachusetts’ law and are vigorously defending the litigation. The claims of the other tenants have been covered by EAW’s insurance carrier. The ultimate resolution of this matter is not known at this time. No provision has been made in our consolidated financial statements related to these claims.

We are also involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 2.           Changes in Securities and Use of Proceeds

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

None.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a)          Exhibits

See Index to Exhibits on page 23.

(b)         Reports on Form 8-K

The Company filed two reports on Form 8-K during the first quarter of 2003. The report dated January 16, 2003, announced the Company had agreed to an equity investment by Sun Mackie, LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm. The report dated February 21, 2003, announced that the Company had closed the previously announced equity investment by Sun Mackie,

LLC, and that an affiliate of Sun Capital Partners had agreed to provide $4 million of debt financing in connection with the anticipated refinancing of the Company’s bank lines of credit. It also announced that in connection with the transaction, the Company had named three new directors to fill the vacancies created by the resignations of Paul Gallo, Raymond B. Ferguson, Kenneth A. Williams and Gregory C. Mackie. The new directors are Marc J. Leder, Rodger R. Krouse and Clarence E. Terry.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mackie Designs Inc.
(Registrant)

Dated: May 15, 2003	By:	/s/ James T. Engen
James T. Engen President, Chief Executive Officer and Director

Dated: May 15, 2003	By:	/s/ William A. Garrard
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

Dated: May 15, 2003	By:	/s/ James T. Engen
James T. Engen
President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, William A. Garrard, certify that:

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

Dated: May 15, 2003	By:	/s/ William A. Garrard
William A. Garrard
Chief Financial Officer, Vice President Finance, Secretary and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description
2.1

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

2.2

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

2.3

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

2.4

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

2.5

Management Services Agreement, dated as of February 21, 2003 by and between Mackie Designs Inc. and Sun Capital Partners Management, LLC. Incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K dated February 21, 2003.

2.6

Post-Closing Funding Agreement, dated as of February 21, 2003, by and between Mackie Designs Inc. and Sun Mackie, LLC. Incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K dated February 21, 2003.

10.1

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

10.2

Term Promissory Note, dated March 31, 2003, made by Mackie Designs Inc. to the order of Congress Financial Corporation in the principal amount of $2,500,000. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 31, 2003.

10.3

Pledge and Security Agreement, dated March 31, 2003, made by Mackie Designs Inc. to and in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated March 31, 2003.

10.4

Patent Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated March 31, 2003.

10.5

Copyright Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated March 31, 2003.

10.6

Trademark Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated March 31, 2003.

10.7

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

10.8

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

10.9

Second Amended and Restated Subordination Credit Agreement, dated March 31, 2003, between and among U.S. Bank National Association, as lender, Mackie Designs Inc., as borrower, and Mackie Designs Manufacturing, Inc., SIA Software Company, Inc., and Mackie Investment Co., as guarantors. Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated March 31, 2003.

10.10

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

10.11

Stock Purchase Warrant, dated March 31, 2003, issued by Mackie Designs Inc. to Sun Mackie, LLC for the right to purchase 1,179,429 shares of common stock. Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K dated March 31, 2003.

10.12

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