Form 10-Q
period 2003-06-30
MACKIE DESIGNS INC
filed 2003-08-14
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	19,608,036
Class	Number of Shares Outstanding (as of June 30, 2003)

MACKIE DESIGNS INC.

FORM 10-Q

For the quarter ended June 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
	(In thousands)
ASSETS
Current assets:
Cash	$814	$3,062
Accounts receivable, less allowance for doubtful accounts of $3,762 and $2,684, respectively	30,444	31,225
Income taxes receivable	2,524	2,437
Inventories	41,479	50,165
Prepaid expenses and other current assets	2,628	6,269
Deferred income taxes	1,649	1,875
Total current assets	79,538	95,033

Property, plant and equipment, net	19,491	22,043
Intangible assets, net	5,764	5,675
Other assets, net	1,094	1,204
Total assets	$105,887	$123,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$30,977	$39,152
Accounts payable	21,625	22,235
Accrued liabilities	11,254	10,670
Income taxes payable	871	140
Liabilities of unconsolidated affiliate	1,205	—
Current portion of long-term debt and long-term debt callable under covenant provisions	14,112	7,946
Total current liabilities	80,044	80,143

Long-term debt, excluding current portion	10,570	20,266
Employee and other liabilities	4,802	4,435
Deferred income taxes	1,649	1,875
Total liabilities	97,065	106,719

Commitments and contingencies

Shareholders’ equity:
Common stock	33,866	29,345
Accumulated deficit	(24,018)	(11,372)
Accumulated other comprehensive loss	(1,026)	(737)
Total shareholders’ equity	8,822	17,236
Total liabilities and shareholders’ equity	$105,887	$123,955

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In thousands, except for per share data

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net sales	$43,409	$48,798	$83,948	$97,917
Cost of sales	33,837	33,541	66,739	66,733
Gross profit	9,572	15,257	17,209	31,184

Operating expenses:
Selling, general and administrative	11,342	12,881	23,491	25,400
Research and development	1,889	2,866	4,538	5,501
	13,231	15,747	28,029	30,901
Operating income (loss)	(3,659)	(490)	(10,820)	283

Other income (expense):
Interest income	62	84	166	190
Interest expense	(1,323)	(1,065)	(2,223)	(2,150)
Other	133	424	321	278
	(1,128)	(557)	(1,736)	(1,682)

Loss before income taxes and cumulative effect of a change in accounting principle	(4,787)	(1,047)	(12,556)	(1,399)

Provision (benefit) for income taxes	(535)	305	90	199

Loss before cumulative effect of a change in accounting principle	(4,252)	(1,352)	(12,646)	(1,598)

Cumulative effect of a change in accounting principle	—	—	—	(5,940)

Net loss	$(4,252)	$(1,352)	$(12,646)	$(7,538)

Basic and diluted net loss per share:

Loss before cumulative effect of a change in accounting principle	$(0.21)	$(0.11)	$(0.69)	$(0.13)
Cumulative effect of change in accounting principle	—	—	—	(0.48)

Basic and diluted net loss per share	$(0.21)	$(0.11)	$(0.69)	$(0.61)

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2003	2002
	(In thousands)
Operating activities
Net loss	$(12,646)	$(7,538)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	—	5,940
Depreciation and amortization	4,463	3,727
Loss on asset dispositions	114	—
Deferred stock compensation	120	489
Deferred income taxes	—	(84)
Changes in operating assets and liabilities:
Accounts receivable	2,302	(1,019)
Inventories	10,528	(7,041)
Prepaid expenses and other current assets	153	(82)
Other assets	766	(258)
Accounts payable and accrued liabilities	(1,147)	3,959
Income taxes	600	1,752
Other long term liabilities	(56)	40
Cash provided by (used in) operating activities	5,197	(115)

Investing activities
Cash used in investing activities – purchases of property, plant and equipment	(789)	(1,602)

Financing activities
Proceeds from sale of stock and stock options	3,515	—
Proceeds from long-term debt and warrants	17,500	—
Payments on long-term debt	(16,524)	(1,563)
Proceeds from new short-term borrowing	12,040	4,104
Net payments on short-term borrowings	(23,392)	—
Cash (used in) provided by financing activities	(6,861)	2,541

Effect of exchange rate changes on cash	205	274
Increase (decrease) in cash	(2,248)	1,098

Cash at beginning of period	3,062	2,095
Cash at end of period	$814	$3,193

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS

Six months ended June 30, 2003

			Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
	(In thousands)
Balance at December 31, 2002	12,556	$29,345	$(11,372)	$(737)	$17,236
Shares issued in private transaction, net of transaction costs of $2.7 million	6,936	3,515	—	—	3,515
Warrants issued	—	600	—	—	600
Options issued for covenant not to compete	—	285	—	—	285
Exercise of stock options	116	1	—	—	1
Amortization of deferred stock compensation	—	120	—	—	120
Net loss	—	—	(12,646)	—	—
Foreign currency translation adjustment	—	—	—	(289)	—
Comprehensive loss	—	—	—	—	(12,935)
Balance at June 30, 2003	19,608	$33,866	$(24,018)	$(1,026)	$8,822

See accompanying Notes to Condensed Consolidated Financial Statements.

MACKIE DESIGNS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

1.  General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Mackie Designs Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial statements and include the accounts of Mackie Designs Inc. and its subsidiaries. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. In our opinion, all normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of future financial results.

On February 21, 2003, we finalized an agreement with Sun Mackie, LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm, whereby Sun Mackie purchased approximately 14.4 million shares of our common stock for $10.0 million. Sun Mackie acquired approximately 7.4 million of these shares from certain selling shareholders. It acquired approximately 6.9 million newly issued shares directly from the Company for approximately $6.3 million. Net proceeds after transaction related costs were approximately $3.5 million. As a result of this transaction, Sun Mackie acquired approximately 74% of our outstanding shares.

Stock-Based Compensation

Stock-based employee compensation plans are accounted for using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We have adopted the disclosure-only provisions of FAS No. 123, “Accounting for Stock-Based Compensation” as amended by FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FAS No. 123.”

FAS No. 123, as amended by FAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, we apply the existing accounting rules under APB No. 25 and provide pro forma net loss and pro forma net loss per share disclosures for stock-based awards made during the year as if the fair value method defined in FAS No. 123, as amended, had been applied. Net loss and net loss per share for the three-month and six-month periods ended June 30, 2003 and 2002 changed as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)

Net loss:
As reported	$(4,252)	$(1,352)	$(12,646)	$(7,538)
Add: Stock-based employee compensation included in reported net loss	—	87	67	257
Less: Stock-based employee compensation determined under fair-value based method	(281)	(385)	(633)	(818)
Pro forma	$(4,533)	$(1,650)	$(13,212)	$(8,099)

Basic and diluted net loss per share:
As reported	$(0.21)	$(0.11)	$(0.69)	$(0.61)
Pro forma	$(0.22)	$(0.13)	$(0.72)	$(0.65)

2.  Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three-month and six-month periods ended June 30, 2003 and 2002. Stock options representing 3,666,000 and 4,852,000 shares in 2003 and 2002, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive. The 1.2 million warrants issued in connection with the debt to Sun Mackie (see Note 6) and vested stock options at an exercise price of $.01 are considered outstanding common shares and are included in the denominator for computation of basic and diluted net loss per share.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Numerator:
Net loss before cumulative effect of a change in accounting principle	$(4,252)	$(1,352)	$(12,646)	$(1,598)
Cumulative effect of a change in accounting principle	—	—	—	(5,940)
Numerator for basic and diluted net loss per share	$(4,252)	$(1,352)	$(12,646)	$(7,538)

Denominator for basic and diluted net loss per share – weighted average shares	20,280	12,441	18,276	12,435

Basic and diluted net loss per share:
Net loss before cumulative effect of a change in accounting principle	$(0.21)	$(0.11)	$(0.69)	$(0.13)
Cumulative effect of a change in accounting principle	—	—	—	$(0.48)
Basic and diluted net loss per share	$(0.21)	$(0.11)	$(0.69)	$(0.61)

3.  Comprehensive Income (Loss)

Comprehensive income (loss) for the three-month and six-month periods ended June 30, 2003 and 2002, is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands)

Net loss	$(4,252)	$(1,352)	$(12,646)	$(7,538)
Other comprehensive income (loss):
Foreign currency translation adjustments	(194)	2,213	(289)	1,993
Comprehensive income (loss)	$(4,446)	$861	$(12,935)	$(5,545)

4.  Inventories

Inventories consist of the following:

	June 30, 2003	December 31, 2002
	(in thousands)
Raw materials	$12,340	$22,246
Work in process	3,513	3,346
Finished goods	25,626	24,573
	$41,479	$50,165

5.  Intangible Assets

Intangible assets consist of the following:

	June 30, 2003	December 31, 2002
	(in thousands)
Developed technology	$5,200	$5,200
Trademark	1,380	1,380
Covenant not to compete	285	—
	6,865	6,580
Less accumulated amortization	1,101	905
	$5,764	$5,675

In connection with the equity investment by Sun Mackie in February 2003, Gregory C. Mackie resigned as a director of the Company, and entered into a Consulting Agreement whereby he will provide services, upon our request, for a period of three years. There is a noncompete provision in this agreement for a period of five years from the date of the agreement. In exchange for this noncompete provision, Mr. Mackie was granted 170,000 stock options at an exercise price of $1.02 per share and an additional 330,000 of existing options were modified to comparable terms. The fair value of the vested options is $285,000 which has been recorded as an increase to common stock and a covenant not to compete. The options vest over a period of three years, the covenant will be amortized over this period. The 170,000 unvested options will be marked to market at the end of each reporting period and the related expense is being recognized over the vesting period of the options.

6.  Financing

On March 31, 2003, a Loan and Security Agreement with a new lender was finalized which provides for a $26.0 million revolving line of credit. This lender has also provided a $2.5 million term loan. Principal payments on the term loan are due in equal monthly payments over five years, beginning in July 2003. Interest is due monthly and is calculated at the bank’s prime rate plus a specified margin. Both the revolving line of credit and term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangible assets and patents. Additionally, a portion of the revolving line of credit is provided in the U.K. and is secured by accounts receivable of Mackie Designs UK Plc. Under the terms of this Loan and Security Agreement, we must meet certain operating covenants and maintain certain availability levels. Our previous U.S. lender has provided a loan totaling $11.0 million which is subordinate to the Loan and Security Agreement with our new lender. This subordinated loan and the $2.5 million term loan satisfied the previously existing U.S. term loans. Principal on the subordinated loan is due beginning in May 2004 based upon our 2003 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and certain debt repayments. Interest accrues at a rate of 10% and is paid on a regular basis as we have availability under the Loan and Security Agreement. In addition to its equity investment, Sun Mackie has provided $4.0 million of subordinated debt financing which also funded on March 31, 2003. Interest accrues at 15% and is paid annually beginning March 2004. The principal is due in a lump sum payment in 2007. In connection with the loan from Sun Mackie, we have issued warrants to purchase an additional 1.2 million common shares at an exercise price of $.01 per share.  The $4.0 million of proceeds from the issuance of the debt and warrants was allocated based on the estimated relative value of each of the securities. The value assigned to the debt was $3.4 million; the value assigned to the warrants was $600,000. The resulting effective interest rate on the debt is 18.75%.

The Loan and Security Agreement and Subordinated Credit Agreement provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, an annual capital expenditure limit and minimum EBITDA levels. At June 30, 2003, we were out of compliance with our EBITDA covenants. The senior lender can declare an event of default, which would allow them to accelerate payment of all amounts due under the agreements. Although there is no assurance that it will be received, we are in discussions with the senior lender and expect to receive an amendment and/or waiver to the Loan and Security Agreement. Additionally, the non-compliance may result in higher interest costs and/or other fees. We are highly leveraged and would be unable to pay the accelerated amounts that would become immediately due and payable if a default is declared under any of the loans. The total of the subordinated debt and term loan is $13.5 million, and as a result of this non-compliance, this amount is classified as a current liability under the caption, “Current portion of long-term debt and long-term debt callable under covenant provisions.”

We have taken various actions to improve results of operations and ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. These measures included layoffs and reduction of capital expenditures in 2002 and further layoffs in 2003. In addition, we are in the process of closing certain manufacturing and engineering facilities and will continue to outsource product manufacturing to contract manufacturers. We have also outsourced certain engineering activities. Additionally, we plan to close certain international sales offices. Finally, there will continue to be intensive focus on controls over expenditures. If these planned cost reductions are not realized and continued or there is a significant decline in net sales, our operating results will be adversely affected. There may be significant restructuring costs and cash outlays associated with these activities over the next two to three quarters. There is no certainty that we will have sufficient funds from operations to cover these expenses. Although there is no assurance, additional credit facilities may be available from our existing lender, majority owner or from other sources.

7.  Liabilities of Unconsolidated Affiliate

In March 2003, we determined that we would no longer fund the engineering activities of Mackie Designs Engineering Services, a Belgium subsidiary. This entity filed for bankruptcy in April 2003. Due to the bankruptcy proceedings, we no longer have control of this entity; consequently, the financial statements of Mackie Designs Engineering Services are no longer included in our consolidated accounts. Instead, our potential remaining commitment related to Mackie Designs Engineering Services is included in the caption “Liabilities of unconsolidated affiliate.” The $1.2 million credit balance reflects the potential liability of Mackie Designs associated with the finalization of the bankruptcy proceedings and our obligation under a guarantee of a portion of the debt of Mackie Designs Engineering Services.

8.  Guarantees

Except as mentioned in Note 7, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” except for standard indemnification and warranty provisions. Indemnification and warranty provisions contained within our sales agreements are generally consistent with those prevalent in our industry. The duration of product warranties is generally one to six years following delivery of products.

The warranty liability is summarized as follows (in thousands):

	Balance at December 31, 2002	Charged to cost of sales	Applied to liability	Balance at June 30, 2003

Six months ended June 30, 2003	$1,525	$1,969	$1,991	$1,503

9.  Contingencies

Subrogated claims have been asserted against us from insurance companies who prior to our acquisition of Eastern Acoustic Works, Inc. (EAW), paid claims made by EAW’s landlord and other tenants of the Whitinsville building who were affected by a fire started by a loaned employee in a portion of the building in 1996. The potential loss from this claim may exceed $4 million inclusive of interest, some portion of which we anticipate would be covered by insurance. We expect the matter to come to trial in March 2004. We believe that these losses are not attributable to us under Massachusetts’ law and are vigorously defending the litigation. The claims of the other tenants have been covered by EAW’s insurance carrier. The ultimate resolution of this matter is not known at this time. No provision has been made in our consolidated financial statements related to these claims.

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

General

We develop, manufacture and sell high-quality, affordable digital and analog audio mixers, speakers, amplifiers and other professional audio equipment on a worldwide basis. Our products are used by professional musicians, sound installation contractors and broadcast professionals in sound recordings, live presentations systems and installed sound systems. We distribute our products primarily through retail dealers, mail order outlets and installed sound contractors.

On February 21, 2003, we finalized an agreement with Sun Mackie, LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm, whereby Sun Mackie purchased approximately 14.4 million shares of our common stock for $10.0 million. Sun Mackie acquired approximately 7.4 million of these shares from certain selling shareholders. It acquired approximately 6.9 million newly issued shares directly from the Company for approximately $6.3 million. Net proceeds after transaction related costs were approximately $3.5 million. As a result of this transaction, Sun Mackie acquired approximately 74% of our outstanding shares.

On March 31, 2003, we finalized a new Loan and Security Agreement that provides for a revolving line of credit of up to $26.0 million and a term loan of $2.5 million with a new lender. In addition, we finalized a three year subordinated loan of $11.0 million with our former principal U.S. lender and a $4.0 million four year subordinated note with Sun Mackie. In connection with the loan from Sun Mackie, we issued warrants to purchase an additional 1.2 million common shares at an exercise price of $.01 per share. The proceeds from these new borrowings were primarily used to replace the previously existing U.S. line of credit and satisfy other existing debt of approximately $13.6 million.

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

Results of Operations

Net sales decreased during the second quarter of 2003 to $43.4 million, a decrease of 11% from $48.8 million in the comparable quarter of 2002. Net sales for the six months ended June 30, 2003 were $83.9 million, a decrease of 14% from $97.9 million during the six months ended June 30, 2002. The decrease related to lower volumes in both the U.S. and Europe. The sales volume is further affected as we have reduced prices or offered discounts on certain products and have made decisions to streamline our product offerings to limit lower margin and lower volume products.

Gross profit decreased to 22% in the second quarter of 2003 from 31% in the second quarter of 2002. Gross profit decreased to 20% for the six months ended June 30, 2003 from 32% for the six months ended June 30, 2002. The lower gross margin primarily reflects the excess capacity in our factories created as we continue the transition of products to contract manufacturers and scale our business to reduced volumes. Costs in 2003 include additional depreciation charges for manufacturing assets which will no longer be utilized after the transition is complete. Additionally, we have made certain inventory adjustments for material we believe will be excess in the future. Gross profit of 22% in the second quarter of 2003 represents an increase over gross profit of 19% in the first quarter of 2003. We believe that our gross profit percentage will continue to increase incrementally throughout 2003 as the transition efforts progress.

We expect that the transition of manufacturing operations from our Woodinville, Washington factory will be substantially complete in September 2003. Consequently, we expect to incur significant charges in the third quarter of 2003 in connection with severance and other shut-down costs. Severance and shut-down costs from the downsizing or closure of other facilities will likely be incurred over the next several quarters.

Selling, general and administrative expenses were $11.3 million or 26% of sales in the second quarter of 2003 as compared to $12.9 million or 26% of sales in the second quarter of 2002. During the six months ended June 30, 2003, selling, general and administrative expenses were $23.5 million or 28% of net sales compared to $25.4 million or 26% of net sales for the same time period in 2002. Expenses in the first six months of 2003 included certain one-time items related to the equity investment by Sun Mackie, LLC including run-off policies for directors’ and officers’ liability insurance totaling approximately $500,000. Severance costs incurred in connection with a reduction in headcount and the change of key personnel also affected both the first and second quarters of 2003. Certain costs, such as commissions, which fluctuate with sales, were lower in the three-month and six-month periods ended June 2003 than in the three-month and six-month periods ended June 2002. Additionally, cost containment measures including reductions in marketing and tradeshow costs also contributed to the lower costs.

Research and development expenses were $1.9 million or 4% of sales in the second quarter of 2003 as compared to $2.9 million or 6% of sales in the second quarter of 2002. During the six months ended June 30, 2003, research and development expenses were $4.5 million or 5% of net sales compared to $5.5 million or 6% of net sales for the same time period in 2002. This decrease in the second quarter of 2003 relates primarily to headcount reductions made during the first quarter of 2003 and the closure and bankruptcy of Mackie Designs Engineering Services, the Belgian facility which had previously housed a portion of our research and development group.

Net other expense was $1.1 million for the second quarter of 2003 as compared to $557,000 in the second quarter of 2002. Net other expense was $1.7 million for both the six months ended June 30,

2003 and the six months ended June 30, 2002. Included in this amount is interest expense which increased to $1.3 million in the second quarter of 2003 from $1.1 million in the corresponding period of 2002. Interest expense for the six months ended June 30, 2003 and 2002 was $2.2 million. The increase in the second quarter of 2003 relates to higher interest rates on the portion of our debt which was converted to subordinated debt. Other income, comprised primarily of foreign exchange transaction gains and losses, was income of $133,000 in the second quarter of 2003 compared with $424,000 in the second quarter of 2002. For the six months ended June 30, 2003, other income was $321,000 compared to $278,000 for the comparable period in 2002. These gains are primarily the result of changes in exchange rates between the Euro and the U.S. Dollar.

In April 2001, we acquired all the outstanding shares of Mackie Designs Engineering Services for approximately $4.4 million. $3.4 million of this amount was paid in 2001 and 2002; the remaining $1.0 million is included in accounts payable at June 30, 2003 and December 31, 2002. As described in Note 7 to the financial statements included in the Quarterly Report on Form 10-Q, Mackie Designs Engineering Services filed for bankruptcy in April 2003. In August 2003, we concluded negotiations with the previous owner to settle the obligation of $1.0 million, as well as a portion of the other liabilities associated with Mackie Designs Engineering Services, by the payment of $200,000 in cash and the transfer of certain inventory and intellectual property owned by Mackie Designs. There is no value assigned to the inventory and intellectual property at June 30, 2003, consequently we expect to record a minimum of approximately $800,000 of other income from this transaction in the third quarter of 2003. Additionally, we believe that the potential liabilities included in the caption “Liabilities of unconsolidated affiliate” may be settled for a lesser amount with the finalization of the bankruptcy proceedings and the conclusion of other negotiations. This difference in the settlement amount will be included in other income.

Income tax benefit for the second quarter of 2003 was $535,000 compared to a tax expense of $305,000 for the comparable period in 2002.  Income tax expense for the six months ended June 30, 2003, was $90,000 compared to income tax expense of $199,000 for the comparable period in 2002. The tax primarily relates to our non-U.S. subsidiaries. No tax benefit is recognized in connection with our tax losses as recognition of such benefit depends on future profits, which is not assured. We calculate the current tax rate based upon our estimate of the tax rate to be achieved for the full year.

Cumulative Effect of a Change in Accounting Principle

We adopted FAS No. 142 on January 1, 2002. As required by FAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of assembled workforce, and recorded a $5.9 million cumulative effect of a change in accounting principle at the adoption date.

Liquidity and Capital Resources

In February 2003, Sun Mackie, LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm, made a strategic equity investment in Mackie Designs totaling $6.3 million. Net proceeds after transaction related costs were approximately $3.5 million.

A Loan and Security Agreement with a new lender was finalized on March 31, 2003 and provides for a $26.0 million revolving line of credit. Availability under this line of credit is limited to eligible collateral which totaled $16.5 million at June 30, 2003. Total funds drawn at June 30, 2003 were $13.7 million and availability under the line was $2.8 million. Interest is due monthly calculated at the bank’s prime rate plus 0.75% or Eurodollar Rate plus 3.5%. This lender has also provided a $2.5 million term loan. Principal payments on the term loan are due in equal monthly payments over five years, beginning in July 2003. Interest is due monthly and is calculated at the bank’s prime rate plus a specified margin. Both the revolving line of credit and term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangible assets and patents. Additionally, a portion of the revolving line of credit is provided in the U.K. and is secured by accounts receivable of Mackie Designs UK Plc. Under the terms of the Loan and Security Agreement, we must meet certain operating covenants and maintain certain availability levels. The term of the agreement is three years.

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

The Loan and Security Agreement and Subordinated Credit Agreement provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, an annual capital expenditure limit and minimum EBITDA levels. At June 30, 2003, we were out of compliance with our EBITDA covenants. The senior lender can declare an event of default, which would allow them to accelerate payment of all amounts due under the agreements. Although there is no assurance that it will be received, we are in discussions with our senior lender and expect to receive an amendment and/or waiver to the Loan and Security Agreement. Additionally, the non-compliance may result in higher interest costs and/or other fees. We are highly leveraged and would be unable to pay the accelerated amounts that would become immediately due and payable if a default is declared under any of the loans. The total of the subordinated debt and term loan is $13.5 million, and as a result of this non-compliance, this amount is classified as current liability under the caption "Current portion of long-term debt and long-term debt callable under covenant provisions."

Additionally, we have agreements with several banks in Italy that provide short-term credit facilities totaling approximately $26.7 million, subject to certain limitations. These limitations reduced the actual availability to approximately $18.9 million. At June 30, 2003, there was approximately $17.2 million outstanding under these facilities. The majority of these credit facilities are secured by receivables of Mackie Italy. There are other bank term loans and notes in Italy totaling approximately $7.7 million at June 30, 2003. Specific assets of Mackie Italy, including owned land and buildings, secure certain of these loans. Approximately $5.4 million of Italian debt was paid off in May with the maturity of zero coupon bonds which had secured the debt.

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

Finally, Mackie Designs Engineering Services had a line of credit and long-term loan with a bank in Belgium totaling approximately $500,000. These loans were secured by certain assets of Mackie Designs Engineering Services, and are guaranteed up to approximately $240,000 by Mackie Designs Inc. In March 2003, we determined that we would no longer fund the engineering activities of this entity and Mackie Designs Engineering Services filed for bankruptcy in April 2003.  In June 2003, the Belgian bank demanded repayment of the guaranteed amount from Mackie Designs.  The entire liability is included as a current liability under the caption “Liabilities of unconsolidated affiliate.”

We have taken various actions to improve results of operations and ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. These measures included layoffs and reduction of capital expenditures in 2002 and further layoffs in 2003. In addition, we are in the process of closing certain manufacturing and engineering facilities and will continue to outsource product manufacturing to contract manufacturers. We have also outsourced certain engineering activities. Additionally, we plan to close certain international sales offices. Finally, there will continue to be intensive focus on controls over expenditures. If these planned cost reductions are not realized and continued or there is a significant decline in net sales, our operating results will be adversely affected. There may be significant restructuring costs and cash outlays associated with these activities over the next two to three quarters. There is no certainty that we will have sufficient funds from operations to cover these expenses. Although there is no assurance, additional credit facilities may be available from our existing lender, majority owner or from other sources.

Cash provided by operating activities was $5.2 million in the six months ended June 30, 2003, and cash used in operating activities was $115,000 for the comparable period in 2002. Net cash provided by operating activities in the first six months of 2003 was primarily attributable to decreases in inventories and accounts receivable, offset by reductions in accounts payable and accrued liabilities. In the first six months of 2002, cash was used primarily to fund increases in accounts receivable and inventories offset by increases in accounts payable and accrued expenses.

Cash used in investing activities was $789,000 for the first six months of 2003 and $1.6 million for the first six months of 2002. The cash flows used in investing activities in both years consisted entirely of purchases of property, plant and equipment.

Cash used in financing activities during the first six months of 2003 was $6.9 million which relates primarily to the equity transaction and debt restructuring mentioned elsewhere in this Quarterly Report on Form 10-Q. Cash provided by financing activities in the first six months of 2002 was $2.5 million which reflected repayments of long-term debt and net proceeds from short-term borrowings.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 requires that certain financial instruments that, under previous guidance, could be accounted for as equity, now be classified as liabilities. These financial instruments include mandatorily redeemable shares, instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares. FAS 150 also requires additional disclosures about alternative ways of settling these types of instruments and the capital structure of entities. Most of the provisions of FAS 150 are effective for all financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. This accounting pronouncement is not expected to have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however we did not have any material derivative financial instruments as of June 30, 2003.

At June 30, 2003, we had variable rate debt of approximately $39.8 million provided by U.S. and Italian banks. Changes in U.S. and European interest rates affect interest paid on debt and we are exposed to interest rate risk. In the six months ended June 30, 2003, an increase in the average interest rate of 10%, i.e. from 6% to 6.6%, would have resulted in an approximately $128,000 increase to the net loss before income taxes. A similar increase during the six months ended June 30, 2002 would have resulted in an approximately $191,000 increase to the net loss before income taxes. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at June 30, 2003.

The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. Dollar, and are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. These subsidiaries are located in western Europe and the U.K., the functional currencies of which are the Euro and British Pound. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% decrease in the value of the U.S. Dollar compared to the functional currencies of our non-U.S. subsidiaries, throughout the six months ended June 30, 2003, would have resulted in an approximately $772,000 increase to the net loss before income taxes. A 10% decrease in the value of the U.S. Dollar, throughout the six months ended June 30, 2002, would have resulted in an approximately $567,000 increase to net loss before income taxes.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in this report. Our Chief Executive Officer and Chief Financial Officer also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  Based on that evaluation, they have determined that there has been no such change during the quarter covered by this report.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Subrogated claims have been asserted against us from insurance companies who prior to our acquisition of Eastern Acoustic Works, Inc. (EAW), paid claims made by EAW’s landlord and other tenants of the Whitinsville building who were affected by a fire started by a loaned employee in a portion of the building in 1996. The potential loss from this claim may exceed $4 million inclusive of interest; some portion of which we anticipate would be covered by insurance. We expect the matter to come to trial in March 2004. We believe that these losses are not attributable to us under Massachusetts’ law and are vigorously defending the litigation. The claims of the other tenants have been covered by EAW’s insurance carrier. The ultimate resolution of this matter is not known at this time. No provision has been made in our consolidated financial statements related to these claims.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  Our annual meeting of shareholders was held on April 30, 2003.

(b)                                 At the annual meeting, R. Lynn Skillen was elected to serve as Class 1 director for a two-year term; Marc J. Leder, Rodger R. Krouse, Kevin Calhoun and C. Deryl Couch were elected to serve as Class 2 directors each for a three-year term; and Clarence E. Terry and C. Daryl Hollis were elected to serve as Class 3 directors each for a one-year term.

(c)                                  The results of voting for the election of directors at the annual meeting were as follows:

Nominee	For	Withheld

R. Lynn Skillen	14,606,262	2,004
Marc J. Leder	14,533,651	75,011
Rodger R. Krouse	14,533,651	75,011
Kevin Calhoun	14,606,262	2,004
C. Deryl Couch	14,606,262	2,004
Clarence E. Terry	14,533,651	75,011
C. Daryl Hollis	14,606,262	2,004

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

The Company filed a report on Form 8-K on April 8, 2003 to announce the restructuring of its credit facilities completed on March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mackie Designs Inc.
(Registrant)

Dated: August 14, 2003	By:	/s/ James T. Engen
James T. Engen
President, Chief Executive Officer and Director

Dated: August 14, 2003	By:	/s/ Tim O’Neil
Tim O’Neil
Chief Financial Officer, Vice President Finance, Secretary and Treasurer (Principal Financial and Accounting Officer)