Form 10-Q
period 2003-09-30
MACKIE DESIGNS INC
filed 2003-11-06
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-26524

LOUD TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Washington	91-1432133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16220 Wood-Red Road, N.E., Woodinville, Washington	98072
(Address of principal executive offices)	(Zip Code)

(425) 892-6500
(Registrant’s telephone number, including area code)

Mackie Designs Inc.
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	19,608,036
Class	Number of Shares Outstanding (as of September 30, 2003)

LOUD TECHNOLOGIES INC.

FORM 10-Q

For the quarter ended September 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash	$425	$3,062
Accounts receivable, less allowance for doubtful accounts of $3,639 and $2,684, respectively	29,229	31,225
Income taxes receivable	176	2,437
Inventories	36,534	50,165
Prepaid expenses and other current assets	2,998	6,269
Deferred income taxes	1,376	1,875
Total current assets	70,738	95,033

Property, plant and equipment, net	18,073	22,043
Intangible assets, net	5,658	5,675
Other assets, net	1,066	1,204

Total assets	$95,535	$123,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$26,670	$39,152
Accounts payable	17,948	22,235
Accrued liabilities	13,735	10,810
Liabilities of unconsolidated affiliate	435	—
Current portion of long-term debt and long-term debt callable under covenant provisions	14,052	7,946
Total current liabilities	72,840	80,143

Long-term debt, excluding current portion	10,705	20,266
Employee and other liabilities	4,871	4,435
Deferred income taxes	1,464	1,875
Total liabilities	89,880	106,719

Commitments and contingencies

Shareholders’ equity:
Common stock	33,985	29,345
Accumulated deficit	(27,322)	(11,372)
Accumulated other comprehensive loss	(1,008)	(737)
Total shareholders’ equity	5,655	17,236

Total liabilities and shareholders’ equity	$95,535	$123,955

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net sales	$40,457	$46,404	$124,405	$144,321
Cost of sales	31,275	32,987	97,777	99,720
Gross profit	9,182	13,417	26,628	44,601

Operating expenses:
Selling, general and administrative	9,733	13,776	32,804	39,176
Research and development	1,843	2,665	6,336	8,166
Restructuring costs	908	—	1,610	—
Total operating expenses	12,484	16,441	40,750	47,342

Operating loss	(3,302)	(3,024)	(14,122)	(2,741)

Other income (expense):
Interest income	20	90	186	280
Interest expense	(906)	(891)	(3,129)	(3,041)
Other	954	8	1,275	286
Total other income (expense)	68	(793)	(1,668)	(2,475)

Loss before income taxes and cumulative effect of a change in accounting principle	(3,234)	(3,817)	(15,790)	(5,216)

Provision (benefit) for income taxes	70	(2,883)	160	(2,684)

Loss before cumulative effect of a change in accounting principle	(3,304)	(934)	(15,950)	(2,532)

Cumulative effect of a change in accounting principle	—	—	—	(5,940)

Net loss	$(3,304)	$(934)	$(15,950)	$(8,472)

Basic and diluted net loss per share:

Loss before cumulative effect of a change in accounting principle	$(0.16)	$(0.07)	$(0.82)	$(0.20)

Cumulative effect of a change in accounting principle	—	—	—	(0.48)

Basic and diluted net loss per share	$(0.16)	$(0.07)	$(0.82)	$(0.68)

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands

	Nine Months Ended September 30,
	2003	2002

Operating activities
Net loss	$(15,950)	$(8,472)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	—	5,940
Depreciation and amortization	6,064	5,506
Loss on asset dispositions	117	—
Deferred stock compensation	135	641
Deferred income taxes	85	(315)
Gain on settlement of liabilities of unconsolidated affiliate	(1,268)	—
Changes in operating assets and liabilities:
Accounts receivable	3,820	997
Inventories	15,358	(6,644)
Prepaid expenses and other current assets	399	12
Other assets	811	(247)
Accounts payable, accrued liabilities and income taxes	405	1,049
Other long term-liabilities	(54)	52
Cash provided by (used in) operating activities	9,922	(1,481)

Investing activities
Cash used in investing activities - purchases of property, plant and equipment	(1,357)	(2,317)

Financing activities
Proceeds from sale of stock and stock options	3,619	—
Proceeds from long-term debt and warrants	17,500	—
Payments on long-term debt	(16,665)	(1,918)
Proceeds from new short-term borrowing	9,152	8,074
Net payments on short-term borrowings	(25,022)	—
Payments on debt from acquisition of business	—	(1,193)
Net proceeds from exercise of stock options	1	1
Cash provided by (used in) financing activities	(11,415)	4,964

Effect of exchange rate changes on cash	213	234

Increase (decrease) in cash	(2,637)	1,400

Cash at beginning of period	3,062	2,095
Cash at end of period	$425	$3,495

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

Nine months ended September 30, 2003

In thousands

			Accumulated Deficit	Accumulated Other Comprenhensive Loss	Total

	Common Stock
	Shares	Amount

Balance at December 31, 2002	12,556	$29,345	$(11,372)	$(737)	$17,236
Shares issued in private transaction, net of transaction costs of $2.7 million	6,936	3,619	—	—	3,619
Warrants issued	—	600	—	—	600
Options issued for covenant not to compete	—	285	—	—	285
Exercise of stock options	116	1	—	—	1
Amortization of deferred stock compensation	—	135	—	—	135
Net loss	—	—	(15,950)	—	—
Foreign currency translation adjustment	—	—	—	(271)	—
Comprehensive loss	—	—	—	—	(16,221)
Balance at September 30, 2003	19,608	$33,985	$(27,322)	$(1,008)	$5,655

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1.     General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by LOUD Technologies Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial statements and include the accounts of LOUD Technologies Inc. and its subsidiaries. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. In our opinion, all normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of future financial results.

In September 2003, we changed our corporate name from Mackie Designs Inc. to LOUD Technologies Inc. The name change is intended to eliminate confusion between the brand “Mackie” and the parent corporation. Mackie, our primary retail brand, along with EAW, RCF, SIA and Tapco make up the family of brands.

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

FAS No. 123, as amended by FAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, we apply the existing accounting rules under APB No. 25 and provide pro forma net loss and pro forma net loss per share disclosures for stock-based awards made during the year as if the fair value method defined in FAS No. 123, as amended, had been applied. Net loss and net loss per share for the three-month and nine-month periods ended September 30, 2003 and 2002 changed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)

Net loss:
As reported	$(3,304)	$(934)	$(15,950)	$(8,472)
Add: Stock-based employee compensation included in reported net loss	—	87	67	344
Less: Stock-based employee compensation determined under fair-value based method	(304)	(321)	(937)	(1,139)
Pro forma	$(3,608)	$(1,168)	$(16,820)	$(9,267)

Basic and diluted net loss per share:
As reported	$(0.16)	$(0.07)	$(0.82)	$(0.68)
Pro forma	$(0.17)	$(0.09)	$(0.86)	$(0.74)

2.     Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three-month and nine-month periods ended September 30, 2003 and 2002. Stock options representing 4,171,000 and 4,143,000 shares in 2003 and 2002, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive. The 1.2 million warrants issued in connection with the debt to Sun Mackie (see Note 7) and 83,333 vested stock options at an exercise price of $.01 are considered outstanding common shares and are included in the denominator for computation of basic and diluted net loss per share.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Numerator:
Net loss before cumulative effect of a change in accounting principle	$(3,304)	$(934)	$(15,950)	$(2,532)
Cumulative effect of a change in accounting principle	—	—	—	(5,940)
Numerator for basic and diluted net loss per share	$(3,304)	$(934)	$(15,950)	$(8,472)

Denominator for basic and diluted net loss per share – weighted average shares	20,891	12,528	19,555	12,466

Basic and diluted net loss per share:
Net loss before cumulative effect of a change in accounting principle	$(0.16)	$(0.07)	$(0.82)	$(0.20)
Cumulative effect of a change in accounting principle	—	—	—	$(0.48)

Basic and diluted net loss per share	$(0.16)	$(0.07)	$(0.82)	$(0.68)

3.     Comprehensive Loss

Comprehensive loss for the three-month and nine-month periods ended September 30, 2003 and 2002, is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)

Net loss	$(3,304)	$(934)	$(15,950)	$(8,472)
Other comprehensive income (loss):
Foreign currency translation adjustments	18	(185)	(271)	1,808
Comprehensive loss	$(3,286)	$(1,119)	$(16,221)	$(6,664)

4.     Inventories

Inventories consist of the following:

	September 30, 2003	December 31, 2002
	(in thousands)

Raw materials	$10,597	$22,246
Work in process	2,320	3,346
Finished goods	23,617	24,573
	$36,534	$50,165

5.     Intangible Assets

Intangible assets consist of the following:

	September 30, 2003	December 31, 2002
	(in thousands)
Developed technology	$5,200	$5,200
Trademark	1,380	1,380
Covenant not to compete	285	—
	6,865	6,580
Less accumulated amortization	1,207	905
	$5,658	$5,675

In connection with the equity investment by Sun Mackie in February 2003, Gregory C. Mackie resigned as a director of the Company, and entered into a Consulting Agreement whereby he will provide services, upon our request, for a period of three years. There is a noncompete provision in this agreement for a period of five years from the date of the agreement. In exchange for this noncompete provision, Mr. Mackie was granted 170,000 stock options at an exercise price of $1.02 per share and an additional 330,000 of existing options were modified to comparable terms. The fair value of the vested options was $285,000 which has been recorded as an increase to common stock and a covenant not to compete. The options vest over a period of three years; the covenant will be amortized over this period. The 170,000 unvested options will be marked to market at the end of each reporting period and the related expense is being recognized over the vesting period of the options.

6.     Restructuring costs

Throughout 2003 we have endeavored to reduce costs and streamline our operations. To this end, we are in the process of seeking to increase the efficiency of our international operations by closing certain international sales offices, eliminating redundant warehouse space and centralizing sales administrative functions. We have also closed or are closing certain manufacturing and engineering facilities. The cessation of manufacturing operations in our Woodinville, Washington factory was substantially complete as of September 2003, with product previously built in this facility being produced currently by contract manufacturers. As a result of these changes we have incurred restructuring charges related to workforce reductions in the three months and nine months ended September 30, 2003 totaling $908,000 and $1.6 million, respectively. Approximately $400,000 of these costs remains accrued as of September 30, 2003; these will be paid over the next six months. These actions are expected to realign the business based on current and near-term growth rates. In the fourth quarter of 2003 we plan to cease to use a significant portion of our leased facilities in Woodinville, Washington and relocate our remaining inventory. At that time, we expect to record a liability for the fair value of the remaining lease payments that can not be recovered through a sublease, plus incur costs to vacate the premises, totaling approximately $3.0 million. Continued severance, shut-down and lease costs from the downsizing or closure of other facilities may be incurred over the next several quarters.

7.     Financing

On March 31, 2003, a Loan and Security Agreement was finalized with a U.S. lender which provides for a $26.0 million revolving line of credit and a $2.5 million term loan. Principal payments on the term loan are due in equal monthly payments over five years, which began in July 2003. Interest is due monthly and is calculated at the bank’s prime rate or Eurodollar rate plus a specified margin. Both the revolving line of credit and term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangible assets and patents. Additionally, a portion of the revolving line of credit is provided in the U.K. and is secured by accounts receivable of LOUD Technologies Europe Plc., (formerly “Mackie Designs UK Plc.”) Under the terms of this Loan and Security Agreement, we must meet certain operating covenants and maintain certain availability levels. A secondary U.S. lender has provided a loan totaling $11.0 million which is subordinate to the Loan and Security Agreement. This subordinated loan and the $2.5 million term loan satisfied the previously existing U.S. term loans. Principal on the subordinated loan is due beginning in May 2004 based upon our 2003 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and certain debt repayments. Interest accrues at a rate of 10% and is paid on a regular basis as we have availability under the Loan and Security Agreement. In addition to its equity investment, Sun Mackie has provided $4.0 million of subordinated debt financing which also funded on March 31, 2003. Interest accrues at 15% and is paid annually beginning March 2004. The principal is due in a lump sum payment in 2007. In connection with the loan from Sun Mackie, we have issued warrants to purchase an additional 1.2 million common shares at an exercise price of $.01 per share.  The $4.0 million of proceeds from the issuance of the debt and warrants was allocated based on the estimated relative value of each of the securities. The value assigned to the debt was $3.4 million; the value assigned to the warrants was $600,000. The resulting effective interest rate on the debt is 18.75%.

The Loan and Security Agreement and Subordinated Credit Agreement provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, an annual capital expenditure limit and minimum EBITDA levels. At June 30, 2003 and September 30, 2003, we were out of compliance with our EBITDA covenants, consequently the senior lender declared an event of default. This event of default allows both the senior and secondary lenders to accelerate payment of all amounts due under the agreements and additionally allows them the right to increase the interest rate on the amounts outstanding. The lenders have not taken these steps, though they retain the right to do so at any time. We are highly leveraged and would be unable to pay such accelerated amounts if demanded by the lenders. Although there is no assurance that it will be received, we are in discussions with the senior lender and expect to receive an amendment and/or waiver to the Loan and Security Agreement. This amendment or waiver may result in higher interest costs and/or other fees. The total of the subordinated debt and term loan is $13.5 million, and as a result of this non-compliance, is classified as a current liability under the caption, “Current portion of long-term debt and long-term debt callable under covenant provisions.”

We have taken various actions intended to improve results of operations and ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. These measures included layoffs and reduction of capital expenditures in 2002 and further layoffs in 2003. In addition, we have closed, or are in the process of closing certain domestic and international manufacturing facilities and international engineering facilities and intend to continue to outsource product manufacturing to contract manufacturers. We have also outsourced certain engineering activities. Additionally, we are in the process of streamlining  certain international sales operations. Finally, there will continue to be intensive focus on controls over expenditures. If sufficient cost reductions are not realized or there is a significant decline in net sales, our operating results will be adversely affected. We recognized significant restructuring costs in the quarter and nine months ended September 30, 2003 and believe there will be additional restructuring costs and cash outlays associated with these activities over the next two to three quarters. There is no certainty that we will have sufficient funds from operations to cover these expenses. Although there is no assurance, additional credit facilities may be available from our existing lender, majority owner or from other sources.

8.     Liabilities of Unconsolidated Affiliate and Other Income

In March 2003, we determined that we would no longer fund the engineering activities of Mackie Designs Engineering Services, a Belgium subsidiary. This entity filed for bankruptcy in April 2003. Due to the bankruptcy proceedings, we no longer have control of this entity; consequently, the financial statements of Mackie Designs Engineering Services are no longer included in our consolidated accounts. Instead, our potential remaining commitment related to Mackie Designs Engineering Services is included in the caption “Liabilities of unconsolidated affiliate.” At June 2003, our records reflected a balance of $1.2 million associated with the potential liabilities of finalizing the bankruptcy proceedings and our obligation under a guarantee for a portion of the debt of Mackie Designs Engineering Services. We believe that our maximum liability associated with the finalization of the bankruptcy proceedings and our settlement with the bank is approximately $435,000. Consequently we have reduced our liability to this amount and recorded $770,000 of other income.

Other income in the third quarter of 2003 also includes $493,000 related to a settlement with the previous owner of Mackie Designs Engineering Services whereby we paid $200,000 in cash and transferred certain inventory and intellectual property owned by LOUD Technologies Inc. in exchange for relief of $1.0 million of previously existing debt.

9.     Guarantees

Except as mentioned in Note 8, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” except for standard indemnification and warranty provisions. Indemnification and warranty provisions contained within our sales agreements are generally consistent with those prevalent in our industry. The duration of product warranties is generally one to six years following delivery of products.

The warranty liability is summarized as follows (in thousands):

	Balance at December 31, 2002	Charged to cost of sales	Applied to liability	Balance at September 30, 2003
Nine months ended September 30, 2003	$1,525	$2,743	$2,808	$1,460

10.  Contingencies

Subrogated claims have been asserted against us from insurance companies who prior to our acquisition of Eastern Acoustic Works, Inc. (EAW), paid claims made by EAW’s landlord and other tenants of the Whitinsville, Massachusetts building who were affected by a fire started by a loaned employee in a portion of the building in 1996. The potential loss from this claim may exceed $4.0 million inclusive of interest, some portion of which we anticipate would be covered by insurance. We expect the matter to come to trial in March 2004. We believe that these losses are not attributable to us under Massachusetts’ law and are vigorously defending the litigation. The claims of the other tenants have been covered by EAW’s insurance carrier. The ultimate resolution of this matter is not known at this time. No provision has been made in our consolidated financial statements related to these claims.

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

General

 We develop, manufacture and sell high-quality, affordable digital and analog audio mixers, speakers, amplifiers and other professional audio equipment on a worldwide basis. Our products are used by professional musicians, sound installation contractors and broadcast professionals in sound recordings, live presentations systems and installed sound systems. We distribute our products primarily through retail dealers and installed sound contractors.

In September 2003, we changed our corporate name from Mackie Designs Inc. to LOUD Technologies Inc. The name change is intended to eliminate confusion between the brand “Mackie” and the parent corporation. Currently there are seven brands in the LOUD Technologies portfolio: Mackie, the primary music industry retail brand; TAPCO, the entry-level retail brand; EAW, the high-end sound reinforcement and professional touring brand; RCF, the commercial/industrial sound brand; RCF Precision, the OEM loudspeaker components brand; and SIA Software, the sound system measurement software brand. As of September 16, 2003, our new ticker symbol on the OTC Bulletin Board is LTEC.

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

Results of Operations

Net sales decreased during the third quarter of 2003 to $40.5 million, a decrease of 13% from $46.4 million in the comparable quarter of 2002. Net sales for the nine months ended September 30, 2003 were $124.4 million, a decrease of 14% from $144.3 million during the nine months ended September 30, 2002. The decrease relates primarily to lower volumes in both the U.S. and Europe. The sales volume is further affected as we have reduced prices or offered discounts on certain products and have made decisions to streamline our product offerings to limit lower margin and lower volume products.

Gross profit decreased to 23% in the third quarter of 2003 from 29% in the third quarter of 2002. Gross profit decreased to 21% for the nine months ended September 30, 2003 from 31% for the nine months ended September 30, 2002. The lower gross margin primarily reflects the excess capacity in our factories created as we continue the transition of products to contract manufacturers and scale our business to reduced volumes. Costs in 2003 include additional depreciation charges for manufacturing assets which will no longer be utilized after the transition is complete. Additionally, we have made certain inventory adjustments totaling $1.7 million and $2.5 million for the three months and nine months ended September 30, 2003, respectively, for material we believe will exceed future demand.

Selling, general and administrative expenses were $9.7 million or 24% of sales in the third quarter of 2003 as compared to $13.8 million or 30% of sales in the third quarter of 2002. During the nine months ended September 30, 2003, selling, general and administrative expenses were $32.8 million or 26% of net sales compared to $39.2 million or 27% of net sales for the same time period in 2002. Expenses in the first nine months of 2003 included certain one-time items related to the equity investment by Sun Mackie, LLC, including run-off policies for directors’ and officers’ liability insurance totaling approximately $500,000. Certain costs, such as commissions, which fluctuate with sales, were lower in the three-month and nine-month periods ended September 2003 than in the three-month and nine-month periods ended September 2002. Additionally, cost containment measures including reductions in marketing and tradeshow costs also contributed to the lower costs.

Research and development expenses were $1.8 million or 5% of sales in the third quarter of 2003 as compared to $2.7 million or 6% of sales in the third quarter of 2002. During the nine months ended September 30, 2003, research and development expenses were $6.3 million or 5% of net sales compared to $8.2 million or 6% of net sales for the same time period in 2002. This decrease in the third quarter of 2003 relates primarily to headcount reductions made during the first and second quarters of 2003 and the closure and bankruptcy of Mackie Designs Engineering Services, the Belgian facility which had previously housed a portion of our research and development group.

Throughout 2003 we have endeavored to reduce costs and streamline our operations. To this end, we are in the process of seeking to increase the efficiency of our international operations by closing certain international sales offices, eliminating redundant warehouse space and centralizing sales administrative functions. We have also closed or are closing certain manufacturing and engineering facilities. The cessation of manufacturing operations in our Woodinville, Washington factory was substantially complete as of September 2003, with product previously built in this facility being produced currently by contract manufacturers. As a result of these changes we have incurred restructuring charges related to workforce reductions in the three months and nine months ended September 30, 2003 totaling $908,000 and $1.6 million, respectively. Approximately $400,000 of these costs remains accrued as of September 30, 2003; these will be paid over the next six months. These actions are expected to realign the business based on current and near-term growth rates. In the fourth quarter of 2003 we plan to cease to use a significant portion of our leased facilities in Woodinville, Washington and relocate our remaining inventory. At that time, we expect to record a liability for the fair value of the remaining lease payments that can not be recovered through a sublease, plus incur costs to vacate the premises, totaling approximately $3.0 million. Continued severance, shut-down and lease costs from the downsizing or closure of other facilities may be incurred over the next several quarters. In September 2003, we retained a consulting firm and a law firm in Italy to assist us with the identification of a restructuring plan for Mackie Designs Italy. We expect to finalize a plan in the fourth quarter of 2003.

Net other income was $68,000 for the third quarter of 2003 as compared to net other expense of $793,000 in the third quarter of 2002. Net other expense was $1.7 million for the nine months ended September 30, 2003 and $2.5 million for the nine months ended September 30, 2002. Included in these amounts is interest expense which increased to $906,000 in the third quarter of 2003 from $891,000 million in the corresponding period of 2002. Interest expense for the nine months ended September 30, 2003 was $3.1 million and $3.0 million for the nine months ended September 30, 2002.

Other income in the third quarter of 2003 includes $1.3 million relating to two items associated with the April 2003 bankruptcy of Mackie Designs Engineering Services (See Note 8). In April 2001, we acquired all the outstanding shares of Mackie Designs Engineering Services for approximately $4.4 million. Of this amount, $3.4 million was paid in 2001 and 2002; the remaining $1.0 million was included in accounts payable at June 30, 2003 and December 31, 2002. In December 2002, we determined that we would no longer sell and support the products designed by that company and adjusted the value of the inventory to a minimal amount. In August 2003, we concluded negotiations with the previous owner to settle the remaining obligation of $1.0 million, as well as a portion of the other liabilities associated with Mackie Designs Engineering Services, by the payment of $200,000 in cash and the transfer of certain inventory and intellectual property owned by LOUD Technologies Inc. In September 2003, we transferred this inventory to the previous owner in exchange for relief of the debt and recognized a gain of $493,000 in other income. At June 2003, our records reflected a balance of $1.2 million associated with the potential liabilities of finalizing the bankruptcy proceedings and our obligation under a guarantee for a portion of the debt of Mackie Designs Engineering Services. We believe that our maximum liability relating to the finalization of the bankruptcy and settlement with the bank is approximately $435,000. Consequently we have reduced our liability to this amount and recorded $770,000 of other income. This liability may be further reduced in future quarters with the finalization of the bankruptcy proceedings and the conclusion of other negotiations.

Income tax expense for the third quarter of 2003 was $70,000 compared to a tax benefit of $2.9 million for the comparable period in 2002.  Income tax expense for the nine months ended September 30, 2003, was $160,000 compared to income tax benefit of $2.7 million for the comparable period in 2002. The tax expense in 2003 primarily relates to our non-U.S. subsidiaries. No tax benefit is recognized in connection with our tax losses as recognition of such benefit depends on future profits, which is not assured. We calculate the current tax rate based upon our estimate of the tax rate to be achieved for the full year.

Cumulative Effect of a Change in Accounting Principle

We adopted FAS No. 142 on January 1, 2002. As required by FAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of assembled workforce, and recorded a $5.9 million cumulative effect of a change in accounting principle at the adoption date.

Liquidity and Capital Resources

In February 2003, Sun Mackie, LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm, made a strategic equity investment in LOUD Technologies totaling $6.3 million. Net proceeds after transaction related costs were approximately $3.6 million.

On March 31, 2003, a Loan and Security Agreement was finalized with a U.S. lender which provides for a $26.0 million revolving line of credit. Availability under this line of credit is limited to eligible collateral which totaled $15.9 million at September 30, 2003. Total funds drawn at September 30, 2003 were $10.8 million and availability under the line was $5.1 million. Interest is due monthly calculated at the bank’s prime rate plus 0.75% or Eurodollar Rate plus 3.5%. This lender has also provided a $2.5 million term loan. Principal payments on the term loan are due in equal monthly payments over five years, which began in July 2003. Interest is due monthly and is calculated at the bank’s prime rate plus a specified margin. Both the revolving line of credit and term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangible assets and patents. Additionally, a portion of the revolving line of credit is provided in the U.K. and is secured by accounts receivable of LOUD Technologies Europe Plc., (formerly “Mackie Designs UK Plc.”) Under the terms of the Loan and Security Agreement, we must meet certain operating covenants and maintain certain availability levels. The term of the agreement is three years.

A secondary U.S. lender has provided a loan totaling $11.0 million which is subordinate to the Loan and Security Agreement. Principal is due beginning in May 2004 based upon our 2003 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and certain debt repayments. Interest accrues at a rate of 10% and is paid on a regular basis as we have availability under the Loan and Security Agreement. In addition to its equity investment, Sun Mackie has provided $4.0 million of debt financing which also funded in March 2003. Interest accrues at 15% and is paid annually beginning March 2004. The principal is due in a lump sum payment in 2007. In connection with the loan from Sun Mackie, we have issued warrants to purchase an additional 1.2 million common shares at an exercise price of $.01 per share. The $4.0 million of proceeds from the issuance of the debt and warrants was allocated based on the estimated relative value of each of the securities. The value assigned to the debt was $3.4 million; the value assigned to the warrants was $600,000. The resulting effective interest rate on the debt is 18.75%.

The Loan and Security Agreement and Subordinated Credit Agreement provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, an annual capital expenditure limit and minimum EBITDA levels. At June 30, 2003 and September 30, 2003, we were out of compliance with our EBITDA covenants, consequently the senior lender declared an event of default. This event of default allows both the senior and secondary lenders to accelerate payment of all amounts due under the agreements and additionally allows them the right to increase the interest rate on the amounts outstanding. The lenders have not taken these steps, though they retain the right to do so at any time. We are highly leveraged and would be unable to pay such accelerated amounts if demanded by the lenders. Although there is no assurance that it will be received, we are in discussions with the senior lender and expect to receive an amendment and/or waiver to the Loan and Security Agreement. This amendment or waiver may result in higher interest costs and/or other fees. The total of the subordinated debt and term loan is $13.5 million, and as a result of this non-compliance, is classified as a current liability under the caption, “Current portion of long-term debt and long-term debt callable under covenant provisions.”

Additionally, we have agreements with several banks in Italy that provide short-term credit facilities totaling approximately $20.8 million, subject to certain limitations. These limitations reduced the actual availability to approximately $16.7 million. At September 30, 2003, there was approximately $15.8 million outstanding under these facilities. The majority of these credit facilities are secured by receivables of Mackie Italy. There are other bank term loans and notes in Italy totaling approximately $7.8 million at September 30, 2003. Specific assets of Mackie Italy, including owned land and buildings, secure certain of these loans. Approximately $5.4 million of Italian debt was paid off in May with the maturity of zero coupon bonds which had secured the debt.

Certain of the Italian banks have indicated that they may be unwilling to provide additional receivables financing, or have indicated that they will no longer accept intercompany receivables as acceptable collateral. These credit agreements are not guaranteed by LOUD Technologies Inc. If we are unable to continue to receive adequate receivables financing in Italy, we may be forced to obtain alternate financing at less favorable rates. There is no guarantee that such alternate financing will be available. Any reduction in our borrowing ability would have an adverse effect on our results of operations and financial condition.

We are working with contract manufacturers and other new suppliers to establish acceptable credit terms. If we are unable to establish acceptable credit terms, it would have an adverse affect on our liquidity and financial condition.

Finally, Mackie Designs Engineering Services had a line of credit and long-term loan with a bank in Belgium totaling approximately $500,000. These loans were secured by certain assets of Mackie Designs Engineering Services, and a portion of this amount is guaranteed by LOUD Technologies Inc. In March 2003, we determined that we would no longer fund the engineering activities of this entity and Mackie Designs Engineering Services filed for bankruptcy in April 2003. In June 2003, the Belgian bank demanded repayment from LOUD Technologies Inc. for a portion of this amount. This potential liability is included as a current liability under the caption “Liabilities of unconsolidated affiliate.”

We have taken various actions intended to improve results of operations and ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. These measures included layoffs and reduction of capital expenditures in 2002 and further layoffs in 2003. In addition, we have closed, or are in the process of closing certain domestic and international manufacturing facilities and international engineering facilities and intend to continue to outsource product manufacturing to contract manufacturers. We have also outsourced certain engineering activities. Additionally, we are in the process of streamlining certain international sales operations. Finally, there will continue to be intensive focus on controls over expenditures. If sufficient cost reductions are not realized or there is a significant decline in net sales, our operating results will be adversely affected. We recognized significant restructuring costs in the quarter and nine months ended September 30, 2003 and believe there will be additional restructuring costs and cash outlays associated with these activities over the next two to three quarters. There is no certainty that we will have sufficient funds from operations to cover these expenses. Although there is no assurance, additional credit or facilities may be available from our existing lender, majority owner or from other sources.

Cash provided by operating activities was $9.9 million in the nine months ended September 30, 2003, and cash used in operating activities was $1.5 million for the comparable period in 2002. Net cash provided by operating activities in the first nine months of 2003 was primarily attributable to decreases in inventories and accounts receivable. Additionally, in August 2003 we received approximately $4.4 million of tax refunds related to our year ended December 31, 2002. In the first nine months of 2002, cash used was primarily attributable to an increase in inventories offset by increases in accounts payable and accrued expenses.

Cash used in investing activities was $1.4 million for the first nine months of 2003 and $2.3 million for the first nine months of 2002. The cash flows used in investing activities in both years consisted entirely of purchases of property, plant and equipment.

Cash used in financing activities during the first nine months of 2003 was $11.4 million which relates primarily to the equity transaction and debt restructuring mentioned elsewhere in this Quarterly Report on Form 10-Q. Cash provided by financing activities in the first nine months of 2002 was $5.0 million which reflected repayments of long-term debt and net proceeds from short-term borrowings.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however, we did not have any material derivative financial instruments as of September 30, 2003.

At September 30, 2003, we had variable rate debt of approximately $34.8 million provided by U.S. and Italian banks. Changes in U.S. and European interest rates affect interest paid on debt and we are exposed to interest rate risk. In the nine months ended September 30, 2003, an increase in the average interest rate of 10%, i.e. from 6% to 6.6%, would have resulted in an approximately $162,000 increase to the net loss before income taxes. A similar increase during the nine months ended September 30, 2002 would have resulted in an approximately $288,000 increase to the net loss before income taxes. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at September 30, 2003.

The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. Dollar, and are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. These subsidiaries are located in western Europe and the U.K., the functional currencies of which are the Euro and British Pound. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% decrease in the value of the U.S. Dollar compared to the functional currencies of our non-U.S. subsidiaries, throughout the nine months ended September 30, 2003, would have resulted in an approximately $1.1 million increase to the net loss before income taxes. A 10% decrease in the value of the U.S. Dollar compared to the functional currencies of our non-U.S. subsidiaries, throughout the nine months ended September 30, 2002, would have resulted in an approximately $976,000 increase to net loss before income taxes.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation as of the end of the period covered by this Quarterly Report of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in this Quarterly Report. Our Chief Executive Officer and Chief Financial Officer also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, they have determined that there has been no such change during the period covered by this Quarterly Report.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Subrogated claims have been asserted against us from insurance companies who prior to our acquisition of Eastern Acoustic Works, Inc. (EAW), paid claims made by EAW’s landlord and other tenants of the Whitinsville, Massachusetts building who were affected by a fire started by a loaned employee in a portion of the building in 1996. The potential loss from this claim may exceed $4.0 million inclusive of interest; some portion of which we anticipate would be covered by insurance. We expect the matter to come to trial in March 2004. We believe that these losses are not attributable to us under Massachusetts’ law and are vigorously defending the litigation. The claims of the other tenants have been covered by EAW’s insurance carrier. The ultimate resolution of this matter is not known at this time. No provision has been made in our consolidated financial statements related to these claims.

We are also involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

The Loan and Security Agreement with our senior U.S. lender provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, an annual capital expenditure limit and minimum EBITDA levels. At June 30, 2003 and September 30, 2003, we were out of compliance with our EBITDA covenants, consequently the senior lender declared an event of default. This event of default allows both the senior and secondary lenders to accelerate payment of all amounts due under the agreements and additionally allows them the right to increase the interest rate on the amounts outstanding. The lenders have not taken steps to accelerate payment, though they retain the right to do so at any time. Although there is no assurance that it will be received, we are in discussions with the senior lender and expect to receive an amendment and/or waiver to the Loan and Security Agreement. The total of the subordinated debt and term loan is $13.5 million, and as a result of this non-compliance, is classified as a current liability under the caption, “Current portion of long-term debt and long-term debt callable under covenant provisions.”

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

(a)          Exhibits

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

The Company filed a report on Form 8-K on September 15, 2003 to announce it had changed its name to LOUD Technologies Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUD Technologies Inc.
(Registrant)

Dated: November 6, 2003	By:	/s/ James T. Engen
James T. Engen
President, Chief Executive Officer and Director

Dated: November 6, 2003	By:	/s/ Tim O’Neil
Tim O’Neil
Chief Financial Officer, Vice President Finance, Secretary and Treasurer (Principal Financial and Accounting Officer)