Form 10-K
period 2003-12-31
LOUD TECHNOLOGIES INC
filed 2004-05-03
CIK 946815

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

(Registrant's telephone number, including area code: (425) 892-6500

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

        On June 30, 2003, 19,608,036 shares of common stock were outstanding, and the aggregate market value of those shares (based upon the closing price as reported by OTCBB) held by non-affiliates was approximately $3,242,000.

        On March 31, 2004, 19,608,036 shares of common stock were outstanding.

        Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders have been incorporated by reference into Part III of the Annual Report on Form 10-K.

LOUD TECHNOLOGIES INC.

FORM 10-K
For the Year Ended December 31, 2003

INDEX

PART I

        Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2003 contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Such forward-looking statements include among others, those statements including the words "expect," "anticipate," "intend," "believe" and similar expressions. Actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include but are not limited to the risks discussed in the "Risk Factors" section. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Item 1. Business

Introduction

        LOUD Technologies Inc., a Washington corporation formed in 1988, engineers, manufactures and markets professional audio and video reproduction and recording equipment and software under the brand names Mackie, TAPCO, SIA, EAW and EAW Commercial.

        Our primary products include analog mixers, sound reinforcement speakers, professional loudspeaker systems, installed paging and music distribution systems, preamplifiers, power amplifiers, digital audio workstations (DAW) and A/V software control surfaces, desktop PCI cards, digital mixers, i/o devices and acoustic test and measurement software. These products are used in a variety of applications, including home and commercial recording studios, live performances and fixed installations of all sizes.

        On February 7, 2003, we voluntarily delisted our stock from the Nasdaq Stock Market. On February 12, 2003, we began to trade our stock on the Over-the-Counter Bulletin Board.

        On February 21, 2003, we finalized an agreement with Sun Mackie LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm, whereby Sun Mackie, purchased approximately 14.4 million shares of our common stock for $10.0 million. Sun Mackie acquired approximately 7.4 million of these shares from certain selling shareholders. It acquired approximately 7.0 million newly issued shares directly from the Company for approximately $6.3 million. Net proceeds after transaction related costs were approximately $3.6 million. Following this transaction, Sun Mackie owned approximately 74% of our outstanding shares.

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

        On September 15, 2003, we changed the company name from Mackie Designs, Inc. to LOUD Technologies Inc. This change was designed to eliminate the confusion between the company name and the brand, Mackie. As a result of this change, our ticker symbol changed from MKIE to LTEC.

        On December 10, 2003, Mackie Designs (Netherlands) B.V. ("Mackie Netherlands"), a wholly-owned subsidiary of LOUD Technologies Inc. ("LOUD" or the "Company"), sold all of the shares of Mackie Designs (Italy) S.p.A. ("Mackie Italy"), a wholly-owned subsidiary of Mackie Netherlands, to Knight Italia S.p.A. ("Knight Italia") for a nominal amount, pursuant to an agreement by and among the Company, Mackie Netherlands and Knight Italia.

        Prior to the sale, Mackie Netherlands filed to place Mackie Italy into a Concordato Preventivo, an Italian form of court-supervised liquidation (the "Concordato"). Knight Italia has made an irrevocable offer to the Italian court to lease or purchase the former Mackie Italy factory in Reggio Emilia, Italy, the RCF brand name and significant other Italian-based assets. In December 2003, the Company fulfilled its obligation under the Concordato filing to purchase approximately $620,000 of finished goods inventory. The Concordato filing is subject to approval by a majority of the creditors, which is expected to be received in 2004. In the event the court denies the bankruptcy, Italian law may permit actions to be taken against the Company including demanding a refund of any payments made to the Company in the prior two years.

        None of the Company, its subsidiaries, the Company's directors or officers, or any associates of its directors or officers has any material relationship with Knight Italia.

        At December 31, 2003, we were not in compliance with certain financial covenants of our debt agreements. In April 2004, we executed Loan Amendment and Waiver agreements waiving penalties for prior noncompliance and amending the future financial covenants.

        "MACKIE," the running man figure, "TAPCO," "EAW," "SIA," and "EAW Commercial," are registered trademarks or common law trademarks of LOUD Technologies, Inc. To the extent our trademarks are unregistered, we are unaware of any conflicts with trademarks owned by third parties. This document also contains names and marks of other companies.

        Our website address is www.loudtechinc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Marketing

        Innovative marketing is the hallmark of each LOUD Technologies brand. As a result, each brand holds an enviable, unique position in its respective marketplace. Each brand is supported by a dedicated, in-house marketing and design team that handles all media planning/buying, print literature and advertising design, web design, public relations, product documentation, training and trade show support. In 2003, we completed the consolidation of worldwide marketing planning and implementation for all brands to this U.S.-based team. We also made significant progress in building a vibrant position for the new TAPCO brand, increased the impact of Mackie-branded products at the retail level through the use of new four-color packaging and a new-format product line brochure, and further positioned EAW as a technological leader through the launch of category-creating new products. We also adjusted our marketing mix by shifting spending from broad-brush print advertising to more interactive electronic promotions and communications, as well as higher-impact point-of-sale materials. We also streamlined our public relations processes to ensure more timely new product reviews in key trade publications.

Our Brands

  Mackie

        Our primary retail brand, Mackie consistently delivers an outstanding combination of features for the price. Although the brand was founded in the compact mixer market segment, it now encompasses a full range of pro-audio products—from digital and analog mixers, to active and passive loudspeakers and cutting-edge recording software.

  EAW

        Our high-end sound reinforcement brand, EAW delivers the ultimate in performance, regardless of price. EAW loudspeakers are found in the most prestigious performance venues, and highest-profile concert tours, worldwide.

  SIA

        SIA delivers a suite of measurement, analysis and system alignment tools for the pro audio, acoustical consulting, engineering and performing arts communities.

  TAPCO

        Our entry-level retail brand, TAPCO delivers different products, and Mackie-inspired quality, for entry-level musicians who don't want to sacrifice quality for price. The brand was re-launched in 2003 and is rapidly expanding to include a full range of loudspeakers, studio monitors, amplifiers and mixers.

  EAW Commercial

        Launched in late 2003, EAW Commercial is our commercial and industrial brand. EAW Commercial sets a new standard in commercial audio by leveraging the acoustical expertise of EAW to bring both cutting-edge, as well as better-than-expected staple products, to the commercial and industrial market.

Distribution and Sales

        In the U.S., we use a network of independent representatives to sell to over 1,500 retail dealers and 500 installed sound contractors, some of which have several outlets. Our products are sold in musical instrument stores, pro audio outlets and several mail order outlets. Sales to our top 10 U.S. dealers represented approximately 36%, 33% and 37% of net sales made to U.S. customers in 2003, 2002 and 2001, respectively. One dealer accounted for approximately 19%, 22% and 15% of U.S. net sales in 2003, 2002 and 2001, respectively. No other dealer accounted for more than 10% of sales made to U.S. customers in this period.

        Internationally, products are offered through a subsidiary in the United Kingdom, and also through subsidiaries in Germany and France for most of 2003 and through local distributors in countries where we do not have direct operations. No single international distributor accounted for more than 10% of international net sales in this period. Sales to customers outside of the U.S. accounted for approximately 37%, 38% and 38% of total net sales in 2003, 2002 and 2001, respectively.

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

        Product support specialists are located in Woodinville, Washington and Whitinsville, Massachusetts to provide direct technical service and support. Technical support through a toll-free number is provided during scheduled business hours, and via the website after business hours. Service and repairs on products sold in the U.S. are performed at our Woodinville and Whitinsville sites, and for certain specialized products, at approximately 100 authorized service centers located throughout the U.S. Internationally, our subsidiary in the United Kingdom, as well as our independent distributors, are utilized to provide product support. These subsidiaries and distributors are responsible for warranty repairs for products sold into their markets and for the costs of carrying inventory required to meet customer needs.

Research and Development

        We pride ourselves in employing the top engineering and product design talent in the pro-audio industry. Research and development teams are located in Woodinville, Washington; Whitinsville, Massachusetts; and Victoria, B.C., Canada. We also utilize third-party engineering service groups to supplement our in-house personnel. Research and development investment was approximately $7.7 million, $10.3 million, and $10.9 million in 2003, 2002 and 2001, respectively.

Competition

        The professional audio industry is fragmented and highly competitive. There are many manufacturers, large and small, domestic and international, which offer audio products that vary widely in price and quality and are distributed through a variety of channels. We compete primarily on the basis of product quality and reliability, price, ease of use, brand name recognition and reputation, ability to meet customers' changing requirements and customer service and support. We compete with a number of professional audio manufacturers, several of whom have significantly greater development, sales and financial resources. Our major competitors are subsidiaries of Harman International Industries, Inc.; Allen & Heath; Yamaha Corporation; TOA Corporation; Philips Electronics Corporation; Peavey Electronics Corporation; Teac America, Inc. (Tascam); SoundTracs PLC; Genelec, Inc.; Renkus-Heinz; Electro-Voice; Bose Corporation and Meyer Sound Laboratories.

Proprietary Technologies

        We have a strong interest in protecting the intellectual property assets that reflect original research, creative development and product development. As such, we have sought protection through patents, copyrights, trademarks and trade secrets and have applied and filed for various design and utility patents, both domestically and internationally. We have actively used certain trademarks, and have applied for and registered specific trademarks in the U.S. and in foreign countries. While the registration of trademarks provide us with certain legal rights, there can be no assurance that any such registration will successfully prevent others from infringing upon these trademarks.

        We have never conducted a comprehensive patent search relating to the technology used in our products. We believe that our products do not infringe upon the proprietary rights of others. There can be no assurance, however, that others will not assert infringement claims against us in the future or that claims will not be successful.

Manufacturing

        In 2003, we continued to streamline our manufacturing operations to focus on our core competency of building high-end electronics and loudspeaker systems. To that end, we focused on improving the efficiency of our Whitinsville, Massachusetts manufacturing facility. We also completed the transition of production from our Woodinville, Washington facility to third-party contract manufacturers throughout the world.

        As a result of the Italian bankruptcy filing and subsequent sale of our subsidiary, Mackie Italy, in December 2003, we no longer have manufacturing facilities in Italy.

Backlog

        Typically, orders are shipped within two weeks after receipt. In the case of new product introductions or periods where product demand exceeds production capacity, products are allocated to customers on a monthly basis until demand is met. We began tracking backlog on orders during 2003. We typically have a backlog of two weeks sales or less, except during periods where product is not in stock, in which case our backlogs are larger.

Employees

        At December 31, 2003, we had 468 full-time equivalent employees, including 126 in marketing, sales and customer support, 61 in research and development, 239 in manufacturing and manufacturing support, which includes manufacturing engineering, and 42 in administration and finance.

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

        Decline of General Economic Conditions.    The adverse economic conditions in the U.S. and throughout the world economy have adversely affected our sales levels in recent periods and if these adverse conditions continue or worsen, we may experience continued material adverse impact on our revenues, operating results and financial condition. Our operating losses have caused us to reevaluate our operating strategy and plan certain actions to reduce our cost of sales and operating expense in future periods. These future actions could result in special charges or adversely affect our long-term competitive position. Further, we may be unable to reduce the cost of sales and operating expenses at a rate and level consistent with such future adverse sales environment, which would have an adverse effect on our results of operations and financial condition.

        Dependence on significant customers.    Our relationships with our largest customers are critical to our sales performance. Failure to maintain those relationships would have a material adverse effect upon our results of operations and financial condition. Sales from continuing operations to one customer accounted for 12% and 14% of our consolidated net sales for the fiscal year ended December 31, 2003 and 2002, respectively. We anticipate that this customer will continue to account for a significant portion of our sales for the foreseeable future; however, it is not obligated to any long-term purchase of our products.

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

        Our line of credit contains certain financial covenants, which we were not in compliance with at December 31, 2003. In April 2004, we executed a Loan Amendment and Waiver agreement with our U.S. lenders waiving any penalties for prior noncompliance and amending the future financial covenants.

        Our line of credit accrues interest based on variable short-term interest rates. Changes in the Prime rate or LIBOR would increase or decrease our interest expense.

        We liquidated our investment in our Italian subsidiary during 2003, after placing the entity in an Italian form of court-supervised bankruptcy. We owe this entity approximately $9.3 million. We are currently negotiating the repayment terms of this debt. If we are unable to negotiate reasonable long term payment schedules for this debt, and the trustee were to take action in the United States, requiring repayment of this debt, we could be placed in default of our other debt discussed above.

        Development, Introduction and Shipment of New Products.    We are currently developing new analog and digital mixers, amplifiers and loudspeakers. If we encounter significant resource, technological, supplier, manufacturing or other problems there may be a delay in the development, introduction or manufacture of these products. In the past, when sales have been affected by delays in developing and releasing new products, some customers waited for new products, while others purchased products from our competitors. We have and will continue to increase the use of third-party contractors in our product development process. The use of third parties in the product development process may reduce our control over the product development process or its outcome and may ultimately result in higher costs and longer time to market. Delays in the completion and shipment of new products, or failure of customers to accept new products, may affect future operating results.

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

        Other factors which may cause quarterly results to fluctuate include:

  •
  increased competition in niche markets;

  •
  timing of new product announcements;

  •
  product releases and pricing changes by us or our competitors;

  •
  market acceptance or delays in the introduction of new products;

  •
  production constraints;

  •
  the timing of significant orders;

  •
  customers' budgets; and

  •
  foreign currency exchange rates.

        It is possible that in some quarters our operating results will be adversely affected by these factors.

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

        Use of Third Party Distribution Centers.    We store and ship our products primarily from third party distribution centers in the United States, Europe and Asia. These distribution centers may encounter personnel issues, business disruptions, information systems outages or other disruptions, which may not be remedied quickly, resulting in delays in shipments of our products. Failure to maintain adequate systems and internal controls at these facilities could result in customer shipments being delayed or otherwise improperly transacted, potentially resulting in lost revenue, products or customers.

        Use of Contract Manufacturers.    We have transitioned the manufacture of many of our products previously built in our Woodinville, Washington facility and former Italian subsidiary to third-party contract manufacturers located throughout the world. We expect this transition to third-party contract manufacturers and reduction in internal capacity to continue during 2004. The transition from in-house manufacturing to third-party manufacturing creates additional risks including:

  •
  reduction in control of the manufacturing process;

  •
  longer lead times for transitions of newly released products from engineering to full release;

  •
  lead times for transitions of existing products to new third party manufacturers;

  •
  reduced flexibility in reacting to demand changes;

  •
  increased transportation cost and delivery times;

  •
  fluctuations in currency exchange rates; and

  •
  delays or inability to source parts on reasonable payment terms.

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

        International Operations.    We have significant net sales to customers outside the United States and believe that international sales will continue to represent a significant portion of our revenue. International sales may fluctuate due to various factors, including:

  •
  unexpected changes in regulatory requirements;

  •
  tariffs and taxes;

  •
  increases in freight costs, or damage or loss in shipment;

  •
  difficulties in staffing and managing foreign operations;

  •
  longer average payment cycles and difficulty in collecting accounts receivable;

  •
  fluctuations in foreign currency exchange rates;

  •
  product safety and other certification requirements; and

  •
  political and economic instability, wars and terrorist activity.

        The European Community ("EC") and European Free Trade Association have established certain electronic emission and product safety requirements ("CE"). We intend to receive CE certification for all products sold in the EC, however, there may be delays in obtaining such certifications. Failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe.

        We liquidated our investment in our Italian subsidiary during 2003, after placing the entity in an Italian form of court-supervised bankruptcy. In the event the court denies the bankruptcy, Italian law may permit actions to be taken against the Company including demanding a refund of any payments made to the Company in the prior two years.

        Restructuring.    As part of an ongoing effort to reduce the cost structure of the organization and to improve profitability we have completed significant restructuring of our company and plan to continue to do so. We expect to incur significant costs, including severance and other transition costs as we proceed with our restructuring. Restructuring also creates additional risks for us because of potential disruption to the organization including employee morale issues, turnover, and general distraction to the organization.

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

        We have never conducted a comprehensive patent search relating to the technology used in our products, however, we believe that our products do not infringe upon the proprietary rights of others. There can be no assurance, however, that others will not assert infringement claims against us in the future or that those claims, if brought, will not be successful.

        While we pursue patent, trademark and copyright protection for products and various marks, we also rely on the use of confidentiality agreements with our employees, consultants, development partners and contract manufacturers to protect our trade secrets, proprietary information and other intellectual property. There can be no assurance, however, that these confidentiality agreements will be honored or will be effective in protecting our trade secrets, proprietary information and other intellectual property. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

Item 2. Properties

        We lease facilities in Woodinville, Washington totaling approximately 170,000 square feet to house our corporate headquarters as well as our former manufacturing plant and distribution center. The majority of the space in our Woodinville buildings is currently underutilized. The lease on our 80,000 sq. ft. underutilized former distribution center expires in December 2005. The lease on our 90,000 sq. ft. corporate headquarters and former manufacturing facility expires in December 2006. Our current space needs in Woodinville totals approximately 40,000 sq. ft. We are attempting to sublease the underutilized facilities. The market demand for the space is substantially below our current carrying costs. We expect to take a one-time charge related to excess facilities in the event we fully exit the space. We lease a series of connected buildings in a manufacturing complex in Whitinsville, Massachusetts, totaling 220,285 sq. ft. This lease continues through April 2006. We lease additional facilities in the United States, Europe and Asia for our regional sales and support offices.

Item 3. Legal Proceedings

        Subrogated claims have been asserted against us from insurance companies who prior to our acquisition of Eastern Acoustic Works, Inc. (EAW), paid claims made by EAW's landlord and other tenants of the Whitinsville building who were affected by a fire started by a loaned employee in a portion of the building in 1996. The potential loss from this claim may exceed $4 million inclusive of interest; some portion of which we anticipate would be covered by insurance. The trial date has been scheduled for June 2004. We believe that these losses are not attributable to us under Massachusetts' law and are vigorously defending the litigation. The claims of the other tenants have been covered by EAW's insurance carrier. The ultimate resolution of this matter is not known at this time. No provision has been made in our consolidated financial statements related to these claims.

        We are also involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Securities Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

        Until February 7, 2003 our common stock was traded on the Nasdaq National Market under the symbol "MKIE." From February 12, 2003, until September 15, 2003, our common stock was traded on the OTC Bulletin Board under the same symbol. In September 15, 2003, we changed the Company's name to LOUD Technologies Inc. and our ticker symbol to LTEC. As of March 31, 2004, there were approximately 108 shareholders of record. The following table shows the high and low sales prices for our common stock for the periods indicated. These prices do not include retail markups, markdowns or commissions.

	Common Stock
	HIGH	LOW
Year Ended December 31, 2003:
Fourth Quarter	$3.55	$1.80
Third Quarter	$2.50	$1.04
Second Quarter	$1.80	$0.57
First Quarter	$1.50	$0.75
Year Ended December 31, 2002:
Fourth Quarter	$2.45	$0.80
Third Quarter	$4.05	$2.30
Second Quarter	$4.60	$2.90
First Quarter	$4.57	$3.10

        On February 21, 2003, Sun Mackie, LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm, purchased 6,935,680 newly issued shares of the Company for approximately $6.3 million in cash. Net proceeds after transaction related costs were approximately $3.6 million. Sun Mackie also purchased 7.4 million outstanding shares from certain selling shareholders for approximately $3.7 million in cash. After completion of this transaction, Sun Mackie owned approximately 74% of our outstanding shares. We issued these shares to Sun Mackie in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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

Item 6. Selected Consolidated Financial Data

        The following selected Consolidated Statements of Operations data for each of the three years in the period ended December 31, 2003 and the Consolidated Balance Sheet data as of December 31, 2003 and 2002 are derived from our audited Consolidated Financial Statements included elsewhere herein. The selected Statements of Operations data for the two years in the period ended December 31, 2000 and the Balance Sheet data as of December 31, 2001, 2000 and 1999 were derived from our audited Financial Statements, as restated for discontinued operations, which are not included in this Form 10-K. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statements of Operations Data(a):
Net sales	$130,766	$159,362	$171,967	$150,418	$106,576
Gross profit	29,310	37,860	51,865	58,218	40,606
Impairment of goodwill and other long-lived assets	—	15,829	—	—	—
Operating expense	44,974	69,512	52,622	47,774	34,826
Net income (loss) from continuing operations	(15,412)	(30,050)	(3,159)	5,075	2,806
Net income (loss) from discontinued operations(c)	(6,383)	(7,878)	(2,170)	1,151	451
Net income (loss)	(21,795)	(37,928)	(5,329)	6,226	3,257
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.79)	$(2.41)	$(0.25)	$0.42	$0.23
Net income (loss) from discontinued operations(c)	$(0.32)	$(0.63)	$(0.18)	$0.09	$0.04
Basic net income (loss) per share	$(1.11)	$(3.04)	$(0.43)	$0.51	$0.27
Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.79)	$(2.41)	$(0.25)	$0.40	$0.23
Net income (loss) from discontinued operations(c)	$(0.32)	$(0.63)	$(0.18)	$0.09	$0.04
Diluted net income (loss) per share	$(1.11)	$(3.04)	$(0.43)	$0.49	$0.27
	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheets Data:
Working capital	$2,582	$14,890	$23,366	$42,138	$37,258
Total assets	$50,422	$123,955	$153,964	$165,198	$120,854
Long-term debt(b)	$16,262	$20,266	$19,401	$29,970	$15,665
Shareholders' equity	$832	$17,236	$52,810	$57,770	$50,307

(a)
The consolidated statements of operations data for all prior years are restated for discontinued operations.

(b)
Long-term debt excludes current portion.

(c)
We adopted FAS No. 142 on January 1, 2002 (see Note 2 of Notes to Consolidated Financial Statements).

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

General

        We develop, manufacture, distribute and sell high-quality, affordable digital and analog audio mixers, speakers, amplifiers and other professional audio equipment on a worldwide basis. Our products are used by professional musicians, sound installation contractors and broadcast professionals both in sound recordings, live presentations systems and installed sound contractors. We have our primary operations in the United States and the U.K.

        On December 10, 2003, Mackie Designs (Netherlands) B.V. ("Mackie Netherlands"), a wholly-owned subsidiary of LOUD Technologies Inc. ("LOUD" or the "Company"), sold all of the shares of Mackie Designs (Italy) S.p.A. ("Mackie Italy"), a wholly-owned subsidiary of Mackie Netherlands, to Knight Italia S.p.A. ("Knight Italia") for a nominal amount, pursuant to an Agreement by and among the Company, Mackie Netherlands and Knight Italia.

        Mackie Italy was an Itailian corporation with its principal offices and manufacturing facilities in Reggio Emilia, Italy. Its principal activity was the manufacturer of loudspeaker and speaker components. Mackie Italy marketed its products principally under the RCF brand name.

        Prior to the sale, Mackie Netherlands filed to put Mackie Italy into a Concordato Preventivo, an Italian form of court-supervised liquidation (the "Concordato"). Knight Italia has made an irrevocable offer to the court to lease or purchase the former Mackie Italy factory in Reggio Emilia, Italy, the RCF brand name and significant other Italian-based assets. In December 2003, the Company fulfilled its obligation under the Concordato filing to purchase approximately $620,000 of finished goods inventory. The Concordato filing is subject to approval by a majority of the creditors, which is expected to be received in 2004.

        None of the Company, it's subsidiaries, the Company's directors or officers, or any associates of it's directors or officers has any material relationship with Knight Italia, other than as a new supplier of components and equipment.

        The disposition of the Mackie Italy operations is accounted for as a discontinued operation. At December 31, 2003, we do not show any assets or liabilities of this entity on our consolidated balance sheet. We have reclassified and condensed the results of discontinued operations on our consolidated statements of operations for all years presented. Cash flows from these operations are included in our consolidated statements of cash flows for all periods presented.

        On February 21, 2003, we finalized an agreement with Sun Mackie, an affiliate of Sun Capital Partners, Inc., a private investment firm, whereby Sun Mackie, purchased approximately 14.4 million shares of our common stock for $10.0 million. Sun Mackie acquired approximately 7.4 million of these shares from certain selling shareholders. It acquired approximately 7.0 million newly issued shares directly from the Company for approximately $6.3 million. Net proceeds after transaction related costs were approximately $3.6 million. As a result of this transaction, Sun Mackie owned approximately 74% of our outstanding shares on that date.

        In addition to its equity investment, Sun Mackie has provided $4.0 million of debt financing, which funded in March 2003. In connection with this loan, we have issued warrants to purchase an additional 1.2 million common shares at an exercise price of $0.01 per share. In addition to the transactions with Sun Mackie, a Loan and Security Agreement with a new lender was finalized in March 2003. This agreement provides for a $26.0 million revolving line of credit and a $2.5 million term loan. Our previous U.S. lender provided a loan totaling $11.0 million, which is subordinate to the Loan and Security Agreement with our new lender. This subordinated loan and the $2.5 million new term loan satisfied the existing U.S. Term Loans (see Note 11 of Notes to Consolidated Financial Statements).

        We have taken various actions to improve results of operations and ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. During the second half of 2003, we closed our manufacturing facility in Woodinville, Washington, and are outsourcing a majority of our products from offshore contract manufacturers. This closure and other restructuring activities resulted in net reductions to our headcount of approximately 210, not including 358 people that were employed by our former Italian subsidiary, disposed of in December 2003. We are finalizing the closure of certain international sales offices and centralizing our international sales organization, the remaining financial impact of which we do not anticipate being significant.

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

        We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory valuation and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date. However, since our business cycle is relatively short, actual results related to these estimates are generally known within the six-month period following the financial statement date. Thus, these policies generally affect only the timing of reported amounts.

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

        Allowance for Doubtful Accounts.    We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to meet their financial obligations to us. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determine a smaller or larger allowance appropriate, we would record a credit or a charge to selling and administrative expense in the period in which we made such a determination.

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

        Goodwill and Other Intangible Assets.    We adopted FAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. In accordance with FAS No. 142, we no longer amortize goodwill and intangible assets with indefinite lives, but instead we measure these assets for impairment at least annually, or when events indicate that impairment exists. At December 31, 2003, we did not have any remaining goodwill or other intangibles with indefinite lives. We will continue to amortize intangible assets that have definite lives over their useful lives.

        Revenue Recognition.    Revenues from sales of products, net of sales discounts, returns and allowances, are generally recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection of the resulting receivable is considered probable. Products are generally shipped "FOB shipping point" with no right of return. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant. We generally warrant our products against defects in materials and workmanship for periods of between one and six years. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

        Income Taxes.    As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, it may materially impact the tax provision in the Statement of Operations.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales

        Our net sales from continuing operations in 2003 were $130.8 million compared to $159.4 million in 2002, a decrease of 17.9%. This decline is due to lower unit volumes, discounted pricing on certain models and reduction in the number of models we sell. We experienced a two-year volume decline due to reductions in our product offerings and an aging lifecycle of certain products resulting in lower sales.

Additionally, sales were negatively impacted during the latter part of 2003 due to our being out of stock on certain products. These product outages were due to the migration of certain product manufacturing from Woodinville, Washington to contract manufacturers, as well as the closure of our Italian operations. We believe we will continue to have product shortages until the second to third quarter of 2004. We have one significant customer who represented approximately 12% of our total revenues from continuing operations in 2003 and 14% in 2002. U.S. sales represented approximately 63% of our total sales in 2003, compared to approximately 62% in 2002. In 2004, we anticipate introducing and shipping new products, resulting in increased revenues in 2004 over 2003. These new products will include introductions of more affordable product lines; entrance into the desktop recording line and feature-rich additions to our core analog mixer product lines.

Gross Profit

        Our gross margins decreased in 2003 to $29.3 million, or 22.5% of net sales, from $37.9 million, or 23.8% of net sales in 2002. The deterioration in gross margins is due to many factors primarily surrounding the migration of a majority of our manufacturing from the U.S. to third party contract manufacturers as well as the write down of excess and obsolete inventory. Specifically, we took charges against cost of sales of approximately $6.3 million related to excessive or obsolete products compared to $7.1 million in 2002. In 2003, we were continually producing fewer goods in the U.S. and migrating a majority of these goods to Asia, however, our costs of manufacturing in the U.S. were not reducing at the same level as the output. Accordingly, the excess of costs incurred at our facilities over what we capitalized into inventory reduced our margins. We also had higher depreciation expenses in 2003 over 2002, due to a change in estimate of useful lives of certain manufacturing equipment from the planned closure of our U.S. manufacturing facility. Additionally, we had a higher percentage of our sales coming from lower margin products in 2003 than we did in 2002.

        We expect our gross margins to begin to increase in the second quarter of 2004, with continued advances throughout the remainder of 2004. During the first half of 2004, we will be incurring one time transition costs with new and existing contract manufacturers or suppliers of materials for contract manufacturing, which will keep our margins lower until the second half of 2004, when we anticipate the transitions will be complete.

Selling, General and Administrative

        Selling, general and administrative expenses were $35.7 million in 2003, a decrease of $7.7 million over 2002 expenses of $43.4 million. During 2003, we actively took measures to reduce costs including reductions in the number of employees through layoffs or attrition and significantly lower spending on marketing tradeshows. Additionally, included in selling costs are commissions paid to third parties, which were lower due to lower revenues in 2003 compared to 2002. We anticipate selling general and administrative costs to be lower in 2004 than in 2003, primarily due to cost reduction initiatives completed during 2003.

Research and Development

        Our research and developments expenses were $7.7 million in 2003, a reduction of $2.6 million compared to 2002 expenses of $10.3 million. The reduction in these expenses is due to both headcount reductions as well as the closure of a research facility we had in Belgium during the first half of 2003. We will continue to outsource certain development products to third parties, which will cause these expenses to be higher in certain quarters than others, depending on when these contracts occur. We are and will continue to invest in new products and improvements to existing products and have taken restructuring measures we believe will enable us to be more efficient at such processes. Accordingly, we anticipate our research and development costs will be lower in 2004 than in 2003.

Restructuring Costs

        During 2003, we incurred $1.6 million in restructuring expenses, primarily representing employee severance and related costs for displaced employees associated with our closing down the manufacturing facility in Woodinville, Washington, after production of goods had terminated. We believe we will begin to fully recognize the benefits of this restructuring in the second to third quarters of 2004, in the form of higher product margins on the goods previously manufactured in the U.S. Additionally, we may have additional restructuring expenses in 2004 related to future minimum lease payments of under-utilized warehouse space in the event we fully exit the space. Future minimum rental payments under this lease are approximately $2.4 million through 2006.

Other Income (Expense)

        Net other expense during 2003 was $0.9 million compared to $1.1 million in 2002. In 2003, this amount comprised of $0.2 million of interest income and $1.8 million of non-operating gains, offset by $2.9 million of interest expense. The non-operating gains include approximately $1.6 million of gains related to favorable settlements on liabilities of Mackie Belgium, closed during the first half of 2003. Interest expense will fluctuate primarily with the balance of our line of credit and may also fluctuate based on increases or decreases in the Prime Rate or LIBOR, the base rates on our line of credit.

Income Tax Benefit

        We recognized tax benefits from continuing operations in 2003 of $1.2 million, compared to $2.7 million in 2002. During 2003, we received $5.0 million in income tax refunds related to carrying back of our taxable losses from 2002 to prior years returns where we had paid income taxes. The $1.2 million income tax benefit in 2003 represents primarily the difference between income tax refunds received during 2003 in excess of income tax receivable at December 31, 2002.

        At December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $26.9 million, which if not utilized will begin to expire in 2023. We have total net deferred tax assets, including our net operating loss carryforwards, of approximately $16.2 million as of December 31, 2003. We have recorded a valuation allowance for the entire net deferred tax assets as a result of uncertainties regarding the realization of these net assets.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales

        Net sales from continuing operations were $159.4 million in 2002 compared to $172.0 million in 2001, reflecting a decrease of $12.6 million or 7.3% from 2001. This decrease resulted primarily from lower volume of sales, due in part to the continuing economic slowdown throughout the world. Our sales trended down in the latter half of 2002. Other factors which influenced sales included the decline in sales of certain older product families without the mitigating effect of new product introductions. Additionally, granting higher levels of sales discounts was necessary to maintain market share. We also introduced prompt payment discounts in the U.S. to increase cash flow.

Gross Profit

        Gross profit was $37.9 million or 23.8% of net sales for 2002 compared to $51.9 million or 30.2% of net sales for 2001. This decline was primarily due to inventory adjustments associated with products that are no longer marketable due to product obsolescence and poor field performance. Inventory adjustments associated with these products amounted to $7.1 million. Other inventory adjustments were necessary in 2002 to provide for excess material on hand as demand for certain products declined or those products failed to meet initial sales expectations. These inventory adjustments were identified and recorded primarily in the fourth quarter. In 2002, we continued the transition and manufacture of certain product lines to offshore facilities that we began in 2001. While the goal of higher gross margins was achieved for those products, the transfer created inefficiencies and excess capacity in our factories resulting in poor leverage of overhead, which lowered gross profit. We reduced the headcount at our manufacturing factories to compensate for the transfer of production, however the incremental cost of the transition in the form of severance reduced gross profit in the period affected. Finally, gross profit was reduced by sales discounts and prompt payment discount programs initiated in 2002.

Selling, General and Administrative

        Selling, general and administrative expense increased to $43.4 million in 2002 from $41.7 million in 2001, and increased as a percent of net sales in 2002 to 27.2% from 24.3% in 2001. Costs were recognized in 2002 associated with severance payments related to a reduction in force. Certain non-salary expenses were also higher in some areas in 2002 than in 2001. The majority of savings related to the 2002 reductions in headcount was not recognized in 2002, as the reductions happened in the third and fourth quarter of 2002. Additionally, we recorded bad debt expense of approximately $2.3 million in 2002 as compared to $0.8 million in 2001. The largest portion of this related to the bankruptcy filing of one of our largest U.S. customers.

Research and Development

        Research and development expenses decreased to $10.3 million in 2002 from $10.9 million in 2001. As a percent of sales, research and development stayed constant at 6% of net sales. The decrease in dollars relates primarily to an emphasis on cost cutting as well as a reduction in workforce that occurred in the third and fourth quarters of 2002.

Impairment of Goodwill and Other Long-Lived Assets and Cumulative Effect of a Change in Accounting Principle

        We adopted FAS No. 142 on January 1, 2002. As a consequence, we no longer amortize goodwill and intangibles with indefinite lives, but instead measure goodwill and intangibles for impairment at least annually, or when events indicate that impairment exists. As required by FAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of an assembled workforce. As a result of the transitional impairment test, we recorded a $5.9 million cumulative effect of a change in accounting principle in 2002. The total impairment of $5.9 million has been included in discontinued operations for the year ended December 31, 2002, as the goodwill was related to our acquisition of Mackie Italy, whose results are shown as discontinued operations in all period presented. In addition to the transitional impairment test, we reviewed our remaining goodwill and other intangibles as required annually pursuant to FAS No. 142. As a result of the annual review in the fourth quarter of 2002, we further reduced the carrying amount of goodwill by recording an impairment charge of $14.5 million, the remaining net book value.

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

Other Income (Expense)

        Net other expense was $1.1 million for 2002 compared to $3.4 million for 2001. Included in this amount is interest expense which decreased to $2.4 million in 2002 from $2.6 million in 2001. Other income, comprised primarily of foreign exchange transaction gains and losses, was income of $1.3 million in 2002 compared with an expense of $0.8 million in 2001. These gains and losses are primarily the result of changes between the value of the Euro and the U.S. dollar.

Provision (Benefit) for Income Taxes

        We had a benefit for income taxes of $2.7 million in 2002 compared to a benefit for income taxes of $1.0 million in 2001. The effective tax rate is lower than the statutory rate due primarily to the non-deductibility of certain expenses, principally goodwill and other impairment charges, and to the increase in the valuation allowance associated with deferred tax assets. The valuation allowance was determined to be necessary since utilization of our tax assets depends on future profits, which are not assured. Certain non-deductible expenses also reduced this benefit from the statutory rate, however these items were smaller in 2001 and thus had less of an effect on the overall rate.

Discontinued Operations

        Discontinued operations relate to the operations of our former subsidiary, Mackie Italy. We incurred a loss on discontinued operations of $6.4 million in 2003 compared to a loss of $7.9 million in 2002 and $2.2 million in 2001. During 2003, the loss consisted of a $1.7 million loss on the disposition of Mackie Italy, losses from operations of $2.9 million, $1.1 million net interest expense, $0.5 million of income tax expense and $0.2 million of other non-operating losses. In 2002, the loss represented operating income of $0.4 million offset by a $5.9 million charge for a cumulative effect of a change in accounting principle, $1.0 million net interest expense, $0.9 million of income tax expense and $0.5 million of other non-operating expenses. In 2001, the loss consisted of a $0.6 million loss from operations, $1.9 million of net interest expense, $0.3 million of other non-operating expense offset by an income tax benefit of $0.6 million.

Liquidity and Capital Resources

        As of December 31, 2003, we had cash and cash equivalents of $757,000 and total debt and short-term borrowings of $24.6 million.

  Net Cash from Operating Activities

        Cash provided by operations was $12.2 million in 2003, $3.3 million in 2002 and $16.1 million in 2001. Our net loss in 2003 was $21.8 million, including a loss of $1.7 million on disposal of discontinued operations and $7.0 million in depreciation and amortization. In 2003, we significantly reduced our inventory levels, providing $18.7 million in cash, and made significant collections on our receivables, providing $8.3 million in cash. We significantly paid down our accounts payable and accrued expenses during 2003 by $4.2 million, net. In 2004, we anticipate growing our inventory levels and accounts receivable as revenues increases. Accounts payable are expected to grow in 2004 due primarily to forecasted increases in inventory.

  Net Cash Used in Investing Activities

        Cash used in investing activities was $1.8 million in 2003, a decrease from $4.5 million in 2002 and $10.7 million in 2001. For the past three years, investing activities have primarily related to capital expenditures for equipment used in manufacturing, office equipment and a new corporate financial system and additional technology.

        As part of our third party manufacturing agreements, most of our contract manufacturers require that we invest in tooling equipment prior to the start of manufacture. Accordingly, in 2004 we anticipate spending approximately $4.0 million in new tooling devices required to build our products and other equipment used in the manufacturing process.

  Net Cash Used in Financing Activities

        Our cash used in financing activities primarily relate to payments and proceeds from long-term debt and our line of credit and other short-term borrowings. Financing activities also primarily include our proceeds from stock sales.

  Net Proceeds From Stock Sales

        In February 2003, Sun Mackie, an affiliate of Sun Capital Partners, Inc., a private investment firm, made an equity investment in the Company totaling $6.3 million. Certain deal-related fees reduced funds received by us by approximately $2.7 million.

  Payments and Proceeds from Long-term Debt, Line of Credit and Other Short-term Borrowings

        In addition to its equity investment, Sun Mackie provided $4.0 million in debt financing in March 2003. Interest accrues at 15% and is scheduled to be paid annually beginning in March 2004, if excess available cash exists, as defined by the senior credit agreement. The principal is due in a lump sum payment in 2007. In addition to the loan from Sun Mackie, we issued warrants to purchase an additional 1.2 million common shares at an exercise price of $0.01 per share.

        In connection with this agreement with Sun Mackie in March 2003, we refinanced all of our debt obligations, paying down a net of $4.3 million. We entered into a $2.5 million term loan and a line of credit providing up to $26.0 million with a new U.S. Lender. Availability under this line of credit is limited to eligible collateral; initial funding was $11.6 million. Principal payments on the term loan are due in equal monthly payments over five years, beginning in July 2003. Interest is due monthly calculated at the bank's prime rate plus 0.75%. Both the revolving line of credit and term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangible assets and patents. Additionally, a portion of the revolving line of credit is provided in the U.K. and is secured by accounts receivable of LOUD Technologies (Europe) Plc.

        Our previous U.S. lender has provided a loan totaling $11.0 million, which is subordinate to the Loan and Security Agreement with our new lender. Principal is due beginning in May 2005 based upon our 2004 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and certain debt repayments. If the 2004 adjusted EBITDA is greater than $3.3 million, we would make payments during the twelve month period beginning May 2005 of up to of $1.7 million; no payments or lower payments would be made if adjusted EBITDA and line of credit availability amounts fail to meet a certain threshold. The principal is due May 2006. Interest accrues at a rate of 10% and is paid subject to certain availability tests as we have availability under the Loan and Security Agreement.

        Under the terms of the line of credit and subordinated loan agreements, we are required to maintain certain financial ratios, such as a cumulative EBITDA calculation. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. At December 31, 2003, and during all measurement periods during 2003, we were out of compliance with certain of our financial covenants. As part of our loan amendments in April 2004, we have set new financial covenants and the lender has waived any penalties for past periods of non-compliance.

        In April 2004, we received a commitment letter from Sun Capital Partners III QP, LP to provide up to $2 million, in the aggregate, in debt or equity financing to the Company through December 31, 2004, if necessary to enable the Company to meet it's obligations as they become due. If the financing is in the form of debt financing, it is expected that the terms will be generally similar to the terms of the existing subordinated or senior debt arrangements, adjusted as necessary for market conditions. If the financing is in the form of equity financing, it is expected the terms will be at fair value based on the then current market conditions. This obligation is satisfied upon the funding of the $2 million to the Company.

        We have taken various actions to improve results of operations and ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. Over the last two years, these measures included the following items:

  •
  bankruptcy and sale of Mackie Italy;

  •
  closing the manufacturing facility in Woodinville, Washington, in order to outsource the manufacturing of the majority of our products offshore;

  •
  bankruptcy and closure of Mackie Belgium;

  •
  closure of certain international sales offices;

  •
  layoffs across all areas, primarily manufacturing related;

  •
  reduction of capital expenditures;

  •
  replacement of debt instruments with instruments with longer lives;

  •
  reorganization of our management team.

        Our continued liquidity is dependent upon the following key factors:

Delivery of new products

        We anticipate launching a number of new products during 2004, which will increase our revenues. We anticipate sales from new products will become meaningful towards the latter part of the second quarter to the third quarter. We believe this increase in revenues from new products in addition to sales from our continuing core products will turn around the two prior years of decline of revenues.

Ability to stay in compliance with debt covenants

        We have entered into an amendment of our line of credit and term loans, which have revised debt covenants. The key financial covenants are achievement of a certain EBITDA targets for the term of the agreement or, during the period until June 30, 2004, maintenance of $2.5 million in excess borrowing availability. We believe the Company will remain in compliance with the new covenants through December 31, 2004.

Improvement in gross margins

        In order to achieve our projected results from operations, we are anticipating realizing increases in our gross margins as both a percentage of net sales and in whole dollar amounts. Meeting these targets is contingent upon successful transition of product manufacturing to more cost efficient sources offshore. We believe the bulk of this transition has occurred and anticipate seeing these higher margins as soon as the second quarter of 2004.

Commitments

        We had the following material contractual commitments related to operating leases for equipment and facilities at December 31, 2003. In addition, we had material obligations related to short-term and long-term debt arrangements, excluding our line of credit:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
	(In thousands)
Operating Leases	$6,368	$2,084	$4,078	$206
Short-term and Long-term Debt	17,250	500	16,500	250

Total	$23,618	$2,584	$20,578	$456

        We believe sufficient cash flows from future operations and additional financing will be obtained as needed to meet our obligations to continue as a going concern through December 31, 2004.

New Accounting Pronouncements

        The FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities (VIE)," (FIN 46) in January 2003 and amended it in December 2003. FIN 46 addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003 and the Company has elected to apply the remaining provisions of FIN 46 for the period ending December 31, 2003. The Company has completed a review of its investments in both non-marketable and marketable securities as well as other arrangements to determine whether the Company is the primary beneficiary of any VIEs. The review did not identify any VIEs that would require consolidation or any significant exposure to VIEs that would require disclosure.

7A. Qualitative and Quantitative Disclosures About Market Risk

        We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however we did not have any derivative financial instruments as of December 31, 2003.

        At December 31, 2003, we had a variable rate line of credit of $7.9 million. As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the year ended December 31, 2003, an increase in the average interest rate of 10%, i.e. from 4.75% to 5.23%, would have resulted in an approximately $50,000 increase in net loss before income taxes and discontinued operations. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at December 31, 2003.

        Our non-U.S. subsidiaries have functional currencies of the U.S. Dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. These subsidiaries are located in western Europe and the U.K. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% decrease in the value of the U.S. Dollar compared to the local currencies of our non-U.S. subsidiaries, throughout the year ended December 31, 2003, would have resulted in an approximately $160,000 increase to the net loss before income taxes.

Item 8. Consolidated Financial Statements and Supplementary Data

        The following consolidated financial statements and supplementary data are included beginning on page 23 of this report.

Independent Auditors' Report

The Board of Directors and Shareholders
LOUD Technologies Inc.:

        We have audited the accompanying consolidated balance sheets of LOUD Technologies Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and shareholders' equity and comprehensive loss for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of LOUD Technologies Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LOUD Technologies Inc., and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standard No. 142, "Goodwill and other Intangible Assets" as of January 1, 2002.

Seattle, Washington
March 31, 2004, except for matters discussed
in Note 20, as to which the date is April 27, 2004

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(In thousands, except for share data)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$757	$3,062
Accounts receivable, net	13,683	31,225
Income taxes receivable	188	2,437
Inventories	18,930	50,165
Prepaid expenses and other current assets	2,280	6,269
Deferred income taxes	—	1,875

Total current assets	35,838	95,033
Property, plant and equipment, net	8,381	22,043
Intangible assets, net	5,552	5,675
Other assets, net	651	1,204

Total assets	$50,422	$123,955

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings	$7,868	$39,152
Accounts payable	8,396	22,235
Accrued liabilities	5,903	10,670
Income taxes payable	1,288	140
Current portion of long-term debt	500	7,946
Payable to former Italian subsidiary	9,301	—

Total current liabilities	33,256	80,143
Long-term debt, excluding current portion	16,262	20,266
Employee and other liabilities	72	4,435
Deferred income taxes	—	1,875

Total liabilities	49,590	106,719
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 19,608,036 and 12,555,662 shares at December 31, 2003 and 2002	33,999	29,345
Accumulated deficit	(33,167)	(11,372)
Accumulated other comprehensive loss	—	(737)

Total shareholders' equity	832	17,236

Total liabilities and shareholder's equity	$50,422	$123,955

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2003, 2002, and 2001

(In thousands, except per share data)

	2003	2002	2001
Net sales	$130,766	$159,362	$171,967
Cost of sales	101,456	121,502	120,102

Gross profit	29,310	37,860	51,865
Operating expenses:
Selling, general, and administrative	35,678	43,367	41,741
Research and development	7,711	10,316	10,881
Impairment of goodwill and other long-lived assets	—	15,829	—
Restructuring costs	1,585	—	—

Total operating expenses	44,974	69,512	52,622

Operating loss	(15,664)	(31,652)	(757)
Other income (expense):
Interest income	141	19	26
Interest expense	(2,851)	(2,443)	(2,641)
Other	1,801	1,332	(780)

	(909)	(1,092)	(3,395)

Loss before income taxes and discontinued operations	(16,573)	(32,744)	(4,152)
Income tax benefit	(1,161)	(2,694)	(993)

Loss from continuing operations	(15,412)	(30,050)	(3,159)
Loss from discontinued operations, net of income tax expense (benefit) of $539, $860 and ($613), respectively	(6,383)	(7,878)	(2,170)

Net loss	$(21,795)	$(37,928)	$(5,329)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.79)	$(2.41)	$(0.25)
Net loss from discontinued operations	(0.32)	(0.63)	(0.18)

Basic and diluted loss per share	$(1.11)	$(3.04)	$(0.43)

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Loss

Years ended December 31, 2003, 2002, and 2001

(In thousands)

	Common stock			Accumulated other comprehensive loss
			Accumulated deficit
	Shares	Amount			Total
Balance at December 31, 2000	12,372	$27,720	$31,885	$(1,835)	$57,770
Exercise of stock options	52	1	—	—	1
Amortization of deferred stock compensation	—	970	—	—	970
Comprehensive loss:
Net loss	—	—	(5,329)	—	(5,329)
Foreign currency translation adjustment	—	—	—	(602)	(602)

Total comprehensive loss					(5,931)

Balance at December 31, 2001	12,424	28,691	26,556	(2,437)	52,810
Exercise of stock options	132	1	—	—	1
Amortization of deferred stock compensation	—	653	—	—	653
Comprehensive loss:
Net loss	—	—	(37,928)	—	(37,928)
Foreign currency translation adjustment	—	—	—	1,700	1,700

Total comprehensive loss					(36,228)

Balance at December 31, 2002	12,556	29,345	(11,372)	(737)	17,236
Shares issued in private transaction, net	6,936	3,619	—	—	3,619
Warrants issued in connection with debt agreement	—	600	—	—	600
Options issued for covenant not to compete	—	285	—	—	285
Exercise of stock options	116	1	—	—	1
Amortization of deferred stock compensation	—	149	—	—	149
Comprehensive loss:
Net loss	—	—	(21,795)	—	(21,795)
Foreign currency translation adjustment	—	—	—	(228)	(228)
Realization of loss on currency translation adjustment	—	—	—	965	965

Total comprehensive loss					(21,058)

Balance at December 31, 2003	19,608	$33,999	$(33,167)	$—	$832

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

(In thousands)

	2003	2002	2001
Operating activities:
Net loss	$(21,795)	$(37,928)	$(5,329)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss on disposal of discontinued operations	1,694	—	—
Gain on disposal of business	(1,577)	—	—
Cumulative effect of a change in accounting principle	—	5,940	—
Depreciation and amortization	6,982	9,217	8,520
Impairment of goodwill and other long-lived assets	—	15,829	—
Loss on asset dispositions	113	305	—
Deferred stock compensation	149	653	970
Deferred income taxes	—	2,196	(2,386)
Non-cash interest expense	113	—	—
Changes in operating assets and liabilities, net of acquisition and disposition:
Accounts receivable	8,348	6,477	3,644
Inventories	18,746	4,803	11,564
Prepaid expenses and other current assets	(990)	405	(632)
Other assets	455	73	846
Accounts payable and accrued expenses	(4,166)	(2,694)	(227)
Income taxes	4,090	(2,014)	(893)

Net cash provided by operating activities	12,162	3,262	16,077

Investing activities:
Acquisition of businesses, net of cash acquired	—	—	(2,267)
Proceeds from sales of available-for-sale securities	—	—	515
Proceeds from sales of property, plant and equipment	221	—	—
Purchases of property, plant and equipment	(1,982)	(4,544)	(8,974)

Cash used in investing activities	(1,761)	(4,544)	(10,726)

Financing activities:
Proceeds from long-term debt and warrants	17,500	4,730	3,613
Payments on long-term debt	(16,791)	(2,505)	(5,219)
Net proceeds (payments) on bank line of credit and short-term borrowings	(17,254)	920	(5,075)
Payment in connection with acquisition of business	—	(1,193)	—
Net proceeds from stock sales and exercise of stock options	3,620	1	1

Cash provided by (used in) financing activities	(12,925)	1,953	(6,680)

Effect of exchange rate changes on cash	219	296	(414)

Increase (decrease) in cash and cash equivalents	(2,305)	967	(1,743)
Cash and cash equivalents at beginning of year	3,062	2,095	3,838

Cash and cash equivalents at end of year	$757	$3,062	$2,095

Supplemental disclosures
Cash paid for interest, net of capitalized interest of $258,000 in 2001	$3,060	$4,003	$4,387
Cash paid (refunded) for income taxes	$(4,628)	$(1,472)	$1,526
Amounts payable in connection with acquisition of business	$—	$—	$1,920

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOUD TECHNOLOGIES INC.

(1)   Description of Business

        We develop, manufacture, distribute and sell high-quality, affordable digital and analog audio mixers, speakers, amplifiers and other professional audio equipment on a worldwide basis. Our products are used by professional musicians, sound installation contractors and broadcast professionals both in sound recordings, live presentations systems and installed sound systems. We distribute our products primarily through retail dealers, mail order outlets and installed sound contractors. As of December 31, 2003, our primary operations are in the United States and the U.K. During 2002 and 2001, we also had operations in Italy, France and Germany.

        On September 15, 2003, we changed the company name from Mackie Designs, Inc. to LOUD Technologies Inc. This change was designed to eliminate the confusion between the company name and the brand, Mackie. As a result of this change, our ticker symbol changed from MKIE to LTEC.

        On February 21, 2003, we finalized an agreement with Sun Mackie, LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm, whereby Sun Mackie purchased approximately 14.4 million shares of our common stock for $10.0 million. Sun Mackie acquired approximately 7.4 million of these shares from certain selling shareholders. It acquired approximately 7.0 million newly issued shares directly from the Company for approximately $6.3 million. Net proceeds after transaction related costs were approximately $3.6 million. As a result of this transaction, Sun Mackie owned approximately 74% of our outstanding shares on that date.

        In addition to its equity investment, Sun Mackie has provided $4.0 million of debt financing, which funded in March 2003. In connection with this loan, we have issued warrants to purchase an additional 1.2 million common shares at an exercise price of $0.01 per share. In addition to the transactions with Sun Mackie, a Loan and Security Agreement with a new lender was finalized in March 2003. This agreement provides for a $26.0 million revolving line of credit and a $2.5 million term loan. Our previous U.S. lender provided a loan totaling $11.0 million, which is subordinate to the Loan and Security Agreement with our new lender. This subordinated loan and the $2.5 million new term loan satisfied the previously existing U.S. Term Loans (see Note 11).

        At December 31, 2003, we were not in compliance with certain financial covenants of our debt agreements. In April 2004, we executed Loan Amendment and Waiver agreements, waiving penalties for prior noncompliance and amending the future financial covenants. Management believes the Company will remain in compliance with the new covenants through December 31, 2004.

        We have taken various actions to improve results of operations and ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. During the second half of 2003, we closed our manufacturing facility in Woodinville, Washington, and have begun outsourcing production of the majority of our products from offshore contract manufacturers. This closure and other restructuring activities resulted in reducing our headcount in 2003 by approximately 210 people, not including approximately 358 people that were formerly employed by our former Italian subsidiary. We are finalizing the closure of certain international sales offices and centralizing our international sales organization.

(2)   Summary of Significant Accounting Policies

  (a)
  Basis of Presentation

        The financial statements consolidate the accounts of LOUD Technologies Inc. and our wholly owned subsidiaries. The companies are collectively hereinafter referred to as "the Company,"

"LOUD", "we," "our" and "us." All significant intercompany accounts and transactions have been eliminated.

  (b)
  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangibles; valuation allowances for receivables, inventories and deferred income tax assets; and contingencies and obligations related to Mackie Italy. Actual results may differ from those estimates.

  (c)
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

  (d)
  Advertising Expense

        The cost of advertising included in selling, general and administrative expense is expensed as incurred. For 2003, 2002, and 2001 these expenses totaled $2.4 million, $3.1 million, and $4.0 million, respectively.

  (e)
  Research and Development Costs

        Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Under our current practice of developing new products and enhancements, the technological feasibility of the underlying products is not established until the completion of a working model at which time all product development is substantially complete. Accordingly no such costs have been capitalized because the impact would not be material.

  (f)
  Foreign Currency Translation

        The financial statements of our non-U.S. subsidiaries have been translated into U. S. Dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. In 2003, due to the restructuring of our operations in Europe subsequent to the sale of Mackie Italy, we determined the functional currency of our remaining non-U.S. subsidiaries to be the U.S. dollar. Prior to the sale of our Italian operations, we had entities whose functional currency was the local currency of the country in which they operate.As a result, all assets and liabilities in the balance sheets of these subsidiaries, whose functional currency is now the U.S. Dollar, are translated at year-end exchange rates. Net sales, costs and expenses are translated at average rates of exchange prevailing during the period. Translation gains and losses are included in other income (expense), net. Realized and unrealized gains and losses on foreign currency transactions are included in other income (expense), net. In 2002 and 2001, recorded gains and losses of these subsidiaries accumulated in a separate component of shareholders equity, when the functional currency was not the U.S. dollar.

  (g)
  Cash Equivalents

        We consider all demand deposits and all highly liquid debt instruments with maturity at purchase of three months or less to be cash equivalents. At December 31, 2003, restricted cash of $0.3 million is included in prepaid expenses and other current assets.

  (h)
  Accounts Receivable

        Accounts receivable are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based upon our historical write-off experience, the current aging of accounts receivable, and customer specific credit risk factors. Accounts receivable balances are written off when we determine that it is unlikely we will receive future remittances. We do not have any off-balance-sheet credit exposures related to our customers.

        Allowances deducted from accounts receivable for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

	Balance at beginning of year	Additions	Deductions*	Balance at end of year
2003	$2,684	$1,359	$(1,880)	$2,163
2002	$1,349	$2,476	$(1,141)	$2,684
2001	$1,079	$794	$(524)	$1,349

*
Deductions represent uncollectible accounts written off against the allowance, net of recoveries. For 2003, deductions include $1,159 related to amounts included in beginning balance of discontinued operations sold in 2003.

(i)
Inventories

        Inventories are valued at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Market value adjustments are recorded for obsolete material, slow-moving product, service and demonstration products. We make judgments regarding the carrying value of our inventory based upon current market conditions. In 2003 and 2002, we made adjustments, included in cost of sales, associated with products that are no longer marketable due to a combination of product obsolescence and poor field performance. Inventory adjustments recorded in cost of sales associated with these products amounted to approximately $5.7 million and $7.1 million in 2003 and 2002, respectively.

  (j)
  Property, Plant and Equipment

        Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows: buildings, 33 years; machinery and equipment, 5 to 7 years; and furniture and fixtures, 3 to 5 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. Direct internal and external costs of computer software developed for internal use are capitalized in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized costs are amortized using the straight-line method over the estimated useful lives beginning when each module is complete and ready for its intended use. Maintenance and repairs are expensed as incurred. In accordance with Statement of Accounting Standards No. 34, Capitalization of Interest Cost, we capitalized $258,000 as part of the cost of our Enterprise Resource Planning information system in 2001.

  (k)
  Goodwill and Other Intangible Assets

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted FAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. In accordance with FAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually, or when events indicate that impairment exists (see Note 3). Intangible assets that are determined to have definite lives will continue to be amortized on the straight-line method over their estimated useful lives. Developed technology and trademark of EAW are amortized over 20 years. For 2002 and 2001, developed technology of Mackie Designs Engineering Services BVBA was amortized presuming a five-year life. In 2002, an impairment charge related to this technology was recorded (see Note 8).

  (l)
  Impairment of Long-Lived Assets

        The recoverability of long-lived assets including property, plant and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. Factors which might trigger impairment include significant underperformance relative to expected operating results, significant changes in our use of the assets or the strategy for our overall business, and significant negative industry or economic trends (see Notes 8 and 9).

  (m)
  Fair Value of Financial Instruments

        The carrying amounts of cash, accounts receivable, bonds, short-term borrowings, accounts payable, accrued liabilities and long-term debt are carried at cost which approximates their fair value because they are of a short-term nature or have interest rates that approximate market rates.

  (n)
  Stock-Based Compensation

        Stock-based employee compensation plans are accounted for using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FAS Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or if options were issued to non-employees.

        We have elected to apply the disclosure-only provisions of FAS No. 123, Accounting for Stock-Based Compensation as amended by FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FAS No. 123.

        FAS No. 123, as amended, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, we apply the existing accounting rules under APB No. 25 and provide pro forma net loss and pro forma loss per share disclosures for stock-based awards made as if the fair value method defined in FAS No. 123, as amended, had been applied.

        The following table summarizes relevant information as to the reported amounts under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS No. 123, as amended, had been applied:

	2003	2002	2001
	(In thousands, except for per share data)
Net loss:
As reported	$(21,795)	$(37,928)	$(5,329)
Add stock-based employee compensation expense included in reported net loss	101	653	640
Less stock-based employee compensation expense determined under fair value based method	(1,307)	(1,565)	(1,737)

Pro forma	$(23,001)	$(38,840)	$(6,426)

Basic and diluted net loss per share:
As reported	$(1.11)	$(3.04)	$(0.43)
Pro forma	(1.18)	(3.11)	(0.52)

        The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2003	2002	2001
Weighted average risk-free interest rate	3.5%	4.0%	4.8%
Expected volatility	95.0%	73.0%	62.9%
Expected lives (in years)	7	7	7

        For options with an exercise price less than the market price at the time of issuance, the following assumptions were used:

2001
Weighted average risk free interest rates	4.87%
Expected dividend yield	0.00%
Expected volatility	62.90%
Expected lives (in years)	3

        For options granted with an exercise price equal to the market price at the time of issuance, the weighted average fair value of options granted during the years 2003, 2002, and 2001 was $0.87, $2.43, and $3.88, respectively. For options with an exercise price less than the market price at the time of issuance, the weighted average fair value of options granted during 2001 was $5.49. In 2001, the exercise price of all such options was $0.01 per share. There were no employee options granted in 2003 and 2002 for which the exercise price was less than the market price.

  (o)
  Guarantees

        In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. We adopted the disclosure provision requirements of FIN No. 45 during the year ended December 31, 2002. In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions and give rise only to the disclosure requirements prescribed by FIN No. 45.

        Indemnification and warranty provisions contained within our sales agreements are generally consistent with those prevalent in our industry. The duration of product warranties is generally one to six years following delivery of products.

        The warranty liability is summarized as follows (in thousands):

	Balance at beginning of year	Charged to cost of revenue	Applied to liability	Balance at end of year
2003	$1,525	$2,788	$(3,232)	$1,081
2002	$1,642	$3,594	$(3,711)	$1,525
  (p)
  Income Taxes

        We recognize deferred tax assets and liabilities for the future tax consequences attributed to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

  (q)
  Computation of Basic and Diluted Net Loss per Share

        Net loss per share has been calculated under FAS No. 128, Earnings per Share. Basic net loss per share is computed using the weighted average number of common stock outstanding for the year including warrants and options to purchase 1.3 million shares, which are exercisable for little cash consideration. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year increased by the weighted average number of potential common shares outstanding during the period, using the treasury stock method. During the years ended December 31, 2003, 2002 and 2001, potential common shares related to stock options of 4,084,000, 3,951,000, and 4,746,000, respectively, are excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive.

  (r)
  Concentration of Credit and Supply Risk

        We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the U.S. Where we are exposed to material credit risk, we generally require letters of credit, advance payments, or carry foreign credit insurance. No individual country outside of the U.S. accounted for more than 10% of net sales from continuing operations in any of the periods presented. Sales to U.S. customers are generally on open credit terms. In the U.S., we primarily sell our products through third-party resellers and experience individually significant annual sales volumes with major resellers. In 2003 and 2002, we had sales to one customer of $15.6 million and $22.2 million or 12% and 14%, respectively, of consolidated net sales from continuing operations. There were no customers representing more than 10% of total sales in 2001.

        We rely almost exclusively on one vendor for certain components of our analog mixers, but we are in contact with other manufacturers of these items regularly. These items are critical components in certain of our products. Interruption in, or cessation of, the supply of these components from these suppliers could adversely affect our production capability, as the qualification process for another manufacturer, from sample submission to production quality and quantity delivery, could take several months.

        Many of our products are currently begin manufactured exclusively by a few manufacturers on our behalf. We anticipate over 10% of our products may come from one manufacturer in 2004.

  (s)
  Recent Accounting Pronouncements

        The FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities (VIE)," (FIN 46) in January 2003 and amended it in December 2003. FIN 46 addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003 and the Company has elected to apply the remaining provisions of FIN 46 for the period ending December 31, 2003. The Company has completed a review of its investments in both non-marketable and marketable securities as well as other arrangements to determine whether the Company is the primary beneficiary of any VIEs. The review did not identify any VIEs that would require consolidation or any significant exposure to VIEs that would require disclosure.

  (t)
  Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

(3)   Goodwill and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board issued FAS No. 141, Business Combinations and FAS No. 142, Goodwill and Other Intangible Assets, which supercede Accounting Principles Board Opinion No. 17, Intangible Assets. FAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and intangibles having an indefinite life. Under a nonamortization approach, goodwill and certain intangible assets are no longer amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than fair value.

        We adopted FAS No. 142 on January 1, 2002. Accordingly, we reclassified an assembled workforce intangible asset with an unamortized balance of $1.1 million and a related deferred tax liability of $383,000 to goodwill on January 1, 2002. FAS No. 142 prescribes a two-phase process for impairment testing of goodwill and the timing of transitional impairment steps. The first phase identifies indications of impairment; while the second phase (if necessary), measures the impairment. As required by FAS No. 142, we performed a transitional impairment test on goodwill as of January 1, 2002. As a result of the impairment test, we recorded a $5.9 million cumulative effect of an accounting change associated with our foreign reporting unit, which included the goodwill generated from the acquisition of Mackie Italy. As a result, the impairment of $5.9 million has been included in discontinued operations for the year ended December 31, 2002.

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

        The results for the year ended December 31, 2001 do not reflect the provisions of FAS No. 142. Had we adopted the nonamortization provision of FAS No. 142 on January 1, 2000, the 2001 net loss and the related per-share amounts as adjusted would have been presented as follows (in thousands except per share data):

	Continuing operations	Discontinued Operations	Total
Net loss	$(3,159)	$(2,170)	$(5,329)
Goodwill amortization	525	906	1,431

Adjusted net loss	$(2,634)	$(1,264)	$(3,898)

Basic and diluted loss per share:
Net loss	$(0.25)	$(0.18)	$(0.43)
Goodwill amortization	0.04	0.08	0.12

Adjusted net loss	$(0.21)	$(0.10)	$(0.31)

(4)   Discontinued Operations

        On December 10, 2003, Mackie Designs (Netherlands) B.V. ("Mackie Netherlands"), a wholly-owned subsidiary of LOUD Technologies Inc. ("LOUD" or the "Company"), sold all of the shares of Mackie Designs (Italy) S.p.A. ("Mackie Italy"), a wholly-owned subsidiary of Mackie Netherlands, to Knight Italia S.p.A. ("Knight Italia") for a nominal amount, pursuant to an Agreement by and among the Company, Mackie Netherlands and Knight Italia.

        Prior to the sale, Mackie Netherlands filed to put Mackie Italy into a Concordato Preventivo, an Italian form of court-supervised liquidation (the "Concordato"). Knight Italia has made an irrevocable offer to the court to lease or purchase the former Mackie Italy factory in Reggio Emilia, Italy, the RCF brand name and significant other Italian-based assets. In December 2003, the Company fulfilled its obligation under the Concordato filing to purchase approximately $620,000 of finished inventory. The Concordato filing is subject to approval by a majority of the creditors and then by an Italian court which approval is expected in 2004. In the event the court denies the bankruptcy, Italian law may permit actions to be taken against the Company including demanding a refund of any payments made to the Company in the prior two years.

        The Company, its subsidiaries, the Company's directors or officers, or any associates of its directors or officers do not have any material relationship with Knight Italia, other than as a new supplier of components and equipment.

        The disposition of these operations is accounted for as a discontinued operation. At December 31, 2003, we do not show any assets or liabilities of this entity on our consolidated balance sheet. We have reclassified and condensed the results of discontinued operations on our consolidated statements of operations for all years presented. Cash flows from these operations are included in our consolidated statements of cash flows for all periods presented. Summarized operating results of the discontinued operations for the years ended December 31, 2003, 2002 and 2001, are as follows:

	2003	2002	2001
	(In thousands)
Revenues	$29,121	$28,640	$34,572
Gross profit	5,058	8,821	9,705
Operating income (loss)	(3,707)	414	(643)
Loss before income taxes and cumulative effect of a change in accounting principle	(4,637)	(1,078)	(2,783)
Income tax (expense) benefit	(539)	(860)	613
Cumulative effect of a change in accounting principle	—	(5,940)	—
Loss from discontinued operations*	(6,383)	(7,878)	(2,170)

*
Includes loss on disposition of $1.7 million in 2003.

        Interest was allocated to discontinued operations based on actual debt held by Mackie Italy. At December 10, 2003, the assets and liabilities associated with this disposition were as follows (in thousands):

Accounts receivable, net	$12,099
Intercompany receivables, net	5,028
Inventory, net	15,590
Property, plant and equipment, net	8,815
Other assets	1,424
Accounts payable and accrued liabilities	18,231
Line of credit and long term debt	22,953

(5)   Restructuring Costs

        During 2003, management approved and implemented a restructuring plan in order to adjust operations. Major actions primarily involved the reduction of workforce due to our decision to close certain manufacturing facilities. We incurred $1.6 million in restructuring expenses, primarily representing employee severance and related costs for approximately 210 displaced employees. We had $0.3 million of these restructuring amounts remaining in accrued liabilities at December 31, 2003. This remaining amount is expected to be paid in cash by December 31, 2004.

(6)   Restricted Investments

        Mackie Italy held various zero-coupon Italian bank bonds as collateral for two bank term loans. The bonds aggregated $5.4 million at December 31, 2002, and were recorded at amortized cost, which approximated market value. At December 31, 2002, these bonds were included in prepaid expenses and other. These bonds were treated as held-to-maturity.

(7)   Inventories

        Inventories consist of the following:

	December 31,
	2003	2002
	(In thousands)
Raw materials	$4,383	$22,246
Work in process	543	3,346
Finished goods	14,004	24,573

	$18,930	$50,165

(8)   Intangible Assets

        Intangible assets with finite lives consist of the following:

	December 31,
	2003	2002
	(In thousands)
Developed technology	$5,200	$5,200
Trademark	1,380	1,380
Non-compete agreement	285	—

	6,865	6,580
Less accumulated amortization	(1,313)	(905)

	$5,552	$5,675

        Amortization expense for intangible assets was $408,000, $541,000 and $661,000 in 2003, 2002 and 2001, respectively. At December 31, 2002, we reviewed our intangible assets for potential impairment and determined that the carrying value of the developed technology recorded in connection with our acquisition of Mackie Designs Engineering Services BVBA would not be recoverable. Accordingly, we recorded an impairment charge of $763,000 due to the unsatisfactory results of this entity. We performed a similar impairment analysis at December 31, 2003, noting no impairment charge for the remaining intangible assets was required.

        Expected future amortization expense related to identifiable intangible assets for the next five years is as follows (in thousands):

Years ending December 31:
2004	$424
2005	424
2006	345
2007	329
2008	329

(9)   Property, Plant and Equipment

        As of December 31, 2003 and 2002, property, plant and equipment consisted of the following:

	December 31,
	2003	2002
	(In thousands)
Land	$—	$2,042
Buildings	—	4,888
Machinery, equipment and software	21,727	33,870
Furniture and fixtures	5,342	11,053
Leasehold improvements	5,239	5,423

	32,308	57,276
Less accumulated depreciation and amortization	(23,927)	(35,233)

	$8,381	$22,043

(10) Income Taxes

        Components of loss from continuing operations before income taxes are as follows (in thousands):

	2003	2002	2001
U.S.	$(14,942)	$(25,614)	$(2,134)
Foreign	(1,631)	(7,130)	(2,018)

Income (loss) before income taxes	$(16,573)	$(32,744)	$(4,152)

        The income tax benefit is as follows (in thousands):

	2003	2002	2001
Current income taxes:
U.S. federal	$(1,191)	$(4,062)	$(532)
Foreign	569	32	1,312

Total current	(622)	(4,030)	780

Deferred income taxes:
U.S. federal	—	1,256	(1,006)
State and local	—	—	(73)
Foreign	—	940	(1,307)

Total deferred	—	2,196	(2,386)

Total income tax benefit	$(622)	$(1,834)	$(1,606)

        The allocation of income tax benefit is as follows (in thousands):

	2003	2002	2001
Total income tax benefit from continuing operations	$(1,161)	$(2,694)	$(993)
Total income tax expense (benefit) from discontinued operations	539	860	(613)

Total income tax benefit	$(622)	$(1,834)	$(1,606)

        The tax effects of temporary differences and carryforwards that give rise to significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
	(In thousands)
Deferred tax assets:
Accrued expenses	$988	$929
Bad debt allowance	659	707
Inventory adjustments	2,109	3,843
Net operating loss carryforwards	9,406	1,656
Intangible assets	—	1,748
Capital loss carryforwards	4,837	—
Tax credit carryforwards	418	392
Other items, net	25	531

	18,442	9,806
Less valuation allowance	(16,239)	(5,453)

Total deferred tax assets	2,203	4,353

Deferred tax liabilities:
Property, plant, and equipment	388	2,312
Specifically identifiable intangible assets	1,815	2,041

Total deferred tax liabilities	2,203	4,353

Net deferred tax assets	$—	$—

        Utilization of net operating loss carryforwards and tax credit carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Deferred tax assets of foreign jurisdictions comprised $0.8 million and $2.1 million at December 31, 2003 and 2002, respectively. Deferred tax liabilities of foreign jurisdictions was zero at December 31, 2003 and $1.9 million at December 31, 2002.

        Reconciliation from the U.S. statutory income tax rate of 34% to the effective income tax rate is as follows:

	2003	2002	2001
	(In thousands)
Tax at the statutory rate	$(7,621)	$(11,499)	$(2,358)
US tax loss on disposition of foreign operations	(6,255)	—	—
Research and development tax credit	(26)	(100)	(413)
Foreign sales corporation/extraterritorial income benefit	—	(459)	(16)
Nondeductible expenses and other permanent differences	90	450	249
Goodwill impairment and amortization	—	3,831	124
Foreign tax greater than U.S. statutory rate	2,555	589	897
Increase in valuation allowance	10,786	5,354	—
State taxes, net of federal impact	(151)	—	(89)

	$(622)	$(1,834)	$(1,606)

        At December 31, 2003 we had U.S. and international net operating loss carryforwards of approximately $26.9 million. These carryforwards generally begin expiring in 2023.

        We have provided a valuation allowance on the net deferred tax assets. Due to our history of operating losses, we have determined it is more likely than not that they will not be fully realized since the utilization of our deferred tax assets depends on future profits, which are not assured.

(11) Debt and Liquidity

        A Loan and Security Agreement with a new lender was finalized in March 2003 and provides for a $26.0 million revolving line of credit limited to a percentage of eligible collateral. This lender has also provided a $2.5 million term loan. Principal payments on the term loan are due in equal monthly payments over five years, beginning in July 2003. Interest is due monthly and is calculated at the bank's prime rate plus a specified margin. This rate was 4.75% at December 31, 2003. Both the revolving line of credit and term loan are secured by all U.S. assets, including but not limited to, accounts receivable, inventory, fixed assets, tangible assets, and patents. Additionally, a portion of the revolving line of credit is provided in the U.K. and is secured by accounts receivable of LOUD Technologies (Europe) Plc.

  (a)
  Short-Term Borrowings

        Short-term borrowings consisted of the following at December 31:

	2003	2002
	(In thousands)
U.S. line of credit	$7,868	$18,918
Non-U.S. short-term credit facilities	—	20,234

	$7,868	$39,152

        At December 31, 2003, the outstanding balance on our line of credit was $7.9 million and excess availability was $3.7 million. This line of credit contains certain financial covenants, which we were not in compliance with at December 31, 2003. In April 2004, we executed a Loan Amendment and Waiver agreement, waiving penalties for prior noncompliance and amending the future financial covenants. Management believes the Company will remain in compliance with the new covenants through December 31, 2004.

        At December 31, 2002 we had a credit agreement with a U.S. bank, which provided a revolving bank line and two term loans. See Long-Term Debt for additional detail on this agreement. The line of credit provided up to $25.0 million of short-term borrowings subject to certain limitations. These limitations reduced the actual availability to $20.9 million. This line of credit also provided a guarantee of approximately $1.6 million of our debt in Italy. Borrowings under this line of credit bore interest at the bank's prime rate or LIBOR plus a specified margin.

        At December 31, 2002, we had agreements with several banks in Italy that provided short-term credit facilities totaling approximately $30.5 million. We also had a line of credit with a bank in Belgium totaling approximately $0.3 million.

        The weighted average interest rate on total short-term borrowings was 4.82% and 5.1% at December 31, 2003 and 2002, respectively.

  (b)
  Long-Term Debt

        Long-term debt consisted of the following at December 31:

	2003	2002
	(In thousands)
U.S. term loans	$2,250	$13,933
U.S. subordinated note payable	11,000	—
Note payable to related party (face value $4 million)	3,512	—
Capital leases	—	54
Mortgage on Italy property	—	5,208
Bank term loan	—	6,612
Other notes	—	2,405

	16,762	28,212
Less current portion	(500)	(7,946)

	$16,262	$20,266

        Our previous U.S. lender has provided a loan totaling $11.0 million, which is subordinate to the Loan and Security Agreement with our new lender. This subordinate loan and the $2.5 million new term loan satisfied the previous existing U.S. Term loans. Principal on the subordinate loan is due beginning in May 2005 based upon our 2004 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and certain debt repayments (Adjusted EBITDA). If the 2004 adjusted EBITDA is greater than $3.3 million, we would make payments during the twelve month period beginning May 2005 of up to of $1.7 million; no payments or lower payments would be made if adjusted EBITDA and line of credit availability amounts fail to meet a certain threshold. The principal is due May 2006. Interest accrues at a rate of 10% and is paid on a regular basis as we have availability under the Loan and Security Agreement. As of December 31, 2003, we have $151,000 of accrued interest related to the subordinated loan.

        In addition to its equity investment, Sun Mackie has provided $4.0 million of debt financing which also funded in March 2003. Interest accrues at 15% and is paid annually beginning March 2004, upon achievement of a specified Adjusted EBITDA. As we did not meet this threshold in 2003, the interest accrued at March 31, 2004 will be added to principal and will accrue interest. A similar measurement will be made each March until the principal is due in a lump sum payment in 2007. In connection with the loan from Sun Mackie, we have issued warrants to purchase an additional 1.2 million common shares at an exercise price of $0.01 per share. We valued the warrants issued in this transaction at $600,000, and the debt at $3.4 million. We are increasing the value of the loan to its face value of $4.0 million over its 4-year life through additional non-cash interest expense. At December 31, 2003, the recorded value of this loan was $3.5 million.

        At December 31, 2002, we had a credit agreement with a U. S. bank covering a revolving bank line of credit and two term loans. Under the terms of this agreement, we were required to maintain certain financial ratios and tangible net worth. The agreement also provided, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. There were two U.S. term loans. These loans were paid off during 2003, primarily with proceeds from our new debt.

        At December 31, 2002, the remaining long-term debt was with our former subsidiary, Mackie Italy. These amounts are denominated in a combination of Euro and U.S. dollar. The mortgage was secured by land and building in Italy. There were two foreign bank term loans. The first, totaling $1.6 million at December 31, 2002 was secured by a letter of credit from LOUD Technologies Inc. in the U.S. and was repaid on January 3, 2003. The second, totaling $5.0 million at December 31, 2002, was secured by bank bonds held by Mackie Italy.

        Aggregate annual principal payments of long-term debt are stated below (in thousands):

2004	$500
2005	500
2006	11,500
2007	4,500
2008	250

$17,250

Future accretion to face value	(488)

Total long-term debt	$16,762

(12) Employee and Other Liabilities

        Under Italian law, employees of our former subsidiaries in Italy were entitled to severance benefits calculated primarily based upon compensation and length of service. These severance benefits vest immediately and are payable upon the employee's separation from the Company. This liability aggregated approximately $3.7 million at December 31 2002. In addition, commissioned sales agents of Mackie Italy are entitled to similar severance benefits based upon commissions earned and length of service. This liability aggregated approximately $650,000 at December 31, 2002. At December 31, 2003, these liabilities were no longer an obligation of the Company due to the sale of Mackie Italy (see Note 4).

(13) Related-Party Transactions

        At December 31, 2003, we have recorded a $4.0 million note payable to Sun Mackie, as disclosed in Note 11. Additionally, we have a management agreement to pay $400,000 per year to an affiliate of Sun Mackie. During 2003, we recorded expenses of approximately $400,000 under this agreement.

        We have a lease with related parties as discussed in Note 17.

        We made a non-interest bearing loan to James T. Engen, Chief Executive Officer and director, in November 1999 for relocation expenses. The principal amount of the loan, $250,000, is due and payable in full upon the earlier of October 31, 2004 or Mr. Engen's termination. Payments to reduce this amount began in December 2002. As of December 31, 2003, the unpaid principal amount of this loan was $134,000.

        In 2001, we had an agreement to receive marketing and sales services from a company in which one of our directors and shareholders was a partner. This agreement was substantially similar to agreements we have with our other independent representatives. Expenses under this agreement amounted to $456,000 in 2001.

(14) Employee Benefit Plans

        We currently have qualified profit-sharing plans under the provisions of Internal Revenue Code Section 401(k) for all U.S. based employees meeting the eligibility requirements. Contributions are based on a matching formula as defined in each of the plans. Additional contributions may be made at the discretion of the board of directors. Contributions to the respective plans vest ratably over a 5-year period. Contributions to the plan were $196,000, $497,000 and $560,000 in 2003, 2002, and 2001, respectively.

(15) Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share. Stock options representing 4,084,000, 3,951,000, and 4,746,000 shares in 2003, 2002 and 2001, respectively, were excluded from the calculation of diluted net loss per share because they are antidilutive.

	2003	2002	2001
	(In thousands)
Numerator:
Net loss from continuing operations	$(15,412)	$(30,050)	$(3,159)
Net loss from discontinued operations	(6,383)	(7,878)	(2,170)

Numerator for basic and diluted net income loss per share	$(21,795)	$(37,928)	$(5,329)

Denominator:
Weighted average shares outstanding	18,569	12,489	12,391
Dilutive potential common shares from outstanding stock options and warrants	987	—	—

Denominator for basic and diluted net loss per share	19,556	12,489	12,391

	2003	2002	2001
Basic and diluted net loss per share:
Continuing operations	$(0.79)	$(2.41)	$(0.25)
Discontinued operations	(0.32)	(0.63)	(0.18)

Basic and diluted net loss per share	$(1.11)	$(3.04)	$(0.43)

(16) Shareholders' Equity

        During July 2003, our board of directors adopted the 2003 Stock Option Plan (the 2003 Plan), authorizing options to purchase 1,728,000 shares of common stock. The 2003 Plan calls for options to be non-qualified stock options with exercise prices equal to the fair market value of the stock on the date granted. Options generally vest over a four year period and expire on the earlier of ten years from grant date or three months from termination. If an option holder is terminated for Cause, as defined, the options would terminate a day prior to termination. At December 31, 2003, 648,000 shares of common stock were available for future grants under the 2003 Plan.

        The Company also has a 1995 Stock Option Plan (the 1995 Plan), which authorized 6.5 million shares of common stock for grants. The exercise price of incentive stock options granted under the 1995 Plan may not be less than the fair market value of the common stock on the date of grant. The exercise price of nonqualified stock options granted under the plan may be greater or less than the fair market value of the common stock on the date of grant, as determined by the stock option committee of the board of directors at its discretion. Options generally vest over a four to five-year period and expire no later than ten years after the date of grant. At December 31, 2003, 2,849,000 shares of common stock were available for future grants under the 1995 Plan.

        In February 2003, as part of a separation agreement with a former founder and director, we granted 170,000 stock options with a fair value on the date of grant of $176,000 to be amortized on a straight-line basis over the vesting period of three years. In addition, we repriced options previously held by this founder, to purchase 330,000 shares with an average exercise price of $6.27 to a new exercise price of $1.02 in exchange for a non-compete agreement valued at $285,000.

        In connection with the acquisitions of Mackie Designs Engineering Services and EAW, certain key employees of these entities were granted a total of 399,998 non-qualified stock options with an exercise price of $0.01. These options are linked to continued employment and vest ratably over a two-year period from the respective grant date. We recognized compensation expense related to these options on a straight-line basis over the two-year vesting period.

        The following table summarizes the stock option activity for the three-year period ended December 31, 2003:

	Shares subject to option	Weighted average exercise price
	(In thousands)
Options outstanding at December 31, 2000	4,128	$5.68
Granted	852	5.12
Forfeited	(182)	5.24
Exercised	(52)	0.01

Options outstanding at December 31, 2001	4,746	5.66
Granted	522	3.56
Forfeited	(1,185)	5.84
Exercised	(132)	0.01

Options outstanding at December 31, 2002	3,951	5.26
Granted	1,250	1.05
Forfeited	(1,001)	5.37
Exercised	(116)	0.01

Options outstanding at December 31, 2003	4,084	$3.67

        At December 31, 2003, 2002, and 2001 a total of 2,459,000, 2,685,000 and 3,041,000 options were exercisable, respectively. The weighted average exercise price of these options was $4.97, $5.73, and $5.95 respectively.

        The following table summarizes information about options outstanding and exercisable at December 31, 2003:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
	(In thousands)			(In thousands)
$0.01	83	6.3	$0.01	63	$0.01
$1.02-1.35	1,655	8.5	1.05	341	1.03
$2.57-4.75	274	7.2	4.10	152	4.46
$5.06-6.50	1,760	3.4	5.61	1,614	5.64
$6.69-8.75	312	4.7	7.22	289	7.25

	4,084	5.9	$3.67	2,459	$4.97

(17) Commitments and Contingencies

  (a)
  Commitments

        Our primary facility in Woodinville, Washington is owned by a company whose owners include three individuals each of whom was a significant shareholder and director in 2002 and part of 2003. Monthly rent expense on this facility as of December 31, 2003 was $68,000; the lease expires December 31, 2006. Annual rent expense under this lease was $817,000, $800,000 and $786,000 in 2003, 2002, and 2001. Taxes, insurance, utilities, and maintenance are our responsibility. Additionally, we lease other facilities in Woodinville, Washington as well as Whitinsville, Massachusetts and other sales and service offices at various sites in the United States, Europe, and Asia. We have underutilized space in our Woodinville, Washington location where we are currently seeking a sublease. As the market demand for this space is substantially below our fixed lease, we anticipate taking a one time charge related to this excess facilities in the event we fully exit the space.

        Future minimum rental payments under the equipment and facility leases at December 31, 2003, are as follows (in thousands):

2004	$2,084
2005	2,025
2006	1,436
2007	617
2008	206

        Total rent expense for 2003, 2002, and 2001 was $2.2 million, $3.0 million, and $2.4 million, respectively.

  (b)
  Contingencies

        Subrogated claims have been asserted against us from insurance companies who prior to our acquisition of Eastern Acoustic Works, Inc. (EAW), paid claims made by EAW's landlord and other tenants of the Whitinsville building who were affected by a fire started by a loaned employee in a portion of the building in 1996. The potential loss from this claim may exceed $4 million inclusive of interest; some portion of which we anticipate would be covered by insurance. The trial date has been set for June 2004. We believe that these losses are not attributable to us under Massachusetts' law and are vigorously defending the litigation. The claims of the other tenants have been covered by EAW's insurance carrier. The ultimate resolution of this matter is not known at this time. No provision has been made in our consolidated financial statements related to these claims.

        We are also involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

        We liquidated our investment in our Italian subsidiary during 2003, after placing the entity in an Italian form of court-supervised bankruptcy. In the event the court denies the bankruptcy, Italian law may permit actions to be taken against the Company including demanding a refund of any payments made to the Company in the prior two years. We believe this possibility to be remote.

(18) Segment and Geographic Information

        As of December 31, 2003, our major operations outside the U.S. include sales and support offices in the United Kingdom, Germany, and France. The German and French offices have been closed subsequent to year end. Certain geographic information for continuing operations for the three years ended December 31, 2003 is presented in the table that follows. Sales between affiliated entities are excluded from these amounts. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. The profit on transfers between geographic areas is not recognized until sales are made to nonaffiliated customers.

        Sales to customers outside of the U.S. approximated 37%, 38%, and 38% of net sales from continuing operations in 2003, 2002, and 2001, respectively.

	2003	2002	2001
	(In thousands)
Net sales:
U.S.	$82,046	$99,444	$105,930
Non-U.S.	48,720	59,918	66,037

	$130,766	$159,362	$171,967

(19) Quarterly Financial Data (Unaudited) (In thousands, except per share data)

	2003
	First	Second	Third	Fourth(a)
Net sales	$32,746	$35,653	$33,457	$28,910
Gross profit	6,511	8,728	6,087	7,984
Loss from continuing operations	(7,002)	(2,447)	(2,968)	(2,995)
Loss from discontinued operations	(1,392)	(1,804)	(336)	(2,851)
Net loss	(8,394)	(4,252)	(3,304)	(5,845)
Basic and diluted loss per share	(0.54)	(0.20)	(0.16)	(0.28)

	2002
	First	Second	Third	Fourth(a)
Net Sales	$41,643	$40,937	$40,649	$36,133
Gross Profit	13,050	12,147	11,199	1,464
Impairment of goodwill and other long-lived assets	—	—	—	15,829
Loss from continuing operations	(212)	(914)	(470)	(28,454)
Loss from discontinued operations	(5,974)	(438)	(463)	(1,003)
Net loss	(6,186)	(1,352)	(934)	(29,456)
Basic and diluted loss per share	(0.50)	(0.11)	(0.07)	(2.36)

(a)
Inventory adjustments of approximately $0.9 million and $6.6 million related to products no longer marketable and excess material were recorded in the fourth quarter of 2003 and 2002, respectively.

(20) Subsequent Events

        At December 31, 2003, we were not in compliance with certain financial covenants of our debt agreements. In April 2004, we executed Loan Amendment and Waiver agreements, waiving penalties for prior noncompliance and amending the future financial covenants. Management believes the Company will remain in compliance with the new covenants through December 31, 2004.

        In April 2004, we received a commitment letter from Sun Capital Partners III QP, LP, an affiliate of Sun Capital Partners, Inc., to provide up to $2 million, in the aggregate, in debt or equity financing to the Company through December 31, 2004, if necessary to enable the Company to meet it's obligations as they become due. If the financing is in the form of debt financing, it is expected that the terms will be generally similar to the terms of the existing subordinated or senior debt arrangements, adjusted as necessary for market conditions. If the financing is in the form of equity financing, it is expected the terms will be at fair value based on the then current market conditions. This obligation is satisfied upon the funding of the $2 million to the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The Company's directors, including the nominees for directors up for election at the Annual Meeting of Shareholders to be held on May 21, 2004, executive officers and key employees, are as follows:

Name	Age	Position
Nominees:
C. Daryl Hollis(1)	59	Director (Class 3)
T. Scott King	52	Director (Class 2) and Vice President
George R. Rea(1)	65	Director (Class 3)
Clarence E. Terry(2)	57	Director (Class 3) and Vice President
Continuing Directors:
C. Deryl Couch	42	Director (Class 2), Vice President and Assistant Secretary
James T. Engen	42	Director (Class 1), President and Chief Executive Officer
Jon W. Gacek(1)	42	Director (Class 1)
Rodger R. Krouse	42	Director (Class 2) and Vice President
Marc J. Leder	42	Director (Class 2), Chairman and Vice President
R. Lynn Skillen(2)	48	Director (Class 1) and Vice President
Other Executive Officers and Key Employees:
Timothy P. O'Neil	42	Chief Financial Officer, Vice President, Treasurer and Secretary
Kenneth P. Berger	47	Senior Vice President Marketing
Frank J. Loyko, Jr.	50	Senior Vice President Sales

(1)
Member of the Audit Committee

(2)
Member of the Compensation and Options Committee

Nominees

        C. Daryl Hollis was appointed as a director in April 2003. Mr. Hollis has been an independent business consultant since 1998. From 1996 to 1998, Mr. Hollis served as Executive Vice President and

Chief Financial Officer of The Panda Project, Inc., a technology company. Mr. Hollis is also a director of Northland Cranberries, Inc. and Catalina Lighting, Inc.

        T. Scott King, was appointed as a director and Vice President in March 2004. Mr. King has served as Managing Director of Sun Capital Partners, Inc. since June 2003, and has more than 25 years of operating experience in the consumer, industrial and municipal marketplace. Prior to joining Sun Capital, Mr. King was CEO of Waterlink, Inc., and previously was President of the Consumer Division for The Sherwin Williams Company. Mr. King is also a director of Northland Cranberries, Inc., One Price Clothing Stores, Inc. and a number of private companies.

        George R. Rea, was appointed as a director in May 2003. Mr. Rea has held various senior management positions in several high technology companies, retiring as Executive Vice President of Conner Peripherals, Inc., a designer and manufacturer of computer storage products, in 1994. Since retiring, Mr. Rea has served as a consultant and director of Imaging Technologies Inc., a manufacturer of high speed ink jet printing systems, Spacetec IMC, a manufacturer of computer input controllers for 3-D applications, and Labtec Inc., a manufacturer of speakers and microphones for computer applications. Mr. Rea is also a director of Northland Cranberries, Inc. and Catalina Lighting, Inc.

        Clarence E. ("Bud") Terry, was appointed as a director and Vice President in February 2003. Mr. Terry has served as Managing Director of Sun Capital Partners, Inc. since September 1999, and has more than 30 years of operating experience. Prior to joining Sun Capital, Mr. Terry served as Vice President at Rain Bird Sprinkler Manufacturing, Inc., the largest manufacturer of irrigation products in the world. Mr. Terry has been responsible for all areas of operations, including manufacturing, foreign sourcing, sales and marketing, and general management. Mr. Terry has served as Chief Executive Officer on an interim basis for several of Sun Capital's portfolio companies. Mr. Terry is also a director of Northland Cranberries, Inc., Catalina Lighting, Inc., One Price Clothing Stores, Inc., SAN Holdings, Inc., and a number of private companies.

Continuing Directors

        C. Deryl Couch was appointed Vice President and Assistant Secretary in February 2003, and as a director in April 2003. Mr. Couch has served as Senior Vice President and General Counsel of Sun Capital Partners, Inc. since May 2000, and has more than 17 years experience in mergers and acquisitions, general corporate, securities and tax law matters. Prior to joining Sun Capital, Mr. Couch was Deputy General Counsel of a NYSE specialty finance company from June 1998 to May 2000, and a partner of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, P.A., a full-service law firm, from 1995 to June 1998. Mr. Couch is also a director of Catalina Lighting, Inc., One Price Clothing Stores, Inc., and a number of private companies.

        James T. Engen was appointed President, Chief Executive Officer, and a director in November 2000. Prior to such appointment, Mr. Engen served as the Company's Chief Operating Officer. From 1998 to 1999, Mr. Engen oversaw the European operations of the Company. From 1997 to 1998, Mr. Engen was a Senior Vice President of Price Waterhouse, a public accounting firm (now PricewaterhouseCoopers LLP), specializing in the restructuring and refinancing of companies. Prior to joining Price Waterhouse, Mr. Engen's background included being the executive producer of a mini-series, which was sold to ESPN, and the producer/publisher of other sports-related productions. Mr. Engen has several years of experience as a chartered accountant for Price Waterhouse, and five years as a freelance sound consultant specializing in the design and equalization of large sound systems in stadiums, arenas, and convention centers. Mr. Engen holds the professional designation of Chartered Accountant, granted by the Institute of Chartered Accountants of British Columbia.

        Jon W. Gacek was appointed director of the Company in September 2002. Mr. Gacek is Chief Financial Officer of Advanced Digital Information Corp. in Redmond, Washington, a designer and manufacturer of automated high performance data storage hardware and software products used to backup and archive electronic data in client/server network computing environments. Prior to joining ADIC in 1999, he was a partner at PricewaterhouseCoopers LLP in charge of the office technology practice in Seattle, Washington. While at PricewaterhouseCoopers, Mr. Gacek assisted private equity investment firms in a number of merger, acquisition, leveraged buyout and other transactions. He holds a B.A. in Accounting from Western Washington University.

        Rodger R. Krouse, was appointed as a director and Vice President in February 2003. Mr. Krouse is the co-founder and Managing Director of Sun Capital Partners, Inc., and has been engaged in leveraged buyouts and investment banking for more than 19 years. Prior to co-founding Sun Capital in 1995, Mr. Krouse served as a Senior Vice President of Lehman Brothers, an investment banking firm in New York. Mr. Krouse is also a director of Northland Cranberries, Inc., Catalina Lighting, Inc., One Price Clothing Stores, Inc., SAN Holdings, Inc., and a number of private companies.

        Marc J. Leder, was appointed as a director, Chairman, and Vice President in February 2003. Mr. Leder is the co-founder and Managing Director of Sun Capital Partners, Inc., and has been engaged in leveraged buyouts and investment banking for more than 17 years. Prior to co-founding Sun Capital in 1995, Mr. Leder served as a Senior Vice President of Lehman Brothers, an investment banking firm in New York. Mr. Leder is also a director of Northland Cranberries, Inc., Catalina Lighting, Inc., One Price Clothing Stores, Inc., SAN Holdings, Inc., and a number of private companies.

        R. Lynn Skillen was appointed Vice President in February 2003 and as a director in April 2003. Mr. Skillen has served as Vice President of Sun Capital Partners, Inc. since November 2002, and has more than 26 years of experience in finance and operations. Prior to joining Sun Capital, Mr. Skillen served as Chief Financial Officer of two Sun Capital portfolio companies, Catalina Lighting, Inc. and Celebrity, Inc. He also served as Vice President-Finance of Dollar Car Rental from September 1997 to March 1998 and as Chief Financial Officer of Snappy Car Rental, Inc. from October 1994 to September 1997. Prior to 1994, Mr. Skillen spent 16 years at Safelite Auto Glass, serving in several finance and operations management positions. Mr. Skillen is also a director of Catalina Lighting, Inc., One Price Clothing Stores, Inc., and a number of private companies.

Other Executive Officers and Key Employees

        Timothy P. O'Neil was appointed Chief Financial Officer, Vice President, Secretary and Treasurer in July 2003. From January 1999 to June 2003 Mr. O'Neil was employed by Trendwest Resorts, Inc., serving as EVP and Chief Financial Officer. Trendwest was a publicly traded company on the NASDAQ Stock Market until Cendant Corporation acquired it in April 2002. From 1988 to 1998, Mr. O'Neil worked for Bank One Corporation where he served in various capacities in the Corporate Banking Department.

        Kenneth Berger was appointed Senior Vice President Marketing in January 2003. Mr. Berger has more than 25 years of marketing and business development experience in the professional audio industry. Most recently, Mr. Berger was the founder and CEO at Pro Sound Web, the largest online community for professional audio, lighting, and entertainment technologies. Prior to that, Mr. Berger was co-founder and president of Eastern Acoustic Works, Inc. ("EAW"), a recognized leader in the development of high-performance loudspeaker systems for concert touring and fixed installations. EAW was acquired by the Company in April 2000.

        Frank J. Loyko, Jr. was appointed Senior Vice President Sales in February 2003. Mr. Loyko previously served as Senior Vice President of Sales, U.S. and prior to that was Vice President of Sales at Eastern Acoustic Works, Inc. Mr. Loyko was an employee of EAW for 21 years. EAW was acquired by the Company in April 2000.

        The Company's Board of Directors currently has two standing committees: an Audit Committee and a Compensation and Options Committee.

        The Audit Committee (1) reviews any non-audit services our independent accountants perform and considering the effect, if any, this may have on their independence, (2) recommends engagement of the Company's independent certified public accountants, (3) reviews the scope of the audit, (4) considers comments made by the independent certified public accountants with respect to accounting procedures and internal controls and the consideration given thereto by management, and (5) reviews internal accounting procedures and controls with the Company's financial and accounting staff. The current members of the Audit Committee are Messrs. Gacek (Chair), Hollis and Rea, all of whom (i) are independent directors, as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules and (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that all three members of the Audit Committee satisfy the financial literacy requirements of the NASDAQ Marketplace Rules and Mr. Gacek qualifies as the "audit committee financial expert" as defined by the rules of the Securities and Exchange Commission.

        The Compensation and Options Committee (1) reviews executive compensation and establishes executive compensation levels, and (2) administers the Company's 2003 Stock Option Plan ("2003 Option Plan") and the Company's Third Amended and Restated 1995 Stock Option Plan ("1995 Option Plan"). The current members of the Compensation and Options Committee are Messrs. Terry (Chair) and Skillen.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

        Under the securities laws of the United States, the Company's directors, its officers and any persons holding more than 10% of the Company's common stock must report their initial ownership to the Securities and Exchange Commission ("SEC") and subsequent reports disclosing changes in such ownership. Specific filing deadlines of these reports have been established, and the Company must disclose in this Proxy Statement any failure to file by these dates during the fiscal year ended December 31, 2003. The Company believes that all of these filing requirements have been satisfied, except for one late Form 3 report by Kenneth P. Berger and one late Form 4 report by Messrs. Berger, Loyko, O'Neil and Engen. In making this statement the Company has relied solely on written representations of its directors, its officers, and any ten percent shareholder, and copies of the reports that they filed with the SEC.

Code of Ethics

        The Company has adopted a code of ethics (the "Code") that applies to all directors and officers. The Code is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Company, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code to appropriate persons identified in the Code, and (v) accountability for adherence to the Code. A copy of the Code is attached as an exhibit to this report and is also available on the Company's website.

Item 11. Executive Compensation

        The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Named Executives") during the fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001.

Summary Compensation Table

							Long-Term Compensation Awards
	Annual Compensation
Name and Principal Position						Other Annual Compensation	Restricted Stock Award(s)		Shares Underlying Options	All Other Compensation(1)
	Year	Salary		Bonus
James T. Engen President, Chief Executive Officer and Director	2001 2002 2003	$227,683 325,000 325,000	(3)	$4,413 — —	(2)	— — —	— — 19,550	(4)	65,000 — 404,000	$10,121 5,670 110,703	(4)
Timothy P. O'Neil, Chief Financial Officer, Vice President, Treasurer and Secretary	2001 2002 2003	— — 103,647	(5)	— — 25,000	(6)	— — —	— — —		— — 160,000	— — 5,011
Frank J. Loyko, Jr., Senior Vice President Sales	2001 2002 2003	150,000 150,000 150,000		100,000 100,000 100,000		— — —	— — —		8,000 1,500 180,000	13,705 79,422 9,098	(7)
Kenneth P. Berger, Senior Vice President Marketing	2001 2002 2003	— — 166,250		— — —		— — —	— — —		— — 170,000	— — 18,931	(7)
William A. Garrard, (Former) Chief Financial Officer, Vice President Finance, Treasurer and Secretary	2001 2002 2003	210,900 202,350 92,744	(8)	4,082 — —		— — —	— — —		50,000 — —	2,364 9,697 136,196	(9)

(1)
Consists of payments made by the Company for the Named Executive for matching contributions under its 401(k) profit sharing plan, the EAW Executive Deferred Compensation Plan, term life insurance and disability insurance premiums and/or health insurance premiums.

(2)
Includes a bonus of $2,450 earned in 2001, but paid in 2002.

(3)
Includes retroactive salary adjustment of $106,500 paid in 2003.

(4)
Includes a payment of $101,660 and 19,550 shares from the Retention Fund.

(5)
This payment is for a partial year, Mr. O'Neil joined the Company in July 2003.

(6)
Consists of a bonus earned in 2003, but paid in 2004.

(7)
Includes moving expenses of $67,720 for Mr. Loyko and $13,854 for Mr. Berger.

(8)
This payment is for a partial year, Mr. Garrard served as CFO of the Company through June 12, 2003.

(9)
Includes payments of $109,606 in severance and $18,918 in accrued vacation paid at separation.

Director Compensation

        The Company does not pay any cash compensation for serving as a director of the Company. The Company reimburses travel and lodging expenses incurred in connection with attending meetings of the Board and its committees. Each newly appointed director who is not an employee of the Company ("Outside Director") is entitled to receive 15,000 non-qualified stock options pursuant to the terms of the Company's 2003 Option Plan. In addition, each director is entitled to receive an annual grant of

4,000 non-qualified stock options pursuant to the terms of the 2003 Option Plan in recognition of his or her service on the Board during the preceding year; no director, however, who was otherwise awarded options for service on the Board during the same fiscal year would be eligible to receive such an award.

        The following table provides information with respect to the Named Executives concerning the grants of options during 2003. No stock appreciation rights (SARS) were granted during 2003.

Option Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Shares Underlying Options Granted
		Percent of Total Options Granted to Employees in Fiscal Year
Name			Exercise Price Per Share	Expiration Date
					5%	10%	0%
James T. Engen	400,000	32.0%	$1.04	07/24/2013	$261,620	$662,996	—
James T. Engen	4,000	0.3%	1.35	09/02/2013	3,396	8,606	—
Timothy P. O'Neil	160,000	12.8%	1.04	07/24/2013	104,648	265,198	—
Frank J. Loyko, Jr.	180,000	14.4%	1.04	07/24/2013	117,729	298,348	—
Kenneth P. Berger	170,000	13.6%	1.04	07/24/2013	111,118	281,773	—

(1)
The potential realizable value is calculated based upon the term of the option at its time of grant (10 years) and is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent the Company's estimates or projection of the future common stock price. The 0% column represents the value of options at market price as of the grant date for options with an exercise price below the market price. There can be no assurance that the common stock will appreciate at any particular rate or at all in future years.

        The following table provides information with respect to the Named Executives concerning the exercise of options during 2003 and unexercised options held as of December 31, 2003.

Aggregated Option Exercises in Last
Fiscal Year and Fiscal Year-End Option Values

			Number of Shares Underlying Unexercised Options at FY-End		Value of Unexercised In-the-Money Options at FY-End(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
James T. Engen	—	—	270,000	449,000	—	$394,680
Timothy P. O'Neil	—	—	—	160,000	—	156,800
Frank J. Loyko, Jr.	—	—	—	180,000	—	176,400
Kenneth P. Berger	—	—	—	170,000	—	166,600

(1)
Amounts reflected are based upon the market value of the common stock as of December 31, 2003 ($2.02) minus the applicable exercise price, multiplied by the number of shares underlying the options.

Compensation Committee Interlocks and Insider Participation

        Messrs. Raymond B. Ferguson, Paul Gallo, Gregory Riker and Kenneth Williams served on the Compensation and Options Committee during part of 2003. Messrs. Ferguson, Gallo and Williams were directors of the Company and Mackie Designs Manufacturing, Inc. (now known as Mackie Designs Inc.) until February 2003. Mr. Riker was a director of the Company and Mackie Designs Manufacturing, Inc. (now known as Mackie Designs Inc.) until May 2003 and Chairman of the Board of Directors of the Company until February 2003.

        Messrs. Marc J. Leder, Rodger R. Krouse, Clarence E. Terry and R. Lynn Skillen also served on the Compensation and Options Committee during part of 2003. In February 2003, Messrs. Leder and Krouse were appointed as directors and officers, and Messrs. Terry and Skillen were appointed as officers, of the following subsidiaries: Mackie Designs Manufacturing, Inc. (now known as Mackie Designs Inc.), Mackie Industrial Inc., Mackie Investment Co., Blackstone Technologies, Inc. and SIA Software Company, Inc. Mackie Industrial Inc., Mackie Investment Co., and Blackstone Technologies, Inc. were dissolved in 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 31, 2004, by (1) persons who are known by the Company to own beneficially more than 5% of the Company's outstanding common stock; (2) the Company's Chief Executive Officer and the four most highly compensated executive officers; (3) the directors; and (4) the directors and executive officers as a group. On March 31, 2004, there were 19,608,036 shares of common stock outstanding.

Names	Amount and Nature of Beneficial Ownership of Common Shares as of March 31, 2004(1)		Percent of Class
Sun Mackie, LLC, Sun Capital Partners II, LP, Sun Capital Partners III, LP, Sun Capital Advisors II, LP, Sun Capital Advisors III, LP, Sun Capital Partners III QP, LP, Sun Capital Partners, LLC and Sun Capital Partners III, LLC	15,570,480	(2)	79.4%
Marc J. Leder	15,570,480	(2)(3)	79.4%
Rodger R. Krouse	15,570,480	(2)(3)	79.4%
David M. Tully	1,506,725	(4)	7.7%
James T. Engen	305,800	(5)	1.6%
Frank J. Loyko, Jr.	56,083	(6)	*
Kenneth P. Berger	1,000		*
All current directors and executive officers as a group (thirteen persons)	362,883	(7)	1.9

*
Less than 1%.

(1)
A person is deemed to be the beneficial owner of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of any option, warrant, or right of conversion of a security or otherwise.

(2)
These shares consist of (i) 14,124,127 shares held directly by Sun Mackie; (ii) 1,179,429 shares that are issuable to Sun Mackie upon exercise of warrants, which are currently exercisable; (iii) 246,353 shares held by certain parties to a Shareholders' Agreement, dated as of February 21, 2003, by and among the Company, Sun Mackie and the other parties thereto, with respect to which Sun Mackie has sole voting power; and (iv) 20,571 shares that are issuable upon exercise of warrants, which are currently exercisable, to certain parties to a Shareholders' Agreement, dated as of February 21, 2003, by and among the Company, Sun Mackie and the other parties thereto, with respect to which Sun Mackie has sole voting power. Sun Capital Partners, LLC, a Delaware limited liability company ("Sun Partners LLC") is the general partner of Sun Capital Advisors II, LP, a Delaware limited partnership ("Sun Advisors II"), which in turn is the general partner of Sun Capital Partners II, LP, a Delaware limited partnership ("Sun Partners II LP"). Sun Capital Partners III, LLC, a Delaware limited liability company ("Sun Partners III LLC") is the general and managing partner of Sun Capital Advisors III, LP, a Delaware limited partnership ("Sun Advisors III"), which in turn is the general partner of Sun Capital Partners III, LP, a Delaware limited partnership ("Sun Partners III LP") and Sun Capital Partners III QP, LP, a Delaware limited partnership ("Sun Partners III QP, LP"). Together, Sun Partners II, LP, Sun Partners III, LP and Sun Partners III QP, LP own all of the membership interests in Sun Mackie. As a result, Sun Partners LLC, Sun Partners III, LLC, Sun Advisors II, Sun Advisors III, Sun Partners II LP, Sun Partners III LP and Sun Partners III QP LP may be deemed to have indirect beneficial ownership of the 15,570,480 shares of Common Stock owned directly by Sun Mackie. Sun Mackie's business address is 5200 Town Center Circle, Suite 470, Boca Raton, FL 33486.

(3)
Marc J. Leder and Rodger R. Krouse each currently serve as a director of the Company. Mr. Leder and Mr. Krouse each own 50% of the membership interests in Sun Capital Partners, LLC and 50% of the membership interests in Sun Capital Partners III, LLC. As a result, Mr. Leder and Mr. Krouse may be deemed to have indirect beneficial ownership of the 15,570,480 shares of Common Stock owned directly by Sun Mackie. Mr. Leder and Mr. Krouse' business address is 5200 Town Center Circle, Suite 470, Boca Raton, FL 33486.

(4)
Includes 101,725 shares held by two trusts for the benefit of Mr. Tully's children. Mr. Tully serves as trustee of both of these trusts. Mr. Tully's business address is: 881 S Undermountain Rd., Sheffield, MA 01257. Includes options to purchase 5,000 shares.

(5)
Includes options to purchase 286,250 shares of the Company stock exercisable within 60 days of March 31, 2004.

(6)
Includes options to purchase 56,083 shares of the Company stock exercisable within 60 days of March 31, 2004.

(7)
Includes options to purchase 342,333 shares of the Company stock exercisable within 60 days of March 31, 2004.

        The following table provides certain information about the Company's equity compensation plans in effect as of December 31, 2003.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders(1)	3,003,563	$4.62	2,849,089
Equity Compensation Plans Not Approved by Shareholders(2)	1,080,000	1.05	648,000

Total	4,083,563	$3.67	3,497,089

(1)
Consists of the Mackie Designs Inc. Third Amended and Restated 1995 Stock Option Plan.

(2)
Consists of the Mackie Designs Inc. 2003 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions

        In December 1994, the Company entered into a lease with Mackie Holdings, L.L.C. ("Mackie Holdings") that expires December 31, 2004 for office and manufacturing facilities. Mackie Holdings is a limited liability company beneficially owned by Gregory C. Mackie, C. Marcus Sorenson and his wife, Judith B. Sorenson, and David M. Tully. Messrs. Mackie, Sorenson and Tully are all former directors and former ten percent shareholders of the Company. In December 2001, the Company extended the term of the lease for an additional two-year period ending December 31, 2006. The monthly rent under this lease is $56,613, adjusted annually for changes in the consumer price index. Monthly rent expense as of December 31, 2003 was $68,000. Taxes, insurance, utilities and maintenance are the responsibility of the Company. During 2003, Mackie Holdings was paid a total of $817,000 pursuant to this lease. The Company believes that the lease is on terms at least as favorable to the Company as might have been obtained from unaffiliated parties.

        In October 1999, the Company executed a loan with James T. Engen in the amount of $250,000 for relocation expenses in connection with his appointment as Chief Operating Officer. The loan is a non-interest bearing loan and must be repaid upon the earlier of October 31, 2004 or Mr. Engen's termination from the Company. As of December 31, 2003, the principal balance on this loan was $134,000.

        As part of the equity investment made by Sun Mackie, the Company entered into a Management Services Agreement with Sun Capital Partners Management, LLC ("Sun Capital Partners Management"). Pursuant to this agreement, the Company paid Sun Capital Partners Management a fee of $820,000 in consideration of certain services Sun Capital Partners Management rendered to the Company in connection with structuring and negotiating of the equity investment made by Sun Mackie. Also, under this agreement the Company will receive financial and management consulting services from Sun Capital Partners Management, and obtain the benefit of the experience of Sun Capital Partners Management in business and financial management in exchange for an annual fee (which is to be paid in quarterly installments) equal to the greater of $400,000 or 6% of the Company's EBITDA (as defined therein), provided that the fee will not exceed $1 million a year unless approved by a majority of our directors who are not affiliates of Sun Capital Partners Management. This Management Services Agreement terminates on February 21, 2010. In addition, the Company paid the legal and other expenses incurred by Sun Mackie in connection with its equity investment in February 2003 in an aggregate amount of approximately $350,000.

        Sun Mackie is owned by Sun Capital Partners II, LP, Sun Capital Partners III, LP and Sun Capital Partners III QP, LP. The general partner of Sun Capital Partners II, LP is Sun Capital Advisors II, LP. The general partner of Sun Capital Partners III, LP and Sun Capital Partners III QP, LP is Sun Capital Advisors III, LP. The general partner of Sun Capital Advisors II, LP is Sun Capital Partners, LLC. The general partner of Sun Capital Advisors III, LP is Sun Capital Partners III, LLC. The limited partners of Sun Capital Advisors II, LP and Sun Capital Advisors III, LP, include, among others, Marc J. Leder, Rodger R. Krouse, Clarence E. Terry, Kevin J. Calhoun, C. Deryl Couch, R. Lynn Skillen and David Kreilein, each of whom serves or served as a director of the Company in 2003. In addition, Messrs. Leder and Krouse each own 50% of the membership interests in Sun Capital Partners, LLC and Sun Capital Partners III, LLC. Messrs. Leder and Krouse are also co-Chief Executive Officers of Sun Mackie. Sun Capital Partners Management, LLC is wholly owned by Sun Capital Advisors II, LP.

Item 14. Principal Accounting Fees and Services

        The fees billed for professional services rendered by KPMG LLP for the fiscal years 2002 and 2003 were as follow:

	2003	2002
Audit Fees	$386,900	$383,220
Tax Fees	$390,879	$498,500

        There were no other audit-related or other fees billed by KPMG LLP for the fiscal years 2002 and 2003.

Pre-Approval Policy

        The Audit Committee has established policies on the pre-approval of audit and other services that the independent auditor may perform for the Company. The Committee must pre-approve the annual audit fees payable to the independent auditor on an annual basis. The Committee must also approve on a case-by-case basis their engagement for any other work to be performed for the Company that is not an integral component of the audit services as well as the compensation payable to the independent auditor therefore.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Documents filed as part of this report:

  1.
  Consolidated Financial Statements:

        All financial statement schedules are omitted since the required information is not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

  (b)
  Reports on Form 8-K:

        On December 24, 2003, the Company filed a current report on Form 8-K relating to the voluntary petition for court-supervised liquidation and sale of its former Italian subsidiary, Mackie Designs (Italy) S.p.A.

  (c)
  Exhibits: See Index to Exhibits on page 59.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUD TECHNOLOGIES INC.
By:	/s/ JAMES T. ENGEN James T. Engen President, Chief Executive Officer and Director
Date:	May 3, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 3, 2004.

Signature	Title

/s/ JAMES T. ENGEN James T. Engen	President, Chief Executive Officer, and Director
/s/ TIMOTHY P. O'NEIL Timothy P. O'Neil	Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)
/s/ MARC J. LEDER Marc J. Leder	Director, Chairman of the Board and Vice President
/s/ CLARENCE E. TERRY Clarence E. Terry	Director and Vice President
/s/ R. LYNN SKILLEN R. Lynn Skillen	Director and Vice President
/s/ RODGER KROUSE Rodger Krouse	Director and Vice President
/s/ C. DERYL COUCH C. Deryl Couch	Director, Vice President and Assistant Secretary
/s/ T. SCOTT KING T. Scott King	Director and Vice President
/s/ JON W. GACEK Jon W. Gacek	Director
/s/ GEORGE REA George Rea	Director
/s/ C. DARYL HOLLIS C. Daryl Hollis	Director

INDEX TO EXHIBITS

Exhibits	Description
2.1	Stock Purchase Agreement, dated as of January 16, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated January 16, 2003.
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

2.7	Agreement by and among LOUD Technologies Inc., Mackie Designs (Netherlands) B.V. and Knight Italia S.p.A.(1)
2.8	Irrevocable Offer Letter from Knight Italia S.p.A.(1)
2.9	Irrevocable Offer Letter from LOUD Technologies Inc.(1)
2.10	Concordato Preventivo Petition dated as of December 6, 2003, by Mackie Designs (Italy) S.p.A.(1)(2)
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 orto Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.
*3.1.1	Articles of Amendment to Article of Incorporation.
3.2	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to Annual Report as Form 10-K for the fiscal year ended December 31, 2002.
4.1	See Articles II, III, IV, IX, X and XI of Exhibit 3.1 and Articles I, V, VI and VII of Exhibit 3.2 confirming the rights of the holders of Common Stock.
10.1	Mackie Designs Inc. Third Amended and Restated 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.1.1	Mackie Designs Inc. 2003 Stock Option Plan. Incorporated by reference to Exhibit 10.1.1 to Registration Statement filed under the Securities Act of 1933 on Form S-8 dated July 15, 2003.
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
*10.5.1
Amendment No. 2 and Waiver to Loan and Security Agreement, dated April 16, 2004, by and among LOUD Technologies Inc. and Mackie Designs UK Plc, as borrowers; Mackie Designs Inc, SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto as lenders and the parties to the Loan Agreement as lenders.

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
10.9
Copyright Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions, which are parties thereto as lenders. Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated March 31, 2003.
10.10
Trademark Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions, which are parties thereto as lenders. Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated March 31, 2003.
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
*10.13.1	First Amendment of Second Amended and Restated Subordinated Credit Agreement, dated April 16, 2004, between US Bank National Association, as lender, and LOUD Technologies Inc, as borrower.

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
*10.18	Commitment Letter from Sun Capital Partners III QP, LP to LOUD Technologies Inc., dated April 21, 2004.
*14.1	Code of Business Conduct and Ethics.
*21.1	Subsidiaries of LOUD Technologies Inc.
*23.1	Consent of KPMG LLP, Independent Auditors.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

QuickLinks

LOUD TECHNOLOGIES INC. FORM 10-K For the Year Ended December 31, 2003 INDEX
PART I
RISK FACTORS
PART II
Independent Auditors' Report
LOUD TECHNOLOGIES INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2003 and 2002 (In thousands, except for share data)
LOUD TECHNOLOGIES INC. AND SUBSIDIARIES Consolidated Statements of Operations Years ended December 31, 2003, 2002, and 2001 (In thousands, except per share data)
LOUD TECHNOLOGIES INC. AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity and Comprehensive Loss Years ended December 31, 2003, 2002, and 2001 (In thousands)
LOUD TECHNOLOGIES INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2003, 2002, and 2001 (In thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS LOUD TECHNOLOGIES INC.
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS