Form 10-Q
period 2004-03-31
LOUD TECHNOLOGIES INC
filed 2004-05-17
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

N/A
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	19,624,703
Class	Number of Shares Outstanding (as of April 30, 2004)

LOUD TECHNOLOGIES INC.

FORM 10-Q

For the quarter ended March 31, 2004

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$231	$757
Accounts receivable, net of allowance for doubtful accounts of $1,649 and $2,163, respectively	12,047	13,683
Income taxes receivable	193	188
Inventories, net	16,896	18,930
Prepaid expenses and other current assets	3,659	2,280
Total current assets	33,026	35,838

Property, plant and equipment, net	8,351	8,381
Intangible assets, net	5,446	5,552
Other assets, net	529	651
Total assets	$47,352	$50,422

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$6,332	$7,868
Accounts payable	9,008	5,285
Accrued liabilities	7,811	9,142
Income taxes payable	1,346	1,288
Current portion of long-term debt	500	500
Payable to former Italian subsidiary	9,173	9,173
Total current liabilities	34,170	33,256

Long-term debt, excluding current portion	16,343	16,262
Other liabilities	62	72
Total liabilities	50,575	49,590

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 19,608,036 shares at March 31, 2004 and December 31, 2003	33,898	33,999
Accumulated deficit	(37,121)	(33,167)
Total shareholders’ equity (deficit)	(3,223)	832
Total liabilities and shareholders’ equity (deficit)	$47,352	$50,422

See accompanying notes to condensed consolidated financial statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Net sales	$25,681	$32,746
Cost of sales	18,769	26,005
Gross profit	6,912	6,741

Operating expenses:
Selling, general and administrative	8,292	9,811
Research and development	1,972	2,322
Restructuring costs	—	696
Total operating expenses	10,264	12,829

Operating loss	(3,352)	(6,088)

Other income (expense):
Interest income	—	15
Interest expense	(761)	(518)
Other	164	201
Total other income (expense)	(597)	(302)

Loss before income taxes and discontinued operations	(3,949)	(6,390)

Provision for income taxes	5	12

Loss from continuing operations	(3,954)	(6,402)

Loss from discontinued operations, net of income tax expense of $0 and $613, respectively	—	(1,992)

Net loss	$(3,954)	$(8,394)

Basic and diluted net loss per share:

Net loss from continuing operations	$(0.19)	$(0.41)

Net loss from discontinued operations	—	(0.13)

Basic and diluted net loss per share	$(0.19)	$(0.54)

See accompanying notes to condensed consolidated financial statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(3,954)	$(8,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	768	2,183
Loss (gain) on asset dispositions	(111)	106
Deferred stock compensation	14	101
Non-cash interest expense	245	—
Changes in operating assets and liabilities:
Accounts receivable	1,689	1,909
Inventories	2,040	5,822
Prepaid expenses and other current assets	(1,810)	325
Other assets	121	143
Accounts payable and accrued expenses	2,827	(1,975)
Income taxes	61	1,127
Other long term-liabilities	(10)	(9)
Net cash provided by operating activities	1,880	1,338

Investing activities
Purchases of property, plant and equipment	(839)	(276)
Proceeds from sales of property, plant and equipment	752	—
Net cash used in investing activities	(87)	(276)

Financing activities
Proceeds from sale of stock and exercise of stock options	—	3,583
Proceeds from long-term debt and warrants	—	17,500
Payments on long-term debt	(764)	(16,044)
Net payments on bank line of credit and short-term borrowings	(1,555)	(7,554)
Net cash used in financing activities	(2,319)	(2,515)

Effect of exchange rate changes on cash	—	105

Decrease (increase) in cash and cash equivalents	(526)	(1,348)

Cash and cash equivalents at beginning of period	757	3,062
Cash and cash equivalents at end of period	$231	$1,714

See accompanying notes to condensed consolidated financial statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Three months ended March 31, 2004

(In thousands)

	Common Stock		Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2003	19,608	$33,999	$(33,167)	$832
Offering costs related to February 2003 stock offering	—	(115)	—	(115)
Amortization of deferred stock compensation	—	14	—	14
Net loss	—	—	(3,954)	(3,954)
Balance at March 31, 2004	19,608	$33,898	$(37,121)	$(3,223)

See accompanying notes to condensed consolidated financial statements.

LOUD TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.              Description of Business

We develop, manufacture and sell high-quality, affordable digital and analog audio mixers, speakers, amplifiers and other professional audio equipment on a worldwide basis. Our products are used by professional musicians, sound installation contractors and broadcast professionals in sound recordings, live presentations systems and installed sound contractors. We have our primary operations in the United States and the U.K.

2.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by LOUD Technologies Inc. (“LOUD” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial statements and include the accounts of the Company and its subsidiaries. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. In our opinion, all normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of future financial results.

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

We have elected to apply the disclosure-only provisions of FAS No. 123, Accounting for Stock-Based Compensation as amended by FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FAS No. 123.

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

The following table summarizes relevant information as to the reported amounts under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS No. 123, as amended, had been applied:

	Three months ended March 31,
	2004	2003
	(in thousands)

Net loss:
As reported	$(3,954)	$(8,394)
Add: Stock-based employee compensation included in reported net loss	—	67
Less: Stock-based employee compensation determined under fair-value based method	(214)	(352)
Pro forma	$(4,168)	$(8,679)

Basic and diluted net loss per share:
As reported	$(0.19)	$(0.54)
Pro forma	$(0.20)	$(0.55)

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

3.              Discontinued Operations

On December 10, 2003, Mackie Designs (Netherlands) B.V. (“Mackie Netherlands”), a wholly-owned subsidiary of the Company, sold all of the shares of Mackie Designs (Italy) S.p.A. (“Mackie Italy”), a wholly-owned subsidiary of Mackie Netherlands, to Knight Italia S.p.A. (“Knight Italia”) for a nominal amount, pursuant to an Agreement by and among the Company, Mackie Netherlands and Knight Italia.

Prior to the sale, Mackie Netherlands filed to place Mackie Italy into a Concordato Preventivo, an Italian form of court-supervised liquidation (the “Concordato”).  Knight Italia has made an irrevocable offer to the court to lease or purchase the former Mackie Italy factory in Reggio Emilia, Italy, the RCF brand name and significant other Italian-based assets.  In December 2003, the Company fulfilled its obligation under the Concordato filing to purchase approximately $620,000 of finished inventory.  The Concordato filing is subject to approval by a majority of the creditors and then by an Italian court which approval is expected in 2004.  In the event the court denies the bankruptcy, Italian law may permit actions to be taken against the Company including demanding a refund of any payments made to the Company in the prior two years.

The Company, its subsidiaries, the Company’s directors or officers, or any associates of its directors or officers do not have any material relationship with Knight Italia, other than as a new supplier of components and equipment.

The disposition of these operations is accounted for as a discontinued operation.  At March 31, 2004 and December 31, 2003, we do not show any assets or liabilities of this entity on our consolidated balance sheet.  We have reclassified and condensed the results of discontinued operations on our consolidated statements of operations for thre three months ended March 31, 2003.  Cash flows from these operations are included in our consolidated statements of cash flows for the three months ended March 31, 2003.  Summarized operating results of the discontinued operations for the three months ended March 31, 2003 (in thousands):

Revenues	$7,793
Gross profit	1,126
Operating loss	(1,073)
Loss before income taxes	(1,379)
Income tax expense	613
Loss from discontinued operations	(1,992)

Interest was allocated to discontinued operations based on actual debt held by Mackie Italy.

4.              Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months  ended March 31, 2004 and 2003. Stock options to purchase 3,978,000 and 3,666,000 shares in 2004 and 2003, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive. The 1.2 million warrants issued in connection with the debt to Sun Mackie LLC, an affiliate of Sun Capital Partners Inc., a private investment firm, (see Note 8) and 83,333 vested stock options at an exercise price of $.01 are considered outstanding common shares and are included in the denominator for computation of basic and diluted net loss per share.

	Three months ended March 31,
	2004	2003
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(3,954)	$(6,402)
Net loss from discontinued operations	—	(1,992)
Numerator for basic and diluted net loss per share	$(3,954)	$(8,394)

Denominator:
Weighted average shares outstanding	19,608	15,665
Dilutive potential common shares from outstanding stock options and warrants	1,283	—
Denominator for basic and diluted net loss per share – weighted average shares	20,891	15,665

Basic and diluted net loss per share:
Continuing operations	$(0.19)	$(0.41)
Discontinued operations	—	(0.13)

Basic and diluted net loss per share	$(0.19)	$(0.54)

5.              Inventories

Inventories consist of the following:

	March 31, 2004	December 31, 2003
	(in thousands)

Raw materials	$3,840	$4,383
Work in process	624	543
Finished goods	12,432	14,004
	$16,896	$18,930

6.              Intangible Assets

Intangible assets consist of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Developed technology	$5,200	$5,200
Trademark	1,380	1,380
Covenant not to compete	285	285
	6,865	6,865
Less accumulated amortization	(1,419)	(1,313)
	$5,446	$5,552

7.              Restructuring costs

During 2003, management approved and implemented a restructuring plan in order to adjust operations.  Major actions primarily involved the reduction of workforce due to our decision to close certain manufacturing facilities. We incurred $1.6 million in restructuring expenses, of which $696,000 relates to the three months ended March 31, 2003, primarily representing employee severance and related costs for approximately 210 displaced employees.  The restructuring accrual is summarized as follows:

Restructuring Accrual at December 31, 2003	Amount Paid	Restructuring Accrual at March 31, 2004

$304,000	$(124,000)	$180,000

We expect to pay the remaining liability by December 31, 2004.

8.              Financing

In April 2004, we executed Loan Amendment and Waiver agreements on our line of credit, U.S. term loan and U.S. subordinated note payable, waiving penalties for prior noncompliance and amending the financial covenants.  Management believes the Company will remain in compliance with the new covenants through December 31, 2004.

In April 2004, we received a commitment letter from Sun Capital Partners III QP, LP, an affiliate of Sun Capital Partners, Inc., to provide up to $2 million, in the aggregate, in debt or equity financing to the Company through December 31, 2004, if necessary to enable the Company to meet it’s obligations as they become due.  If the financing is in the form of debt financing, it is expected that the terms will be generally similar to the terms of the existing subordinated or senior debt arrangements, adjusted as necessary for market conditions.  If the financing is in the form of equity financing, it is expected the terms will be at fair value based on the current market conditions.

(a)          Short-term borrowings

We have a revolving line of credit to borrow up to $26.0 million limited to a percentage of eligible collateral.  Interest is due monthly and is based on the banks prime rate or LIBOR plus a specified margin.  At March 31, 2004, the average interest rate was 4.70%.  This revolving line of credit is secured by substantially all U.S. assets and accounts receivable of our U.K. subsidiary.  At March 31, 2004, we had an outstanding balance on our line of credit of $6.3 million and available excess borrowing capacity of $2.9 million.

(b)          Long-term debt

At March 31, 2004 and December 31, 2003, our long-term debt consisted of the following, in thousands:

	March 31, 2004	December 31, 2003
	(In thousands)

U.S. term loans	$1,486	$2,250
U.S. subordinated note payable	11,207	11,000
Note payable to related party (face value $4.0 million)	4,150	3,512
	16,843	16,762
Less: current portion	(500)	(500)
Long-term portion of debt	$16,343	$16,262

U.S. term loans

Our U.S. term loan is payable in monthly payments of $42,000, until paid in full.  In the first quarter of 2004, we paid $639,000 on this loan from sales of equipment secured by the loan due to our closure of manufacturing facilities in Woodinville, Washington.  This loan and the line of credit held by the same financial institution, are both secured by substantially all of the assets of the Company, and are both senior to other long-term debt.  The term loan bears interest at the bank’s prime rate plus a specified margin.  This rate was 5.0% at March 31, 2004.

U.S. subordinated note payable

The U.S. subordinated note payable accrues interest at 10% per annum.  Minimum interest payments are made monthly at 8%, with the remaining 2% paid if certain available cash flows are met, otherwise, the 2% is added back to principal.  Principal payments on this note begin in May 2005, based on our 2004 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and certain debt repayments (adjusted EBITDA).  If the 2004 adjusted EBITDA is positive,  we would make payments during the twelve months beginning May 2005 of 50% of adjusted EBITDA up to $1.7 million; no payments would be made if adjusted EBITDA and line of credit availability amounts fail to meet a certain threshold.  The principal is due May 2006.

Note payable to related party

In March 2003, our primary shareholder, Sun Mackie provided $4.0 million for a note payable and warrants to purchase 1.2 million shares of common stock at $0.01 per share.  We valued the warrants issued in this transaction at $0.6 million and the note payable at $3.4 million.  We are increasing the value of the loan to its face value of $4.0 million over its 4-year life through additional non-cash interest expense.  Interest accrues at 15% of the face value, payable annually on March 31 if a specified adjusted EBITDA of the prior year is achieved. As this threshold was not met, at March 31, 2004, the accrued interest of $0.6 million was added to the principal balance.  The note is payable in full in March 2007.

9.              Guarantees

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. We adopted the disclosure provision requirements of FIN No. 45 during the year ended December 31, 2002. In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions and give rise only to the disclosure requirements prescribed by FIN No. 45.

Indemnification and warranty provisions contained within our sales agreements are generally consistent with those prevalent in our industry. The duration of product warranties is generally one to six years following delivery of products. We provide standard warranties with the sale of our products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized.  Warranty costs represent those associated with the repair or replacement of product that fails to meet our standard warranty against defects in material and workmanship. Should actual product failure rates differ from our estimates, revisions to our estimated accruals would be required.

The warranty liability is summarized as follows (in thousands):

	Three months ended March 31,
	2004	2003

Balance, beginning of period	1,081	1,525
Charged to cost of sales	682	904
Applied to liability	(696)	(910)
Balance, end of period	1,067	1,519

10.       Contingencies

We have effectively eliminated our liability related to the subrogated claims which have been asserted against us from insurance companies who prior to our acquisition of Eastern Acoustic Works, Inc. (EAW), paid claims made by EAW’s landlord and other tenants of the Whitinsville building who were affected by a fire started by a loaned employee in a portion of the building in 1996.  In May 2004, the Company entered into an agreement with the landlord’s carrier regarding the matter whereby the carrier will not collect from the Company in excess of any funds received from the Company’s carrier.  The Company has a continuing obligation to proceed against its carrier for a declaratory judgment should the lawsuit against the Company result in a judgment favorable to the landlord’s carrier, but all legal fees associated with such an action will be paid by the landlord’s carrier.

We are also involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

We sold our investment in our Italian subsidiary during 2003, which has also been placed in an Italian form of court-supervised liquidation.  In the event the court denies the liquidation plan, Italian law may permit actions to be taken against the Company including demanding a refund of any payments made to the Company in the prior two years.  We believe this possibility to be remote.

11.                            Quarterly Financial Data (revised from amounts shown in 10-K) (In thousands, except per share data)

	2003
	First	Second	Third	Fourth(a)
Net Sales	$32,746	$35,653	$33,457	$28,910
Gross profit	6,511	8,728	6,087	7,984
Loss from continuing operations	(6,402)	(2,997)	(2,797)	(3,216)
Loss from discontinued operations	(1,992)	(1,255)	(507)	(2,629)
Net loss	(8,394)	(4,252)	(3,304)	(5,845)
Basic and diluted loss per share	(0.54)	(0.20)	(0.16)	(0.28)

(a)           Inventory adjustments of approximately $0.9 million related to products no longer marketable and excess material were                 recorded in the fourth quarter of 2003.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. This discussion contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Actual results could differ materially from those discussed herein. The cautionary statements made in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K should be read as being applicable to all forward-looking statements wherever they appear. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning.

Overview

LOUD Technologies Inc., a Washington corporation formed in 1988, engineers, manufactures and markets professional audio reproduction and recording equipment and software under the brand names Mackie, TAPCO, SIA, EAW and EAW Commercial.

Our primary products include analog mixers, sound reinforcement speakers, professional loudspeaker systems, installed paging and music distribution systems, preamplifiers, power amplifiers, and A/V software control surfaces, digital mixers, i/o devices and acoustic test and measurement software.  These products are used in a variety of applications, including home and commercial recording studios, live performances and fixed installations of all sizes.

Critical Accounting Policies and Judgments

The preparation of these condensed financial statements in conformity with generally accepted accounting principles in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

Warranty.   We provide standard warranties with the sale of our products. The estimated cost of providing the product warranty is recorded at the time revenue is recognized.  Our warranty term varies based on product lines and is generally between one to six years.  Warranty costs represent those associated with the repair or replacement of product that fails to meet our standard warranty against defects in material and workmanship. Should actual product failure rates differ from our estimates, revisions to our estimated accruals would be required.

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

Estimates and Assumptions Related to Financial Statements

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those affecting revenue recognition, the allowance for doubtful accounts, inventory valuation, intangible assets, income taxes and general business contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Net Sales

Net sales from continuing operations decreased by 21% to $25.7 million during the three months ended March 31, 2004 from $32.7 million in the comparable period in 2003.  Sales were negatively impacted during the latter part of 2003 and the beginning of 2004 due to our being out of stock on certain  products.  These product outages were due to the migration of certain product manufacturing from Woodinville, Washington and our former Italian subsidiary to contract manufacturers.

We believe we will continue to have product shortages during the second quarter of 2004.  In 2004, we anticipate introducing and shipping new products, resulting in increased revenues in 2004 over 2003.  These new products will include introductions of more affordable product lines; entrance into the desktop recording line and feature-rich additions to our core analog mixer product lines.

Gross Profit

Gross profit increased to $6.9 million, or 27% of net sales, in the three months ended March 31, 2004 from $6.7 million, or 21% of net sales, in the three months ended March 31, 2003.   The increase in gross margins is primarily due to the write-down of excess and obsolete inventory of approximately $1.6 million in the first quarter of 2003 compared to $0.3 million in the first quarter of 2004.

We expect our gross margins to continue to increase in the second quarter of 2004, with continued advances throughout the remainder of 2004.  During the first half of 2004, we will be incurring one time transition costs with new and existing contract manufacturers or suppliers of materials for contract manufacturing, as well as reduced margins related to discounts on discontinued models which will keep our margins lower than the second half of 2004, when we anticipate the transitions will be complete.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $1.5 million to $8.3 million in the three months ended March 31, 2004 from $9.8 million in the comparable period in 2003. The decline in these expenses is due to  reductions in the number of employees through layoffs or attrition during 2003.  Additionally, included in selling costs are commissions paid to third parties, which were lower due to lower revenues during the three months ended March 31, 2004, compared to the three months ended March 31, 2003.  Expenses in the first quarter of 2003 included certain one-time items related to the equity investment by Sun Mackie, LLC including run-off policies for directors’ and officers’ liability insurance totaling approximately $500,000.  We anticipate selling, general and administrative costs to be lower during the remainder of 2004 than in 2003, primarily due to cost reduction initiatives completed in 2003.

Research and Development

Research and development expenses decreased by $0.3 million to $2.0 million in the three months ended March 31, 2004 from $2.3 million in the three months ended March 31, 2003. This decrease relates primarily to headcount reductions made during 2003 and the closure of a research facility we had in Belgium during the first half of 2003.  We will continue to outsource certain development products to third parties, which will cause these expenses to be higher in some quarters than others, depending on when these contracts occur.   We are and will continue to invest in new products and improvements to existing products and we believe that the restructuring measures taken in 2003 will enable us to be more efficient in our research and development expenditures.  Accordingly, we anticipate our research and development costs will be lower during the remainder of 2004 than in 2003.

Restructuring Costs

During 2003, we incurred $1.6 million in restructuring expenses, of which $696,000 related to the first quarter of 2003,  primarily representing employee severance and related costs for displaced employees associated with our closing down the manufacturing facility in Woodinville, Washington, after production of goods had terminated.  We believe we will begin to fully recognize the benefits of this restructuring in the second to third quarters of 2004, in the form of higher product margins on the goods previously manufactured in the U.S.  Additionally, we may have additional restructuring expenses in 2004 related to future minimum lease payments of under-utilized warehouse space when we fully exit the space.

Other Income (Expense)

Net other expense was $597,000 for the three months ended March 31, 2004 as compared to net other expense of $302,000 in the three months ended March 31, 2003. Included in these amounts is interest expense which increased to $761,000 in the first quarter of 2004 from $518,000 in the corresponding period of 2003 due to higher average interest rates.

Income Tax Benefit

Income tax expense for the first quarter of 2004 was $5,000 compared to $12,000 for the comparable period in 2003. Tax expense primarily relates to our non-U.S. subsidiaries. No tax benefit is recognized in connection with our tax losses as recognition of such benefit depends on future profits, which is not assured. We calculate the current tax rate based upon our estimate of the tax rate to be achieved for the full year.

Discontinued Operations

Discontinued operations relates to our former subsidiary, Mackie Italy, which was sold in December 2003.  We incurred a loss on discontinued operations of $2.0 million during the three months ended March 31, 2003.  During this period, the loss consisted of a $1.1 million loss from operations, $0.3 million net interest expense and $0.6 million in tax expense.

Liquidity and Capital Resources

In April 2004, we received a commitment letter from Sun Capital Partners III QP, LP, an affiliate of Sun Capital Partners, Inc., to provide up to $2 million, in the aggregate, in debt or equity financing to the Company through December 31, 2004, if necessary to enable the Company to meet it’s obligations as they become due.  If the financing is in the form of debt financing, it is expected that the terms will be generally similar to the terms of the existing subordinated or senior debt arrangements, adjusted as necessary for market conditions.  If the financing is in the form of equity financing, it is expected the terms will be at fair value based on the current market conditions.

In April 2004, we executed Loan Amendment and Waiver agreements on our line of credit, U.S. term loan and U.S. subordinated note payable, waiving penalties for prior noncompliance and amending the future financial covenants.  Management believes the Company will remain in compliance with the new covenants through December 31, 2004.

As of March 31, 2004, we had cash and cash equivalents of $231,000 and total debt and short-term borrowings of $23.2 million.  We had excess availability on our line of credit of $2.9 million at March 31, 2004.

Net Cash from Operating Activities

Cash provided by operating activities was $1.9 million in the three months ended March 31, 2004 and $1.3 million for the comparable period in 2003. Net cash provided by operating activities in the first three months of 2004 was primarily attributable to decreases in inventories, accounts receivable and other assets offset by an increase in prepaid expenses and other current assets. In the first three months of 2003, cash provided by operating activities was primarily attributable to a decrease in inventories and accounts receivable offset by decreases in accounts payable and accrued expenses.  During the remainder of 2004, we anticipate growing our inventory levels and accounts receivable as revenues and product availability increase.  Accounts payable are expected to continue to grow in 2004 due primarily to forecasted increases in inventory.

 Net Cash Used in Investing Activities

Cash used in investing activities was $0.1 million for the first three months of 2004 and $0.3 million for the first three months of 2003. The cash flows used in investing activities in 2004 consisted primarily of purchases of capital expenditures for tooling used in manufacturing by our contract manufacturers.  Cash used in investing activities in the first quarter of 2003 primarily consisted of purchases of manufacturing equipment and office equipment.

As part of our third party manufacturing agreements, many of our contract manufacturers require that we invest in tooling equipment prior to the start of manufacture.  Accordingly, we anticipate capital spending at the same level or higher in each of the remaining quarters of 2004.

Net Cash Used in Financing Activities

Cash used in financing activities was $2.3 million during the first three months of 2004 and $2.5 million during the first three months of 2003.  Financing activities during the first quarter of 2004 relates primarily to payments on our term loan of $0.8 million and net repayments on our line of credit of $1.6 million.  Financing activities in the first quarter of 2003 included $3.6 million in net proceeds from the sale of stock to Sun Mackie LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm, $17.5 million of borrowings on new term loans and notes payable, offset by $16.0 million in repayments of debt and $7.6 million in net repayments on lines of credit.

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

Our previous U.S. lender has provided a loan totaling $11.0 million, which is subordinate to the Loan and Security Agreement with our new U.S. lender. Principal is due beginning in May 2004 based upon our 2003 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and certain debt repayments. Interest accrues at a rate of 10% per annum and is paid subject to certain availability tests as we have availability under the Loan and Security Agreement.

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

•                  sale and liquidation of Mackie Italy;

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

Ability to stay in compliance with debt covenants

We have entered into an amendment of our line of credit and term loans, which have revised debt covenants.  The key financial covenants are achievement of a certain EBITDA targets for the term of the agreement or, during the period until September 30, 2004, maintenance of $2.5 million in excess borrowing availability.

Improvement in gross margins

In order to achieve our projected results from operations, we anticipate realizing increases in our gross margins as both a percentage of net sales and in whole dollar amounts.  Meeting these targets is contingent upon successful transition of product manufacturing to more cost efficient sources offshore.  We believe the bulk of this transition has occurred and anticipate seeing these higher margins as soon as the second quarter of 2004.

Commitments

We had the following material contractual commitments related to operating leases for equipment facilities  at March 31, 2004.  In addition, we had material obligations related to short-term and long-term debt arrangements, excluding our line of credit of $6.3 million at March 31, 2004:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
	(In thousands)

Operating Leases	$5,847	$2,084	$3,712	$51
Short-term and Long-term Debt	17,293	500	16,793
Total	$23,140	$2,584	$20,505	$51

We believe we have adequate resources to meet our obligations as they come due through December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however, we did not have any derivative financial instruments as of March 31, 2004.

At March 31, 2004, we had a variable rate line of credit of $6.3 million. As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the quarter ended March 31, 2004, an increase in the average interest rate of 10%, i.e. from 4.75% to 5.23%, would have resulted in an approximately $8,000 increase in net loss before income taxes and discontinued operations.  The fair value of such debt approximates the carrying amount on the consolidated balance sheet at March 31, 2004.

Our non-U.S. subsidiaries have functional currencies of the U.S. Dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. These subsidiaries are located in Western Europe and the U.K. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% decrease in the value of the U.S. Dollar compared to the local currencies of our

non-U.S. subsidiaries, throughout the quarter ended March 31, 2004, would have resulted in an approximately $45,000 increase to the net loss before income taxes.

Item 4.  Controls and Procedures

At March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

There have been no significant changes in our internal control or in other factors that could significantly affect these controls during our last fiscal quarter.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We have effectively eliminated our liability related to the subrogated claims which have been asserted against us from insurance companies who prior to our acquisition of Eastern Acoustic Works, Inc. (EAW), paid claims made by EAW’s landlord and other tenants of the Whitinsville building who were affected by a fire started by a loaned employee in a portion of the building in 1996. In May 2004, the Company entered into an agreement with the landlord’s carrier regarding the matter whereby the carrier will not collect from the Company in excess of any funds received from the Company’s carrier.  The Company has a continuing obligation to proceed against its carrier for a declaratory judgment should the lawsuit against the Company result in a judgment favorable to the landlord’s carrier, but all legal fees associated with such an action will be paid by the landlord’s carrier.

We are also involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

We sold our investment in our Italian subsidiary during 2003, which has also been placed in an Italian form of court-supervised liquidation.  In the event the court denies the liquidation plan, Italian law may permit actions to be taken against the Company including demanding a refund of any payments made to the Company in the prior two years.  We believe this possibility to be remote.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

At March 31, 2004, we were not in compliance with certain financial covenants of our debt agreements. In April 2004, we executed Loan Amendment and Waiver agreements on our line of credit, U.S. term loan and U.S. subordinated note payable, waiving penalties for prior noncompliance and amending the future financial covenants.  Management believes the Company will remain in compliance with the new covenants through December 31, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

On January 8, 2004, a Current Report on Form 8-K/A was filed to amend the financial statements and pro forma financial information required under Item 7 of the Current Report on Form 8-K filed on December 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUD Technologies Inc.
(Registrant)

Dated: May 14, 2004	By:	/s/ James T. Engen
James T. Engen
President, Chief Executive Officer and Director

Dated: May 14, 2004	By:	/s/ Timothy P. O’Neil
Timothy P. O’Neil
Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.