Form 10-Q
period 2004-06-30
LOUD TECHNOLOGIES INC
filed 2004-08-13
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	19,624,703
Class	Number of Shares Outstanding (as of July 30, 2004)

LOUD TECHNOLOGIES INC.

FORM 10-Q

For the quarter ended June 30, 2004

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$434	$757
Accounts receivable, net of allowances of $1,805 and $2,163, respectively	13,847	13,683
Income taxes receivable	191	188
Inventories	16,486	18,930
Prepaid expenses and other current assets	2,595	2,280
Total current assets	33,553	35,838

Property and equipment, net	8,224	8,381
Intangible assets, net	5,340	5,552
Other assets, net	419	651
Total assets	$47,536	$50,422

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$7,930	$7,868
Accounts payable	10,905	6,454
Accrued liabilities	6,707	7,973
Income taxes payable	1,355	1,288
Current portion of long-term debt	500	500
Payable to former Italian subsidiary	8,565	9,173
Total current liabilities	35,962	33,256

Long-term debt, excluding current portion	15,687	16,262
Other liabilities	52	72
Total liabilities	51,701	49,590

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 19,624,703 at June 30, 2004 and 19,608,036 at December 31, 2003	33,913	33,999
Accumulated deficit	(38,078)	(33,167)
Total shareholders’ equity (deficit)	(4,165)	832
Total liabilities and shareholders’ equity (deficit)	$47,536	$50,422

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In thousands, except for per share data

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net sales	$30,531	$35,653	$56,212	$68,399
Cost of sales	20,236	26,919	39,005	52,924
Gross profit	10,295	8,734	17,207	15,475

Operating expenses:
Selling, general and administrative	8,492	9,103	16,784	18,914
Research and development	1,832	1,584	3,804	3,906
Restructuring costs	—	6	—	702
Total operating expenses	10,324	10,693	20,588	23,522

Operating loss	(29)	(1,959)	(3,381)	(8,047)

Other income (expense):
Interest income	11	1	11	16
Interest expense	(882)	(800)	(1,643)	(1,318)
Other	(52)	(15)	112	186
Total other income (expense)	(923)	(814)	(1,520)	(1,116)

Loss before income taxes and discontinued operations	(952)	(2,773)	(4,901)	(9,163)

Provision (benefit) for income taxes	5	(356)	10	(344)

Loss from continuing operations	(957)	(2,417)	(4,911)	(8,819)

Loss from discontinued operations, net of income tax expense (benefit) of $0, ($180), $0 and $433, respectively	—	(1,835)	—	(3,827)

Net loss	$(957)	$(4,252)	$(4,911)	$(12,646)

Basic and diluted net loss per share:

Net loss from continuing operations	$(0.05)	$(0.12)	$(0.24)	$(0.48)
Net loss from discontinued operations	—	(0.09)	—	(0.21)

Basic and diluted net loss per share	$(0.05)	$(0.21)	$(0.24)	$(0.69)

Shares used in computing basic and diluted net loss per share	20,891	20,280	20,891	18,276

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2004	2003
	(In thousands)
Operating activities
Net loss	$(4,911)	$(12,646)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,562	4,463
Non-cash interest expense	75	—
(Gain) loss on asset dispositions	(187)	114
Deferred stock compensation	29	120
Changes in operating assets and liabilities:
Accounts receivable	(164)	2,302
Inventories	2,444	10,528
Prepaid expenses and other current assets	(745)	153
Other assets	232	766
Accounts payable and accrued liabilities	3,327	(1,147)
Income taxes	67	600
Other long term liabilities	(20)	(56)
Net cash provided by operating activities	1,709	5,197

Investing activities
Purchases of property and equipment	(1,405)	(789)
Proceeds from sales of property and equipment	826	—
Net cash used in investing activities	(579)	(789)

Financing activities
Proceeds from sale of stock and stock options	—	3,515
Proceeds from long-term debt and warrants	—	17,500
Payments on long-term debt	(1,515)	(16,524)
Proceeds from new short-term borrowing	—	12,040
Net borrowings (payments) on short-term borrowings	62	(23,392)
Net cash used in financing activities	(1,453)	(6,861)

Effect of exchange rate changes on cash	—	205

Net decrease in cash and cash equivalents	(323)	(2,248)

Cash and cash equivalents at beginning of period	757	3,062
Cash and cash equivalents at end of period	$434	$814

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Six months ended June 30, 2004

(In thousands)

	Common Stock		Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2003	19,608	$33,999	$(33,167)	$832
Offering costs related to February 2003 stock offering	—	(115)	—	(115)
Amortization of deferred stock compensation	—	29	—	29
Exercise of stock options	17	—	—	—
Net loss	—	—	(4,911)	(4,911)
Balance at June 30, 2004	19,625	$33,913	$(38,078)	$(4,165)

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.                        Description of Business

We develop, manufacture and sell high-quality, affordable digital and analog audio mixers, speakers, amplifiers and other professional audio equipment on a worldwide basis. Our products are used by professional musicians, sound installation contractors and broadcast professionals in sound recordings, live presentations systems and installed sound systems. We have our primary operations in the United States and the United Kingdom.

2.                        Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by LOUD Technologies Inc. (“LOUD” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial statements and include the accounts of the Company and its subsidiaries. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. In our opinion, all normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the three or six-month periods ended June 30, 2004, are not necessarily indicative of future financial results.

Revenue Recognition

Revenues from sales of products, net of sales discounts, returns and allowances, are generally recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection of the resulting receivable is considered probable. Products are generally shipped “FOB shipping point” with no right of return. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contingencies have been satisfied or the contingency period has lapsed. We generally warrant our products against defects in materials and workmanship for periods of between one and six years. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. A provision for future warranty costs is recorded at the time of sale of products.

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

The following table summarizes relevant information as to the reported amounts under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS No. 123, as amended, had been applied:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net loss:
As reported	$(957)	$(4,252)	$(4,911)	$(12,646)
Add: Stock-based employee compensation included in reported net loss	—	—	—	67
Less: Stock-based employee compensation determined under fair-value based method	(189)	(281)	(403)	(633)
Pro forma	$(1,146)	$(4,533)	$(5,314)	$(13,212)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.21)	$(0.24)	$(0.69)
Pro forma	$(0.05)	$(0.22)	$(0.25)	$(0.72)

Concentration of Credit and Supply Risk

We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the U.S.  Where we are exposed to material credit risk, we generally require letters of credit, advance payments, or carry foreign credit insurance.  No individual country outside of the U.S. accounted for more than 10% of net sales from continuing operations in any of the periods presented.  Sales to U.S. customers are generally on open credit terms.  In the U.S., we primarily sell our products through third-party resellers and experience individually significant annual sales volumes with major resellers.  For the three month periods ended June 30, 2004 and 2003, we had sales to one customer of $3.5 million and $3.8 million, or 11.5% and 10.6%, respectively of consolidated net sales from continuing operations.  For the six month periods ended June 30, 2004 and 2003, we had sales to the same customer of $6.1 million and $7.3 million, or 10.9% and 10.7%, respectively, of consolidated net sales from continuing operations.

Many of our products are currently being manufactured exclusively by a few manufacturers on our behalf.  During the three and six month periods ended June 30, 2004, net sales of products manufactured by one manufacturer were $6.8 million and $13.6 million, or 22.3% and 24.2%, respectively, of consolidated net sales and net sales from another manufacturer were $3.2 million and $5.9 million, or 10.5% and 10.5%, respectively, of consolidated net sales.

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

Concurrent with the sale, Mackie Italy was placed into a Concordato Preventivo, an Italian form of court-supervised liquidation (the “Concordato”).  Knight Italia has made an irrevocable offer to the court to lease or purchase the former Mackie Italy factory in Reggio Emilia, Italy, the RCF brand name and significant other Italian-based assets.  In December 2003, the Company fulfilled its obligation under the Concordato filing to purchase approximately $620,000 of finished inventory.  The Concordato filing is subject to approval by a majority of the creditors and then by an Italian court from which approval is expected in 2004.  In the event the court denies the Concordato, Italian law may permit actions to be taken against the Company including the demand of a refund of any payments made by Mackie Italy to the Company in the prior two years. We believe this possibility to be remote.

The Company, its subsidiaries, the Company’s directors or officers, or any associates of its directors or officers do not have any material relationship with Knight Italia, other than as a new supplier of components and equipment.

The disposition of these operations is accounted for as a discontinued operation.  At June 30, 2004 and December 31, 2003, we do not show any assets or liabilities of this entity on our consolidated balance sheet.  We have reclassified and condensed the results of discontinued operations on our consolidated statements of operations for three and six months ended June 30, 2003.  Cash flows from these operations are included in our consolidated statements of cash flows for the six months ended June 30, 2003.  Summarized operating results of the discontinued operations for the three and six months ended June 30, 2003 are as follows:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(in thousands)
Revenues	$7,756	$15,549
Gross profit	844	1,970
Operating loss	(1,700)	(2,773)
Loss before income taxes	(2,015)	(3,394)
Income tax expense (benefit)	(180)	433
Loss from discontinued operations	(1,835)	(3,827)

Interest was allocated to discontinued operations based on actual debt held by Mackie Italy.

4.                        Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2004 and 2003. Stock options to purchase 3,978,000 and 3,666,000 shares in 2004 and 2003, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive. The 1.2 million warrants issued in connection with the debt to Sun Mackie LLC, an affiliate of Sun Capital Partners Inc., a private investment firm, (see Note 8) and 83,333 vested stock options at an exercise price of $0.01 are considered outstanding common shares and are included in the denominator for computation of basic and diluted net loss per share.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(957)	$(2,417)	$(4,911)	$(8,819)
Net loss from discontinued operations	—	(1,835)	—	(3,827)
Numerator for basic and diluted net loss per share	$(957)	$(4,252)	$(4,911)	$(12,646)

Denominator:
Weighted average shares outstanding	19,622	20,280	19,615	18,276
Dilutive potential common shares from outstanding stock option and warrants	1,269	—	1,276	—
Denominator for basic and diluted net loss per share – weighted average shares	20,891	20,280	20,891	18,276

Basic and diluted net loss per share:
Continuing operations	$(0.05)	$(0.12)	$(0.24)	$(0.48)
Discontinued operations	—	(0.09)	—	$(0.21)
Basic and diluted net loss per share	$(0.05)	$(0.21)	$(0.24)	$(0.69)

5.                   Inventories

Inventories consist of the following:

	June 30, 2004	December 31, 2003
	(in thousands)

Raw materials	$5,109	$4,383
Work in process	631	543
Finished goods	10,746	14,004
	$16,486	$18,930

6.                   Intangible Assets

Intangible assets consist of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Developed technology	$5,200	$5,200
Trademark	1,380	1,380
Covenant not to compete	285	285
	6,865	6,865
Less accumulated amortization	(1,525)	(1,313)
	$5,340	$5,552

7.                   Restructuring costs

During 2003, management approved and implemented a restructuring plan in order to adjust operations.  Major actions of the restructuring plan involved the reduction of workforce from the closure of certain manufacturing facilities. We incurred $1.6 million in restructuring expenses, of which $6,000 and $702,000 relate to the three and six months ended June 30, 2003, respectively, primarily representing employee severance and related costs for approximately 210 displaced employees.  The restructuring accrual is summarized as follows:

Restructuring Accrual at December 31, 2003	Amount Paid	Restructuring Accrual at June 30, 2004

$304,000	$(183,000)	$121,000

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

In April 2004, we received a commitment letter from Sun Capital Partners III QP, LP, an affiliate of Sun Capital Partners, Inc., to provide up to $2.0 million, in the aggregate, in debt or equity financing to the Company through December 31, 2004 if necessary to enable the Company to meet its obligations as they become due.  If the financing is in the form of debt financing, it is expected that the terms will be generally similar to the terms of the existing subordinated or senior debt arrangements, adjusted as necessary for market conditions.  If the financing is in the form of equity financing, it is expected the terms will be at fair market value based on the current market conditions.

(a)               Short-term borrowings

At June 30, 2004, we had a revolving line of credit to borrow up to $26.0 million limited to a percentage of eligible collateral, which expires March 31, 2006.  In August 2004, we executed a Loan Amendment reducing the maximum borrowing from $26.0 million to $25.0 million.  Interest is due monthly and is based on the bank’s prime rate or LIBOR plus a specified margin.  At June 30, 2004, the average interest rate was 4.7%.  This revolving line of credit is secured by substantially all U.S. assets and accounts receivable of our U.K. subsidiary.  At June 30, 2004, we had an outstanding balance on our line of credit of $7.9 million and available excess borrowing capacity of $2.0 million.

(b)               Long-term debt

At June 30, 2004 and December 31, 2003, our long-term debt consisted of the following:

	June 30, 2004	December 31, 2003
	(in thousands)

U.S. term loans	$735	$2,250
U.S. subordinated note payable	11,264	11,000
Note payable to related party (face value $4.0 million)	4,188	3,512
	16,187	16,762
Less: current portion	(500)	(500)
Long-term portion of debt	$15,687	$16,262

U.S. term loans

Our U.S. term loan was amended in August 2004 to reduce the monthly payments from $42,000 to $25,000, until paid in full.  In the first half of 2004, in addition to our monthly payments, we paid $1.3 million on this loan from sales of equipment secured by the loan due to our closure of manufacturing facilities in Woodinville, Washington.  This loan and the line of credit held by the same financial institution, are both secured by substantially all of the assets of the Company, and are both senior to other long-term debt.  The term loan bears interest at the bank’s prime rate plus a specified margin.  This rate was 5% at June 30, 2004.

U.S. subordinated note payable

The U.S. subordinated note payable accrues interest at 10% per annum.  Minimum interest payments are made monthly at 8%, with the remaining 2% paid if certain available cash flows are met, otherwise, the 2% is added back to principal. During the six month period ended June 30, 2004, we added $264,000 to the principal balance of this note for these cumulative interest amounts. Principal payments on this note begin in May 2005, and will be based on our 2004 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and certain debt repayments (adjusted EBITDA).  If the 2004 adjusted EBITDA is positive, we would make payments during the twelve months beginning May 2005 of 50% of adjusted EBITDA up to $1.7 million; no payments would be made if adjusted EBITDA and line of credit availability amounts fail to meet a certain threshold.  The principal is due in May 2006.

Note payable to related party

In March 2003, our primary shareholder, Sun Mackie LLC (“Sun Mackie”) provided $4.0 million for a note payable and warrants to purchase 1.2 million shares of common stock at $0.01 per share.  We valued the warrants issued in this transaction at $0.6 million and the note payable at $3.4 million.  We have been increasing the value of the loan to its face value of $4.0 million over its 4-year life through additional non-cash interest expense.  Interest accrued at 15% of the face value, payable annually on June 30 if a specified adjusted EBITDA of the prior year is achieved. As this threshold was not met, at March 31, 2004, the accrued interest of $0.6 million was added to the principal balance.  The note was payable in full in March 2007.

Subsequent to quarter end, in August 2004, we executed an Exchange Agreement whereby we exchanged our entire debt to Sun Mackie for 2,480,155 shares of common stock valued at $1.95 per share.  In August 2004, we recognized a loss on early extinguishment of debt with this transaction of $400,000 representing the debt discount from the face value of the note to the carrying value.

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

The warranty liability is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Balance, beginning of period	$1,067	$1,519	$1,081	$1,525
Charged to cost of sales	641	828	1,323	1,732
Applied to liability	(730)	(844)	(1,426)	(1,754)
Balance, end of period	$978	$1,503	$978	$1,503

10.            Contingencies

We are also involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

We sold our investment in our Italian subsidiary during 2003, which has also been placed in an Italian form of court-supervised liquidation.  In the event the Italian court does not approve the liquidation plan, Italian law may permit actions to be taken against the Company including demanding a refund of any payments made to the Company in the prior two years.  We believe this possibility to be remote.

11.            Quarterly Financial Data (revised from amounts shown in 10-K) (In thousands, except per share data)

	2003
	First	Second	Third	Fourth(a)
Net Sales	$32,746	$35,653	$33,457	$28,910
Gross profit	6,741	8,734	6,665	7,170
Loss from continuing operations	(6,402)	(2,417)	(2,797)	(3,796)
Loss from discontinued operations	(1,992)	(1,835)	(507)	(2,049)
Net loss	(8,394)	(4,252)	(3,304)	(5,845)
Basic and diluted loss per share	(0.54)	(0.21)	(0.16)	(0.28)

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

Critical Accounting Policies and Judgments

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We believe there have been no significant changes in our critical accounting policies during the six months ended June 30, 2004 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2003.

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	$30,531	$35,653	$56,212	$68,399
Gross profit	10,295	8,734	17,207	15,475

Selling, general and administrative	8,492	9,103	16,784	18,914
Research and development	1,832	1,584	3,804	3,906
Restructuring costs	—	6	—	702
Total operating expenses	10,324	10,693	20,588	23,522

Other income (expense)	(923)	(814)	(1,520)	(1,116)
Provision (benefit) for income taxes	5	(356)	10	(344)
Loss from continuing operations	(957)	(2,417)	(4,911)	(8,819)
Loss from discontinued operations	—	(1,835)	—	(3,827)
Net loss	(957)	(4,252)	(4,911)	(12,646)

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

Net Sales

Net sales from continuing operations decreased by 14.6% to $30.5 million during the three months ended June 30, 2004 from $35.7 million in the comparable period in 2003.  Sales were negatively affected during the latter part of 2003 and the beginning of 2004, due primarily to our being out of stock of certain products, primarily our Mackie brand speakers and the discontinuation of low margin Mackie and RCF brand products.  These product shortages are due primarily to the migration of certain product manufacturing from Woodinville, Washington and our former Italian subsidiary to contract manufacturers.

We believe we will continue to have product shortages during the third quarter of 2004, although the extent of these shortages is decreasing.  Throughout the remainder of 2004, we anticipate continuing to introduce and ship new products, resulting in increased revenues in the second half of 2004 as compared to the first half.  These new products will include introductions of more affordable product lines; entrance into the desktop recording line and feature-rich additions to our core analog mixer product lines. Orders placed but not shipped at the end of this quarter were significantly higher than at June 30, 2003.  The bulk of these orders are for current out of stock products.

Gross Profit

Gross profit increased to $10.3 million, or 33.8% of net sales, in the three months ended June 30, 2004 from $8.7 million, or 24.4% of net sales, in the three months ended June 30, 2003.   The improvement in gross profit is due primarily to reduced product costs due to offshore manufacturing, and charges taken in the 2003 quarter related to the write-down of excess and obsolete inventory of approximately $0.7 million and charges of $0.2 million related to the obsolescence of manufacturing equipment in our former manufacturing facility.

We expect our gross profit to remain constant or slightly improve in the remainder of 2004 as we complete our transition plan.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $0.6 million, or 6.6%, to $8.5 million in the three months ended June 30, 2004 from $9.1 million in the comparable period in 2003. The decline in these expenses is due to reductions in the number of employees through layoffs or attrition during 2003.  Additionally, included in selling costs are commissions paid to third parties, which were lower due to lower revenues during the three months ended June 30, 2004, compared to the three months ended June 30, 2003.  We anticipate selling, general and administrative costs to be lower during the remainder of 2004 than in 2003, primarily due to cost reduction initiatives completed in 2003.

Research and Development

Research and development expenses increased by $0.2 million, or 12.5%, to $1.8 million in the three months ended June 30, 2004 from $1.6 million in the three months ended June 30, 2003. This increase relates primarily to outsourcing certain product development to third parties.  We expect to continue to outsource products, which could cause these expenses to be higher in some quarters than others, depending on when these activities occur.   We also expect to continue to invest in new products and improvements to existing products, which will increase R&D costs as our revenues increase.

Restructuring Costs

We incurred $6,000 in restructuring expenses during the second quarter in 2003.  These costs primarily represented employee severance and related costs for displaced employees associated with the closing of our manufacturing facility in Woodinville, Washington, after production of goods had terminated.  The majority of this restructure occurred in the first quarter of 2003, with minor carryover into the second quarter of 2003.   Additionally, we may have additional restructuring expenses in 2004 related to minimum lease payments on under-utilized warehouse space if we fully exit the space.

Other Income (Expense)

Net other expense was $0.9 million for the three months ended June 30, 2004 as compared to $0.8 million in the three months ended June 30, 2003, an increase of $0.1 million or 12.5%. Included in these amounts are interest and financing expenses which increased to $0.9 million in the second quarter of 2004 from $0.8 million in the corresponding period of 2003 due to higher financing fees.

Income Taxes

Income tax expense for the second quarter of 2004 was $5,000 compared to a benefit of $356,000 for the comparable period in 2003. Tax expense primarily relates to our non-U.S. subsidiaries. No tax benefit is recognized in connection with our tax losses as recognition of such benefit depends on future profits, which are not assured. We calculate the current tax rate based upon our estimate of the tax rate to be achieved for the full year.

Discontinued Operations

Discontinued operations relates to our former subsidiary, Mackie Italy, which was sold in December 2003.  We incurred a loss on discontinued operations of $1.8 million during the three months ended June 30, 2003.  During this period, the loss consisted of a $1.7 million loss from operations, $0.3 million net other expense offset by $0.2 million in tax benefit.

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

Net Sales

Net sales from continuing operations decreased by 17.8% to $56.2 million during the six months ended June 30, 2004 from $68.4 million in the comparable period in 2003.  Sales were negatively impacted during the latter part of 2003 and the beginning of 2004 due primarily to our being out of stock of certain products.  These product shortages were due primarily to the migration of certain product manufacturing from Woodinville, Washington and our former Italian subsidiary to contract manufacturers.

Gross Profit

Gross profit increased to $17.2 million, or 30.6% of net sales, in the six months ended June 30, 2004 from $15.5 million, or 22.7% of net sales, in the six months ended June 30, 2003.  The improvement in gross profit is due primarily to reduced product costs due to offshore manufacturing; charges taken in the six months ended June 30, 2003, related to the write-down of excess and obsolete inventory of approximately $3.3 million compared to $0.3 million in the six month period ended June 30, 2004; and charges of $0.4 million related to the obsolescence of manufacturing equipment in our former manufacturing facility taken in the first half of 2003.

We expect our gross profit to remain constant or slightly improve in the remainder of 2004 as we complete our transition plan.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $2.1 million, or 11.1%, to $16.8 million in the six months ended June 30, 2004 from $18.9 million in the comparable period in 2003. The decline in these expenses is primarily due to reductions in the number of employees through layoffs or attrition during 2003.  Additionally, included in selling costs are commissions paid to third parties, which were lower due to lower revenues during the six months ended June 30, 2004, compared to the six months ended June 30, 2003.  Expenses in the first quarter of 2003 included certain one-time items related to the equity investment by Sun Mackie, LLC including run-off policies for directors’ and officers’ liability insurance totaling approximately $500,000.  We anticipate selling, general and administrative costs to be lower during the remainder of 2004 than in 2003, primarily due to cost reduction initiatives completed in 2003.

Research and Development

Research and development expenses decreased by $0.1 million, or 2.6%, to $3.8 million in the six months ended June 30, 2004 from $3.9 million in the six months ended June 30, 2003. This decrease relates primarily to headcount reductions made during 2003 and the closure of a research facility we had in Belgium during the first half of 2003 offset by outsourcing certain development products to third parties.  We expect to continue to outsource certain development products to third parties, which will cause these expenses to be higher in some quarters than others, depending on when these activities occur.   We expect to continue to invest in new products and improvements to existing products, which will increase R&D costs as our revenues increase.

Restructuring Costs

During 2003, we incurred $1.6 million in restructuring expenses, of which $702,000 related to the six months ended June 30, 2003, primarily representing employee severance and related costs for displaced employees associated with the closing of our manufacturing facility in Woodinville, Washington, after production of goods had terminated.  We believe we will continue to recognize the benefits of this restructuring in the second half of 2004 in the form of higher product margins on goods previously manufactured in the U.S.  Additionally, we may have additional restructuring expenses in 2004 related to minimum lease payments on under-utilized warehouse space when we fully exit the space.

Other Income (Expense)

Net other expense was $1.5 million for the six months ended June 30, 2004 as compared to net other expense of $1.1 million in the six months ended June 30, 2003, an increase of $0.4 million or 36.4%. Included in these amounts are interest expense which increased to $1.6 million in the six months ended June 30, 2004 from $1.3 million in the corresponding period of 2003 due to higher interest rates in the first quarter and higher financing fees in the second quarter.

Income Taxes

Income tax expense for the first six months of 2004 was $10,000 compared to a benefit of $344,000 for the comparable period in 2003. Tax expense primarily relates to our non-U.S. subsidiaries. No tax benefit is recognized in connection with our tax losses as recognition of such benefit depends on future profits, which are not assured. We calculate the current tax rate based upon our estimate of the tax rate to be achieved for the full year.

Discontinued Operations

Discontinued operations relates to our former subsidiary, Mackie Designs Italy, which was sold in December 2003.  We incurred a loss on discontinued operations of $3.8 million during the six months ended June 30, 2003.  During this period, the loss consisted of a $2.8 million loss from operations, $0.6 million net other expense and $0.4 million in tax expense.

Liquidity and Capital Resources

On August 3, 2004, we entered into an Exchange Agreement, whereby Sun Mackie converted its subordinated debt and interest totaling $4.8 million into 2,480,155 shares of common stock.  This transaction will reduce our interest expenses by approximately $0.2 million per quarter and increases our net equity.

In August 2004, we executed a Loan Amendment on our line of credit increasing the amount of our available borrowings by $1.0 million.  Additionally, we reduced our maximum borrowing from $26.0 million to $25.0 million.  This agreement also reduced the payments due on our term loan from $42,000 to $25,000 per month.

In April 2004, we received a commitment letter from Sun Capital Partners III QP, LP, an affiliate of Sun Capital Partners, Inc., to provide up to $2.0 million, in the aggregate in debt or equity financing to the Company through December 31, 2004, if necessary to enable the Company to meet its obligations as they become due.  If the financing is in the form of debt financing, it is expected that the terms will be generally similar to the terms of the existing subordinated or senior debt arrangements, adjusted as necessary for market conditions.  If the financing is in the form of equity financing, it is expected the terms will be at fair value based on the current market conditions.

In April 2004, we executed Loan Amendment and Waiver agreements on our line of credit, U.S. term loan and U.S. subordinated note payable, waiving penalties for prior noncompliance and amending the future financial covenants.  Management believes the Company will remain in compliance with the new covenants through December 31, 2004.

As of June 30, 2004, we had cash and cash equivalents of $434,000 and total current portion of long-term debt and short-term borrowings of $8.4 million.  We had excess availability on our line of credit of $2.0 million at June 30, 2004.

Net Cash from Operating Activities

Cash provided by operating activities was $1.7 million in the six months ended June 30, 2004 and $5.2 million for the comparable period in 2003. Net cash provided by operating activities in the first six months of 2004 was primarily attributable to decreases in inventories and other assets along with an increase to accounts payable and accrued liabilities offset by an increase in accounts receivable and prepaid expenses and other current assets. In the first six months of 2003, cash provided by operating activities was primarily attributable to a decrease in inventories and accounts receivable offset by decreases in accounts payable and accrued expenses.  During the remainder of 2004, we anticipate growing our inventory levels and accounts receivable as revenues and product availability increase. These working capital needs will be partially offset by increases to accounts payable.

Net Cash Used in Investing Activities

Cash used in investing activities was $0.6 million for the first six months of 2004 and $0.8 million for the first six months of 2003. The cash flows used in investing activities in 2004 consisted primarily of purchases of capital expenditures for tooling used in manufacturing by our contract manufacturers offset by proceeds from the sale of manufacturing equipment.  Cash used in investing activities in the first quarter of 2003 primarily consisted of purchases of manufacturing equipment and office equipment.

As part of our third party manufacturing agreements, many of our contract manufacturers require that we invest in tooling equipment prior to the start of manufacture.  Accordingly, we anticipate capital spending at the same level or higher in each of the remaining quarters of 2004.

Net Cash Used in Financing Activities

Cash used in financing activities was $1.5 million during the first six months of 2004 and $6.9 million during the first six months of 2003.  Financing activities during the six months ended June 30, 2004 relate primarily to payments on our term loan.  Financing activities in the first six months of 2003 included $3.5 million in net proceeds from the sale of stock to Sun Mackie LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm, $17.5 million of borrowings on new term loans and notes payable, offset by $16.5 million in repayments of debt and $11.4 million in net repayments on lines of credit.

Payments and Proceeds from Long-term Debt, Line of Credit and Other Short-term Borrowings

In addition to its equity investment, Sun Mackie provided $4.0 million in debt financing in March 2003.  Interest accrued at 15%.  In addition to the loan from Sun Mackie, we issued warrants to purchase an additional 1.2 million common shares at an exercise price of $0.01 per share.

In connection with this agreement with Sun Mackie LLC in March 2003, we refinanced all of our debt obligations, paying down a net of $4.3 million.  We entered into a $2.5 million term loan and a line of credit providing up to $25.0 million with a new U.S. lender.  Availability under this line of credit is limited to eligible collateral; initial funding was $11.6 million. Principal payments on the term loan are due in equal monthly payments over five years, beginning in July 2003. Interest is due monthly calculated at the bank’s prime rate plus 0.75% or Eurodollar Rate plus 3.5%. Both the revolving line of credit and term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangible assets and patents. Additionally, a portion of the revolving line of credit is provided in the U.K. and is secured by accounts receivable of LOUD Technologies (Europe) Plc.

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

Our continued liquidity is dependent upon the following key factors:

Delivery of new products

We anticipate launching a number of new products during 2004, which are expected to increase our revenues.  We anticipate sales from new products will become meaningful in the third quarter.

Ability to stay in compliance with debt covenants

We have entered into an amendment of our line of credit and term loans, which have revised debt covenants.  The key financial covenants are achievement of certain EBITDA targets for the term of the agreement or, during the period until September 30, 2004, maintenance of an average of $2.5 million in excess borrowing availability.  The excess borrowing availability at June 30, 2004, for the 60-day prior to monthly measurement dates was $3.5 million. As we are required to maintain $1.5 million availability at all times, the amount we could borrow at quarter-end was $2.0 million.

Improvement in gross profit

In order to achieve our projected results from operations, we anticipate realizing increases in our gross profit as both a percentage of net sales and in whole dollar amounts.  Meeting these targets is contingent upon successful transition of product manufacturing to more cost efficient sources offshore.  We believe the bulk of this transition has occurred and anticipate seeing continued efficiencies and improvements to gross profit throughout the remainder of 2004 and into the first half of 2005.

Commitments

At June 30, 2004, we had the following material contractual commitments related to operating leases for equipment facilities and material obligations related to short-term and long-term debt arrangements, excluding our line of credit of $7.9 million:

	Payments due by period Less than 1

	Total	year	1-3 years
	(in thousands)

Operating Leases	$5,326	$2,084	$3,242
Short-term and Long-term Debt	16,599	500	16,099
Total	$21,925	$2,584	$19,341

In August 2004, we executed a Loan Amendment on our line of credit that reduces the monthly payment due on our term loan from $42,000 to $25,000, which will reduce the short-term portion of our debt to $300,000.

We believe we have adequate resources to meet our obligations as they come due through December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however, we did not have any derivative financial instruments as of June 30, 2004.

At June 30, 2004, we had a variable rate line of credit with an outstanding balance of $7.9 million. As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the quarter ended June 30, 2004, an increase in the average interest rate of 10%, i.e. from 4.34% to 4.77%, would have resulted in an approximately $8,000 increase in net loss before income taxes and discontinued operations.  The fair value of such debt approximates the carrying amount on the consolidated balance sheet at June 30, 2004.

Our non-U.S. subsidiaries have functional currencies of the U.S. Dollar and consequently we translate non-monetary assets and liabilities at historical rates and remeasure monetary assets and liabilities at exchange rates in effect at the balance sheet date. These subsidiaries are located in Western Europe and the U.K. income and expense items are translated at the average exchange rates prevailing during the period. A 10% decrease in the value of the U.S. Dollar compared to the local currencies of our non U.S. subsidiaries, throughout the quarter ended June 30, 2004, would have resulted in an approximately $42,000 increase to the net loss before income taxes.

Item 4.  Controls and Procedures

At June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

There have been no significant changes in our internal control or in other factors that could significantly affect these controls during our last fiscal quarter.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We sold our Italian subsidiary during 2003 and placed it in an Italian form of court-supervised liquidation.  In the event the Italian court does not approve the liquidation plan, Italian law may permit actions to be taken against the Company including demanding a refund of any payments made to the Company in the prior two years.  We believe this possibility to be remote.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  Our annual meeting of shareholders was held on May 21, 2004.

(b)                                 At the annual meeting, C. Daryl Hollis, George R. Rea and Clarence E. Terry were elected to serve as Class 3 directors for a three-year term and T. Scott King was elected to serve as a Class 2 director for a two-year term.

(c)                                  The results of voting for the election of directors at the annual meeting were as follows:

Nominee	For	Withheld

C. Daryl Hollis	14,142,521	—
George R. Rea	14,142,521	—
Clarence E. Terry	14,127,421	15,100
T. Scott King	14,142,521	—

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

LOUD Technologies Inc.
(Registrant)

Dated: August 12, 2004	By:	/s/ James T. Engen
James T. Engen
President, Chief Executive Officer and Director

Dated: August 12, 2004	By:	/s/ Timothy P. O’Neil
Timothy P. O’Neil
Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.