Form 10-Q
period 2004-09-30
LOUD TECHNOLOGIES INC
filed 2004-11-12
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days..  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	22,104,858
Class	Number of Shares Outstanding (as of October 29, 2004)

LOUD TECHNOLOGIES INC.

FORM 10-Q
For the quarter ended September 30, 2004

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$313	$757
Accounts receivable, net of allowances of $1,652 and $2,163, respectively	14,646	13,683
Income taxes receivable	190	188
Inventories	16,250	18,930
Prepaid expenses and other current assets	2,910	2,280
Total current assets	34,309	35,838

Property and equipment, net	7,682	8,381
Intangible assets, net	5,234	5,552
Other assets, net	305	651
Total assets	$47,530	$50,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$7,558	$7,868
Accounts payable	10,805	6,454
Accrued liabilities	7,287	7,973
Income taxes payable	1,240	1,288
Current portion of long-term debt	300	500
Payable to former Italian subsidiary	8,583	9,173
Total current liabilities	35,773	33,256

Long-term debt, excluding current portion	11,632	16,262
Other liabilities	42	72
Total liabilities	47,447	49,590

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 22,104,858 at September 30, 2004 and 19,608,036 at December 31, 2003	38,764	33,999
Accumulated deficit	(38,681)	(33,167)
Total shareholders’ equity	83	832
Total liabilities and shareholders’ equity	$47,530	$50,422

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In thousands, except for per share data

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net sales	$31,041	$33,457	$87,253	$101,856
Cost of sales	20,693	26,792	59,698	79,716
Gross profit	10,348	6,665	27,555	22,140

Operating expenses:
Selling, general and administrative	7,841	7,890	24,625	26,804
Research and development	1,716	1,675	5,520	5,581
Restructuring costs	—	578	—	1,280
Total operating expenses	9,557	10,143	30,145	33,665

Operating income (loss)	791	(3,478)	(2,590)	(11,525)

Other income (expense):
Interest income	1	17	12	33
Interest expense	(625)	(779)	(2,268)	(2,097)
Other	(769)	1,150	(657)	1,336
Total other income (expense)	(1,393)	388	(2,913)	(728)

Loss before income taxes and discontinued operations	(602)	(3,090)	(5,503)	(12,253)

Provision (benefit) for income taxes	1	(293)	11	(637)

Loss from continuing operations	(603)	(2,797)	(5,514)	(11,616)

Loss from discontinued operations, net of income tax expense of $0, $363, $0 and $796, respectively	—	(507)	—	(4,334)

Net loss	$(603)	$(3,304)	$(5,514)	$(15,950)

Basic and diluted net loss per share:

Net loss from continuing operations	$(0.03)	$(0.13)	$(0.26)	$(0.60)
Net loss from discontinued operations	—	(0.03)	—	(0.22)

Basic and diluted net loss per share	$(0.03)	$(0.16)	$(0.26)	$(0.82)

Shares used in computing basic and diluted net loss per share	22,482	20,891	21,425	19,555

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2004	2003
	(In thousands)
Operating activities
Net loss	$(5,514)	$(15,950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,374	6,064
Non-cash interest expense	88	—
(Gain) loss on asset dispositions	(225)	117
Deferred stock compensation	44	135
Loss on conversion of debt to equity	558	—
Deferred income taxes	—	85
Gain on settlement of liabilities of unconsolidated affiliate	—	(1,268)
Changes in operating assets and liabilities:
Accounts receivable	(963)	3,820
Inventories	2,680	15,358
Prepaid expenses and other current assets	(1,060)	399
Other assets	346	811
Accounts payable and accrued liabilities	4,309	405
Income taxes payable	(48)	—
Other long term liabilities	(30)	(54)
Net cash provided by operating activities	2,559	9,922

Investing activities
Purchases of property and equipment	(1,826)	(1,357)
Proceeds from sales of property and equipment	823	—
Net cash used in investing activities	(1,003)	(1,357)

Financing activities
Proceeds from sale of stock and stock options	—	3,619
Proceeds from long-term debt and warrants	—	17,500
Payments on long-term debt	(1,640)	(16,665)
Proceeds from new short-term borrowing	—	9,152
Payments on debt conversion costs	(50)	—
Net borrowings (payments) on short-term borrowings	(310)	(25,022)
Net proceeds from exercise of stock options	—	1
Net cash used in financing activities	(2,000)	(11,415)

Effect of exchange rate changes on cash	—	213

Net decrease in cash and cash equivalents	(444)	(2,637)

Cash and cash equivalents at beginning of period	757	3,062
Cash and cash equivalents at end of period	$313	$425

Supplemental schedule of noncash financing activities
Conversion of note payable and accrued interest to equity	$4,436	$—

Accrued interest converted to note payable	$912	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2004

(In thousands)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2003	19,608	$33,999	$(33,167)	$832
Offering costs related to February 2003 stock offering	—	(115)	—	(115)
Amortization of deferred stock compensation	—	44	—	44
Conversion of debt to equity	2,480	4,836	—	4,836
Exercise of stock options	17	—	—	—
Net loss	—	—	(5,514)	(5,514)
Balance at September 30, 2004	22,105	$38,764	$(38,681)	$83

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1.             Description of Business

We develop, manufacture and sell high-quality, affordable digital and analog audio mixers, speakers, amplifiers and other professional audio equipment on a worldwide basis. Our products are used by professional musicians, sound installation contractors and broadcast professionals in sound recordings, live presentations systems and installed sound systems. We have our primary operations in the United States with smaller operations in the United Kingdom, Canada, China and Japan.

2.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by LOUD Technologies Inc. (“LOUD” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial statements and include the accounts of the Company and its subsidiaries. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. In our opinion, all normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the three or nine-month periods ended September 30, 2004, are not necessarily indicative of future financial results.

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

We have elected to apply the disclosure-only provisions of FAS No. 123, Accounting for Stock-Based Compensation as amended by FAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FAS No. 123.

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

The following table summarizes relevant information as to the reported amounts under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS No. 123, as amended, had been applied:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net loss:
As reported	$(603)	$(3,304)	$(5,514)	$(15,950)
Add: Stock-based employee compensation included in reported net loss	—	—	—	67
Less: Stock-based employee compensation determined under fair-value based method	(220)	(304)	(623)	(937)
Pro forma	$(823)	$(3,608)	$(6,137)	$(16,820)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.16)	$(0.26)	$(0.82)
Pro forma	$(0.04)	$(0.17)	$(0.29)	$(0.86)

Concentration of Credit and Supply Risk

We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the U.S.  Where we are exposed to material credit risk, we generally require letters of credit, advance payments, or carry foreign credit insurance.  No individual country outside of the U.S. accounted for more than 10% of net sales from continuing operations in any of the periods presented.  Sales to U.S. customers are generally on open credit terms.  In the U.S., we primarily sell our products through third-party resellers and experience individually significant annual sales volumes with major resellers.  For the three month periods ended September 30, 2004 and 2003, we had sales to one customer of $4.5 million and $4.4 million, or 14.5% and 13.1%, respectively of consolidated net sales from continuing operations.  For the nine month periods ended September 30, 2004 and 2003, we had sales to the same customer of $10.6 million and $11.7 million, or 12.1% and 11.5%, respectively, of consolidated net sales from continuing operations.

Many of our products are currently being manufactured exclusively by contract manufacturers on our behalf.  During the three and nine month periods ended September 30, 2004, net sales of products manufactured by one manufacturer were $10.1 million and $24.7 million, or 32.6% and 28.3%, respectively, of consolidated net sales, net sales from another manufacturer were $5.6 million and $9.5 million, or 18.1% and 10.9%, respectively, of consolidated net sales, and net sales from yet another manufacturer were $2.9 million and $9.0 million, or 9.4% and 10.3%, respectively, of consolidated net sales.

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

Concurrent with the sale, Mackie Italy was placed into a Concordato Preventivo, an Italian form of court-supervised liquidation (the “Concordato”).  Knight Italia has made an irrevocable offer to the court to lease or purchase the former Mackie Italy factory in Reggio Emilia, Italy, the RCF brand name and significant other Italian-based assets.  In December 2003, the Company fulfilled its obligation under the Concordato filing to purchase approximately $620,000 of finished inventory.  The Concordato filing is subject to approval by an Italian court.  In the event the court denies the Concordato, Italian law may permit actions to be taken against the Company including the demand of a refund of any payments made by Mackie Italy to the

Company in the prior two years. We believe this possibility to be remote.

The Company, its subsidiaries, the Company’s directors or officers, or any associates of its directors or officers do not have any material relationship with Knight Italia, other than Knight Italia being a supplier of components and equipment.

The disposition of these operations is accounted for as a discontinued operation.  At September 30, 2004 and December 31, 2003, we do not show any assets or liabilities of this entity on our consolidated balance sheet.  We have reclassified and condensed the results of discontinued operations on our consolidated statements of operations for three and nine months ended September 30, 2003.  Cash flows from these operations are included in our consolidated statements of cash flows for the nine months ended September 30, 2003.  Summarized operating results of the discontinued operations for the three and nine months ended September 30, 2003 are as follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(in thousands)
Revenues	$7,000	$22,549
Gross profit	2,470	4,440
Operating income (loss)	176	(2,597)
Loss before income taxes	(144)	(3,538)
Income tax expense	363	796
Loss from discontinued operations	(507)	(4,334)

Interest was allocated to discontinued operations based on actual debt held by Mackie Italy.

At September 30, 2004 our payable to Mackie Italy was $8.6 million.  Payments totaling $0.6 million were made in April and June of 2004 and another payment of $0.5 million was made in October 2004.  The timing of future payments relating to this payable is currently under negotiation.

4.             Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2004 and 2003. Stock options to purchase 3,680,000 and 3,661,000 shares in 2004 and 2003, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive. The warrants to purchase 1.2 million shares of common stock issued in connection with the debt to Sun Mackie LLC, an affiliate of Sun Capital Partners Inc., a private investment firm, (see Note 8) and 66,666 vested stock options at an exercise price of $0.01 are considered outstanding common shares and are included in the denominator for computation of basic and diluted net loss per share.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(603)	$(2,797)	$(5,514)	$(11,616)
Net loss from discontinued operations	—	(507)	—	(4,334)
Numerator for basic and diluted net loss per share	$(603)	$(3,304)	$(5,514)	$(15,950)

Denominator:
Weighted average shares outstanding	21,215	20,891	20,152	19,555
Dilutive potential common shares from outstanding stock option and warrants	1,267	—	1,273	—
Denominator for basic and diluted net loss per share – weighted average shares	22,482	20,891	21,425	19,555

Basic and diluted net loss per share:
Continuing operations	$(0.03)	$(0.13)	$(0.26)	$(0.60)
Discontinued operations	—	(0.03)	—	$(0.22)
Basic and diluted net loss per share	$(0.03)	$(0.16)	$(0.26)	$(0.82)

5.             Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
	(in thousands)

Raw materials	$3,699	$4,383
Work in process	700	543
Finished goods	11,851	14,004
	$16,250	$18,930

6.             Intangible Assets

Intangible assets consist of the following:

	September 30, 2004	December 31, 2003
	(in thousands)

Developed technology	$5,200	$5,200
Trademark	1,380	1,380
Covenant not to compete	285	285
	6,865	6,865)
Less accumulated amortization	(1,631)	(1,313)
	$5,234	$5,552

7.             Restructuring costs

During 2003, management approved and implemented a restructuring plan in order to adjust operations.  The major action of the restructuring plan involved the reduction of workforce from the closure of certain manufacturing facilities. We incurred $1.6 million in restructuring expenses, of which $0.6 million and $1.3 million relate to the three and nine months ended September 30, 2003, respectively, primarily representing employee severance and related costs for approximately 210 displaced employees.  The restructuring accrual is summarized as follows:

Restructuring Accrual at December 31, 2003	Amount Paid	Restructuring Accrual at September 30, 2004

$304,000	$(243,000)	$61,000

We expect to pay the remaining liability by December 31, 2004.

8.             Financing

In April, August and October 2004, we executed various Loan Amendment and Waiver agreements on our line of credit, U.S. term loan and U.S. subordinated note payable, waiving penalties for prior noncompliance, amending the financial covenants and adjusting pricing and borrowing availability.  Management believes the Company will remain in compliance with the new covenants through December 31, 2004.

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

(a)           Short-term borrowings

At September 30, 2004, we had a revolving line of credit to borrow up to $25.0 million limited to a percentage of eligible collateral, which expires March 31, 2006.  Interest is due monthly and is based on the bank’s prime rate or LIBOR plus a specified margin.  At September 30, 2004, the average interest rate was 5.25%.  This revolving line of credit is secured by substantially all U.S. assets and accounts receivable of our U.K. subsidiary.  At September 30, 2004, we had an outstanding balance on our line of credit of $7.6 million and had the ability to borrow an additional $5.4 million.

(b)           Long-term debt

At September 30, 2004 and December 31, 2003, our long-term debt consisted of the following:

	September 30, 2004	December 31, 2003
	(in thousands)

U.S. term loans	$610	$2,250
U.S. subordinated note payable	11,322	11,000
Note payable to related party (face value $4.0 million)	—	3,512
	11,932	16,762
Less: current portion	(300)	(500)
Long-term portion of debt	$11,632	$16,262

U.S. term loan

Our U.S. term loan was amended in August 2004 to reduce the monthly payments from $42,000 to $25,000, until paid in full.  In the first half of 2004, in addition to our monthly payments, we paid $1.3 million on this loan from sales of equipment secured by the loan due to our closure of manufacturing facilities in Woodinville, Washington.  This loan and the line of credit held by the same financial institution, are both secured by substantially all of the assets of the Company, and are both senior to other long-term debt.  The term loan bears interest at the bank’s prime rate plus a specified margin.  This rate was 5.50% at September 30, 2004.

U.S. subordinated note payable

The U.S. subordinated note payable accrues interest at 10% per annum.  Minimum interest payments are made monthly at 8%, with the remaining 2% paid if certain available cash flows are met; otherwise, the 2% is added back to principal.  During the nine month period ended September 30, 2004, we added $322,000 to the principal balance of this note for these cumulative interest amounts.  Principal payments on this note begin in May 2005, and will be based on our 2004 earnings before interest, taxes, depreciation and amortization, less cash taxes paid, certain capital expenditures and certain debt repayments (adjusted EBITDA).  If the 2004 adjusted EBITDA is positive, we would make payments during the twelve months beginning May 2005 of 50% of adjusted EBITDA up to $1.7 million; no payments would be made if adjusted EBITDA and line of credit availability amounts fail to meet a certain threshold.  The principal is due in May 2006.

Note payable to related party

In March 2003, our primary shareholder, Sun Mackie LLC (“Sun Mackie”) provided $4.0 million for a note payable and warrants to purchase 1.2 million shares of common stock at $0.01 per share.  We valued the warrants issued in this transaction at $0.6 million and the note payable at $3.4 million.  We had been increasing the value of the loan to its face value of $4.0 million over its 4-year life through additional non-cash interest expense.  Interest accrued at 15% of the face value, payable annually on June 30 if a specified adjusted EBITDA of the prior year is achieved. As this threshold was not met, at March 31, 2004, the accrued interest of $0.6 million was added to the principal balance.

In August 2004, we executed an Exchange Agreement whereby we exchanged our entire debt to Sun Mackie for 2,480,155 shares of common stock valued at $1.95 per share.  In August 2004, we recognized a loss on early extinguishment of debt with this transaction of $588,000 representing the difference in the carrying value of the debt and the fair value of the common stock issued.

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

The warranty liability is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Balance, beginning of period	$978	$1,503	$1,081	$1,525
Charged to cost of sales	585	675	1,908	2,407
Applied to liability	(585)	(718)	(2,011)	(2,472)
Balance, end of period	$978	$1,460	$978	$1,460

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

11.          Reclassifications

Certain reclassifications have been made to the 2003 balances to conform with the 2004 presentation.

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

The reorganization of our Company to migrate the majority of our production to outside manufacturing and reduce our manufacturing facilities in Italy and Washington State was executed to improve our cost structure, specifically product margins.  We have begun to recognize the benefits of this outsourcing in the form of lower product costs, as seen in our margin increase in the three months ended September 30, 2004 over 2003 from 19.9% to 33.3% and for the nine months ended September 30, 2004 over 2003 from 21.7% to 31.6%.

Over the last twelve months, we have experienced higher demand for our products than the quantity of goods we have been able to obtain from our third party manufacturers, causing our backlog to increase substantially.  We anticipate substantial reductions to our backlog of orders during the next few months as our manufacturers have increased their production capacities to meet this demand.  Due to these production increases and continued demand for our products, we expect our revenues for fourth quarter 2004 to be higher than revenues in the third quarter 2004.  Additionally, we will be recognizing higher margins in the fourth quarter 2004 from the sale of these products, primarily due to realizing reductions in product costs from our manufacturers.

Critical Accounting Policies and Judgments

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We believe there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2004 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2003.

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

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$31,041	$33,457	$87,253	$101,856
Gross profit	10,348	6,665	27,555	22,140

Selling, general and administrative	7,841	7,890	24,625	26,804
Research and development	1,716	1,675	5,520	5,581
Restructuring costs	—	578	—	1,280
Total operating expenses	9,557	10,143	30,145	33,665

Other income (expense)	(1,393)	388	(2,913)	(728)
Provision (benefit) for income taxes	1	(293)	11	(637)
Loss from continuing operations	(603)	(2,797)	(5,514)	(11,616)
Loss from discontinued operations	—	(507)	—	(4,334)
Net loss	(603)	(3,304)	(5,514)	(15,950)

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

Net Sales

Net sales from continuing operations decreased by 7.2% to $31.0 million during the three months ended September 30, 2004 from $33.5 million in the comparable period in 2003.  The primary reason for the drop in revenues was the closure of unprofitable operations in France and Germany in 2003, which resulted in a $3.0 million reduction in revenues between comparable periods.

We anticipate revenues will increase over the next few quarters as we introduce and ship new products.  These new products will include introductions of more affordable product lines, entrance into the desktop recording line and feature-rich additions to our core analog mixer product lines. Orders placed but not shipped at the end of this quarter were significantly higher than at September 30, 2003.  The bulk of these orders are for current out of stock products to be filled over the next two quarters.

Gross Profit

Gross profit increased to $10.3 million, or 33.3% of net sales, in the three months ended September 30, 2004 from $6.7 million, or 20.0% of net sales, in the three months ended September 30, 2003.   The improvement in gross profit is due primarily to reduced product costs due to offshore manufacturing, and charges taken in the third quarter of 2003 related to the write-down of excess and obsolete inventory of approximately $1.4 million.

As our contract manufacturers reduce prices due to efficiencies in production of our products, we anticipate seeing continued improvements to gross profit throughout the remainder of 2004 and into the first half of 2005.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $0.1 million, or 0.6%, to $7.8 million in the three months ended September 30, 2004 from $7.9 million in the comparable period in 2003. Reductions to these expenses were primarily caused by costs related to employee layoffs or attrition in 2003, lower professional fees, depreciation and other equipment costs in 2004 offset by an increase to our advertising and marketing costs in 2004.

Research and Development

Research and development expenses were $1.7 million for each of the three month periods ended September 30, 2004 and 2003.  We expect to continue to outsource development of certain new products, which could cause these expenses to be higher in some quarters than others, depending on when these activities occur.   We also expect to continue to invest in new products and improvements to existing products, which will increase R&D costs.

Restructuring Costs

We incurred $578,000 in restructuring expenses during the third quarter in 2003.  These costs primarily represented employee severance and related costs for displaced employees associated with the closing of our manufacturing facility in Woodinville, Washington, after production of goods had terminated.

Other Income (Expense)

Net other expense was $1.4 million for the three months ended September 30, 2004 as compared to $0.4 million of net other income in the three months ended September 30, 2003, an increase of $1.8 million.  This increase was primarily caused by a loss of $0.6 million on the conversion of Sun Mackie debt to equity in 2004 and a gain of $1.3 million recorded in 2003 relating to forgiveness of liabilities relating to the bankruptcy of our Belgium subsidiary, Mackie Designs Engineering Services B.V.B.A.  Additionally, interest expense for the 2004 quarter was $0.6 million, a decrease of $0.2 million from the 2003 quarter due to the conversion of Sun Mackie debt to equity in August 2004.

Income Taxes

Income tax expense for the third quarter of 2004 was $1,000 compared to a benefit of $293,000 for the comparable period in 2003. Tax expense primarily relates to our non-U.S. subsidiaries. No tax benefit is recognized in connection with our tax losses as recognition of such benefit depends on future profits, which are not assured. We calculate the current tax rate based upon our estimate of the tax rate to be achieved for the full year.  The tax benefit in 2003 primarily relates to refunds received in excess of expected refunds previously recorded with the primary refund caused by the carry back of the 2002 NOL to prior years.

Discontinued Operations

Discontinued operations relates to our former subsidiary, Mackie Italy, which was sold in December 2003.  We incurred a loss on discontinued operations of $0.5 million during the three months ended September 30, 2003.  During this period, the loss consisted of  $0.2 million income from operations offset by $0.3 million net other expense and $0.4 million in tax expense.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

Net Sales

Net sales from continuing operations decreased by 14.3% to $87.3 million during the nine months ended September 30, 2004 from $101.9 million in the comparable period in 2003.  The primary reasons for the reduction in revenues are the closure of unprofitable operations in France and Germany in 2003, the discontinuation of low margin products, and our being out of stock of certain products, although we are starting to see production volumes increase to meet customer demand.  These product shortages were due primarily to the migration of certain product manufacturing from Woodinville, Washington and our former Italian subsidiary to contract manufacturers.

Gross Profit

Gross profit increased to $27.6 million, or 31.6% of net sales, in the nine months ended September 30, 2004 from $22.1 million, or 21.7% of net sales, in the nine months ended September 30, 2003.  The improvement in gross profit is due primarily to reduced product costs due to offshore manufacturing and charges taken in the nine months ended September 30, 2003, related to the write-down of excess and obsolete inventory of approximately $4.7 million.

As our contract manufacturers reduce prices due to efficiencies in production of our products, we anticipate seeing continued improvements to gross profit throughout the remainder of 2004 and into the first half of 2005.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $2.2 million, or 8.1%, to $24.6 million in the nine months ended September 30, 2004 from $26.8 million in the comparable period in 2003. The decline in these expenses is primarily due to reductions in the number of employees through layoffs or attrition during 2003.  Additionally, included in selling costs are commissions paid to third parties, which were lower due to lower revenues during the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003.  Expenses in the first quarter of 2003 included certain one-time items related to the equity investment by Sun Mackie, LLC including run-off policies for directors’ and officers’ liability insurance totaling approximately $500,000.

Research and Development

Research and development expenses decreased by $0.1 million, or 1.1%, to $5.5 million in the nine months ended September 30, 2004 from $5.6 million in the nine months ended September 30, 2003. This decrease relates primarily to headcount reductions made during 2003 and the closure of a research facility we had in Belgium during the first nine months of 2003 offset by outsourcing certain development products to third parties.  We expect to continue to outsource development of certain new products, which could cause these expenses to be higher in some quarters than others, depending on when these activities occur.   We also expect to continue to invest in new products and improvements to existing products, which will increase R&D costs.

Restructuring Costs

During 2003, we incurred $1.6 million in restructuring expenses, of which $1.3 million related to the nine months ended September 30, 2003, primarily representing employee severance and related costs for displaced employees associated with the closing of our manufacturing facility in Woodinville, Washington, after production of goods had terminated.

Other Income (Expense)

Net other expense was $2.9 million for the nine months ended September 30, 2004 as compared to net other expense of $0.7 million for the nine months ended September 30, 2003, an increase of $2.2 million or 300.1%. This increase was primarily caused by a loss of $0.6 million on the conversion of Sun Mackie debt to equity recorded in 2004, a gain of $1.3 million recorded in 2003 relating to forgiveness of liabilities relating to the bankruptcy of our Belgium subsidiary, Mackie Designs Engineering Services B.V.B.A. and increases in the nine months ended September 30, 2004 over the comparable period in 2003 of $0.3 million to foreign exchange loss and $0.2 million to interest expense.

Income Taxes

Income tax expense for the first nine months of 2004 was $11,000 compared to a benefit of $637,000 for the comparable period in 2003. Tax expense primarily relates to our non-U.S. subsidiaries. No tax benefit is recognized in connection with our tax losses as recognition of such benefit depends on future profits, which are not assured. We calculate the current tax rate based upon our estimate of the tax rate to be achieved for the full year.  The tax benefit in 2003 primarily relates to refunds received in excess of expected refunds previously recorded with the primary refund caused by the carry back of the 2002 NOL to prior years.

Discontinued Operations

Discontinued operations relates to our former subsidiary, Mackie Designs Italy, which was sold in December 2003.  We incurred a loss on discontinued operations of $4.3 million during the nine months ended September 30, 2003.  During this period, the loss consisted of a $2.6 million loss from operations, $0.9 million net other expense and $0.8 million in tax expense.

Liquidity and Capital Resources

On August 3, 2004, we entered into an Exchange Agreement, whereby Sun Mackie converted its subordinated debt and interest totaling $4.4 million into 2,480,155 shares of common stock.  This transaction will reduce our interest expenses by approximately $0.2 million per quarter.

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

In April, August and October 2004, we executed various Loan Amendment and Waiver agreements on our line of credit, U.S. term loan and U.S. subordinated note payable, waiving penalties for prior noncompliance, amending the financial covenants and adjusting pricing and borrowing availability.  Management believes the Company will remain in compliance with the new covenants through December 31, 2004.

As of September 30, 2004, we had cash and cash equivalents of $313,000 and total current portion of long-term debt and short-term borrowings of $7.9 million.  We had excess availability on our line of credit of $5.4 million at September 30, 2004.

Net Cash from Operating Activities

Cash provided by operating activities was $2.6 million in the nine months ended September 30, 2004 and $9.9 million for the comparable period in 2003. Net cash provided by operating activities in the first nine months of 2004 was primarily attributable to a decrease in inventories of $2.7 million, a decrease in other assets of $0.3 million and an increase to accounts payable and accrued liabilities of $4.3 million offset by an increase in accounts receivable of $1.0 million and an increase to prepaid expenses and other current assets of $1.1 million. In the first nine months of 2003, cash provided by operating activities was primarily attributable to a decrease in inventories of $15.4 million, a decrease in accounts receivable of $3.8 million and a decrease to prepaid expenses and other assets of $1.2 million.  During the next twelve months, we anticipate growing our inventory levels and accounts receivable as revenues and product availability increase. These working capital needs will be partially offset by increases to accounts payable and increased borrowings on our line of credit.

Net Cash Used in Investing Activities

Cash used in investing activities was $1.0 million for the first nine months of 2004 and $1.4 million for the first nine months of 2003. The cash flows used in investing activities in 2004 consisted primarily of purchases of capital expenditures for tooling used in manufacturing by our contract manufacturers offset by proceeds from the sale of manufacturing equipment.  Cash used in investing activities in the first nine months of 2003 primarily consisted of purchases of manufacturing equipment and office equipment.

Net Cash Used in Financing Activities

Cash used in financing activities was $2.0 million during the first nine months of 2004 and $11.4 million during the first nine months of 2003.  Financing activities during the nine months ended September 30, 2004 relate primarily to payments on our term loan of $1.6 million and net payments on our line of credit of $0.3 million.  Financing activities in the first nine months of 2003 included $3.5 million in net proceeds from the sale of stock to Sun Mackie LLC, an affiliate of Sun Capital Partners, Inc., a private investment firm, $17.5 million of borrowings on new term loans and notes payable, offset by $16.7 million in repayments of debt and $15.9 million in net repayments on lines of credit and short-term borrowings.

Payments and Proceeds from Long-term Debt, Line of Credit and Other Short-term Borrowings

In addition to its equity investment, Sun Mackie provided $4.0 million in debt financing in March 2003.  Interest accrued at an annual rate of 15%.  In addition to the loan from Sun Mackie, we issued warrants to purchase an additional 1.2 million common shares at an exercise price of $0.01 per share. On August 3, 2004, we entered into an Exchange Agreement, whereby Sun Mackie converted its debt and interest totaling $4.4 million into 2,480,155 shares of common stock.

In connection with the March 2003 agreement with Sun Mackie LLC, we refinanced all of our debt obligations, paying down a net of $4.3 million.  We entered into a $2.5 million term loan and a line of credit providing up to $25.0 million with a new U.S. lender.  Availability under this line of credit is limited to eligible collateral; initial funding was $11.6 million. Principal payments on the term loan are due in equal monthly payments over five years, beginning in July 2003, with a balloon payment due at termination in March 2006. Interest is due monthly calculated at the bank’s prime rate plus 0.75% or Eurodollar Rate plus 3.5%. Both the revolving line of credit and term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangible assets and patents. Additionally, a portion of the revolving line of credit is provided in the U.K. and is secured by accounts receivable of LOUD Technologies (Europe) Plc.

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

Our continued liquidity is dependent upon the following key factors:

Ability to stay in compliance with debt covenants

We have entered into amendments to our line of credit and term loans in April, August and October of 2004, which have revised debt covenants.  The key financial covenants are achievement of certain EBITDA targets for the term of the agreement or, during the period until December 31, 2004, maintenance of a 60-day average of $2.5 million in excess borrowing availability.  The average excess borrowing availability at September 30, 2004, for this measurement was $6.0 million. Additionally we are required to maintain $0.5 million availability at all times.

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

Commitments

At September 30, 2004, we had the following material contractual commitments related to operating leases for equipment facilities and material obligations related to short-term and long-term debt arrangements, excluding our line of credit of $7.6 million:

	Payments due by period
	Total	Less than 1 year	1-3 years
	(in thousands)

Operating Leases	$4,553	$2,118	$2,435
Short-term and Long-term Debt	11,932	300	11,632
Total	$16,485	$2,418	$14,067

In August 2004, we executed a Loan Amendment on our line of credit that reduced the monthly payment due on our term loan from $42,000 to $25,000, which reduced the short-term portion of our debt to $300,000.

We believe we have adequate resources to meet our obligations as they come due through December 31, 2004.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however, we did not have any derivative financial instruments as of September 30, 2004.

At September 30, 2004, we had a variable rate line of credit with an outstanding balance of $7.6 million. As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the quarter ended September 30, 2004, an increase in the average interest rate of 10%, i.e. from 5.08% to 5.58%, would have resulted in an approximately $10,000 increase in net loss before income taxes and discontinued operations.  The fair value of such debt approximates the carrying amount on the consolidated balance sheet at September 30, 2004.

Our non-U.S. subsidiaries have functional currencies of the U.S. Dollar and consequently we translate non-monetary assets and liabilities at historical rates and remeasure monetary assets and liabilities at exchange rates in effect at the balance sheet date. These subsidiaries are located in Western Europe and the U.K. income and expense items are translated at the average exchange rates prevailing during the period. A 10% decrease in the value of the U.S. Dollar compared to the local currencies of our non U.S. subsidiaries, throughout the quarter ended September 30, 2004, would have resulted in an approximately $5,000 increase to the net loss before income taxes.

Item 4.    Controls and Procedures

At September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be known to them, particularly during the period in which this report was being prepared.

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is involved in various legal proceedings and claims that arise in the ordinary course of business.  The outcome of any such matters is currently not determinable.  Although the Company currently does not expect that such legal proceedings and claims will have a material adverse effect on the Company’s consolidated financial position or results of operations, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Index

Exhibit Number	Document Description

10.5.2

Amendment No. 3 and Waiver to Loan and Security Agreement, dated August 3, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders.

10.5.3

Amendment No. 4 and Waiver to Loan and Security Agreement, dated October 25, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders.

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

LOUD Technologies Inc.
(Registrant)

Dated: November 12, 2004	By:	/s/ James T. Engen
James T. Engen
President, Chief Executive Officer and Director

Dated: November 12, 2004	By:	/s/ Timothy P. O’Neil
Timothy P. O’Neil
Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)