Form 10-K
period 2004-12-31
LOUD TECHNOLOGIES INC
filed 2005-03-31
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

On June 30, 2004, 19,624,703 shares of common stock were outstanding, and the aggregate market value of those shares (based upon the closing price as reported by OTCBB) held by non-affiliates was approximately $11,776,000.

On March 31, 2005, 22,568,396 shares of common stock were outstanding.

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders have been incorporated by reference into Part III of the Annual Report on Form 10-K.

LOUD TECHNOLOGIES INC.

FORM 10-K

For the Year Ended December 31, 2004

INDEX
Part I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Securities Holders

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6.	Selected Consolidated Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Item 8.	Consolidated Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Part III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits, Financial Statement Schedules

Signatures

PART I

Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2004 contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Such forward-looking statements include among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar expressions. Actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include but are not limited to the risks discussed in the “Risk Factors” section. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Item 1. Business

Introduction

LOUD Technologies Inc., a Washington corporation incorporated on November 16, 1988 under the name Mackie Designs Inc.; engineers, manufactures and markets professional audio reproduction and recording equipment and software under the brand names Mackie, TAPCO, SIA, EAW and EAW Commercial. We changed our name to LOUD Technologies Inc. on September 15, 2003.

Our primary products include analog mixers, sound reinforcement speakers, professional loudspeaker systems, installed paging and music distribution systems, preamplifiers, power amplifiers, digital audio workstations (DAW) and A/V software control surfaces, digital mixers, i/o devices and acoustic test and measurement software. These products are used in a variety of applications, including home and commercial recording studios, live performances and fixed installations of all sizes.

On February 21, 2003, we finalized an agreement with Sun Mackie, an affiliate of Sun Capital Partners, Inc., a private investment firm, whereby Sun Mackie, purchased approximately 14.4 million shares of our common stock for $10.0 million. Sun Mackie acquired approximately 7.4 million of these shares from certain selling shareholders. It acquired approximately 7.0 million newly issued shares directly from the Company for approximately $6.3 million. Net proceeds after transaction related costs were approximately $3.6 million. In March 2003, Sun Mackie provided $4.0 million for a note payable and warrants to purchase 1.2 million shares of common stock at $0.01 per share. In August 2004, we executed an Exchange Agreement whereby we exchanged our entire debt to Sun Mackie for 2,480,155 shares of common stock valued at $1.95 per share. At December 31, 2004, 16,850,635 shares, representing 76.1% of our outstanding common stock, was owned by affiliates of Sun Capital.

On March 31, 2003, we finalized a new Loan and Security Agreement that provides for a revolving line of credit of up to $26.0 million and a term loan of $2.5 million with a new lender. We executed Loan Amendment and Waiver Agreements in April, August and October 2004, which eased our financial covenants and reduced the gross amount of the line from $26.0 million to $25.0 million. In addition, on March 31, 2003, we finalized a three-year subordinated loan of $11.0 million with our former principal U.S. lender.

On March 4, 2005, we acquired 100% of the shares of St. Louis Music, Inc. (SLM), a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products for cash and 396,792 shares of common stock totaling $38.4 million plus estimated transaction costs of approximately $1.5 million for a total purchase price of approximately $39.9 million. We and Sun Capital Partners III QP, LP, an affiliate of Sun Capital Partners, provided a guaranty of the payment of certain post-closing cash consideration to the shareholders of St. Louis Music (SLM). In addition,

Sun Capital Partners III QP, LP has guaranteed a $40 million revolving short-term demand credit facility provided to SLM Merger Corp., an indirect wholly owned subsidiary formed for this acquisition, to finance the acquisition of SLM and for future working capital. Additional information regarding this transaction can be found in our Current Report on Form 8-K dated March 7, 2005 which is incorporated by this reference.

SLM was a family owned, 82 year old, manufacturer, distributor and importer of branded musical instruments, accessories and equipment. SLM is headquartered in St. Louis, MO with a manufacturing location in Yellville, AR. SLM had 306 employees at December 31, 2004. SLM’s products include: Crate Amplifiers (mid-to high-end lead, bass, acoustic and keyboard amplifiers made in Asia and U.S.); Ampeg Amplifiers (professional grade bass amplifiers); SLM Marketplace (division which sells proprietary and competitive accessory products); Alvarez Guitars (mid-to high-end acoustic guitars with the Alvarez and Alvarez-Yairi lines); Knilling Instruments (orchestral string instruments including violins, violas and cellos); and Crate Audio (low-end sound equipment).

Unless specifically referenced, the information included in this Annual Report on Form 10-K does not include St. Louis Music.

“MACKIE,” the running man figure, “TAPCO,” “EAW,” “SIA,” and “EAW Commercial,” are registered trademarks or common law trademarks of LOUD Technologies Inc. To the extent our trademarks are unregistered, we are unaware of any conflicts with trademarks owned by third parties. This document also contains names and marks of other companies.

Our website address is www.loudtechinc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Marketing

Innovative marketing is the hallmark of each LOUD Technologies brand. As a result, each brand holds an enviable, unique position in its respective marketplace. All brands are supported by a dedicated, in-house marketing and design team that handles all media planning/buying, print literature and advertising design, web design, public relations, product documentation, product training, as well as end-user and dealer trade shows and special events.          In 2004, we successfully launched the EAW Commercial line of commercial and industrial products, solidified positioning for the TAPCO brand, increased the impact of Mackie-branded products at the retail level through in-field training events and seminars and expanded dealer co-op marketing activities, and further positioned EAW as a technological leader through the launch of category-creating new products. We also added dimension to our marketing efforts by focusing a greater share of resources on direct-to-customer communications, video-based product tutorials, as well as the creation of a team of product experts who conduct sales channel, dealer and end-user product training and application-specific clinics worldwide. We also added to, and refocused, our public relations and artist relations team to put more products in the hands of influential end users and reviewers.

Our Brands

Mackie

Our primary retail brand, Mackie consistently delivers an outstanding combination of features and performance for the price. Although the brand was founded in the compact mixer market segment, it now encompasses a full range of pro-audio products – from digital and analog mixers, to active and passive loudspeakers and cutting-edge recording software.

EAW

Our high-end sound reinforcement brand, EAW delivers the ultimate in performance, regardless of price. EAW loudspeakers are found in the most prestigious performance venues, and highest-profile concert tours, worldwide.

SIA

SIA delivers a suite of measurement, analysis and system alignment tools for the pro audio, acoustical consulting, engineering and performing arts communities.

TAPCO

Our entry-level retail brand, TAPCO delivers different products, and Mackie-inspired quality, for entry-level musicians who don’t want to sacrifice quality for price. The brand includes studio monitors, amplifiers and mixers.

EAW Commercial

EAW Commercial is our commercial and industrial brand. EAW Commercial sets a new standard in commercial audio by leveraging the acoustical expertise of EAW to bring both cutting-edge, as well as better-than-expected staple products, to the commercial and industrial market.

Distribution and Sales

Sales to customers in the U.S. represent 58%, 63% and 62% of total net sales in 2004, 2003 and 2002 respectively. In the U.S., we use a network of independent representatives to sell to over 1,500 retail dealers and 500 installed sound contractors, some of which have several outlets. Our products are sold in musical instrument stores, pro audio outlets and several mail order outlets. Sales to our top 10 U.S. dealers represented approximately 36%, 36% and 33% of net sales made to U.S. customers in 2004, 2003 and 2002, respectively. One dealer accounted for approximately 20%, 19% and 22% of U.S. net sales in 2004, 2003 and 2002, respectively. No other dealer accounted for more than 10% of sales made to U.S. customers in this period.

Internationally, our products are offered direct to dealers in the United Kingdom, France, Germany, Belgium, Netherlands and Luxembourg primarily through our subsidiary in the United Kingdom. We also sell direct to dealers in Japan. Our products are also distributed through local distributors in countries where we do not have direct operations. No single international distributor accounted for more than 10% of international net sales in this period.

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

Product support specialists are located in Woodinville, Washington and Whitinsville, Massachusetts to provide direct technical service and support. Technical support through a toll-free number is provided during scheduled business hours, and via the website after business hours. Service and repairs on our speaker products sold in the U.S. are performed at our Whitinsville site. Service and repairs on our electronic products sold in the U.S. are performed at approximately 100 authorized service centers located throughout the U.S. Internationally, our subsidiary in the United Kingdom, as well as our independent distributors, are utilized to provide product support and are also responsible for warranty repairs for products sold into their markets. Additionally, certain products returned to stock are processed through a contract repair facility in Shanghai, China.

Research and Development

We pride ourselves in employing the top engineering and product design talent in the pro-audio industry. Research and development teams are located in Woodinville, Washington; Whitinsville, Massachusetts; and Victoria, B.C., Canada. We also utilize third-party engineering service groups to supplement our in-house personnel. Research and development investment was approximately $7.8 million, $7.7 million, and $10.3 million in 2004, 2003 and 2002, respectively.

Competition

The professional audio industry is fragmented and highly competitive. There are many manufacturers, large and small, domestic and international, which offer audio products that vary widely in price and quality and are distributed through a variety of channels. We compete primarily on the basis of product quality and reliability, price, ease of use, brand name recognition and reputation, ability to meet customers’ changing requirements and customer service and support. We compete with a number of professional audio manufacturers, several of whom have significantly greater development, sales and financial resources. Our major competitors are subsidiaries of Harman International Industries, Inc.; Allen & Heath; Yamaha Corporation; Behringer; Avid Corporation; TOA Corporation; Philips Electronics Corporation; Peavey Electronics Corporation; Teac America, Inc. (Tascam); SoundTracs PLC; Genelec, Inc.; Renkus-Heinz; Electro-Voice; Bose Corporation and Meyer Sound Laboratories.

Proprietary Technologies

We have a strong interest in protecting the intellectual property assets that reflect original research, creative development and product development. As such, we have sought protection through patents, copyrights, trademarks and trade secrets and have applied and filed for various design and utility patents, both domestically and internationally. We have actively used certain trademarks, and have applied for and registered specific trademarks in the U.S. and in foreign countries. While the registration of trademarks provides us with certain legal rights, there can be no assurance that any such registration will successfully prevent others from infringing upon these trademarks.

Manufacturing

In 2004, we continued to streamline our manufacturing operations to focus on our core competency of building loudspeaker systems and completed the transition of a majority of our products to third party manufacturers, primarily in Asia. We continued to operate our Whitinsville, Massachusetts manufacturing facility which focuses primarily on large custom speaker products. Additionally, we have hired a team in China who manages the quality and productivity of our Asian contract manufacturers.

Employees

At December 31, 2004, we had 408 full-time equivalent employees, including 122 in marketing, sales and customer support; 63 in research and development; 182 in manufacturing, manufacturing support and manufacturing engineering; and 41 in administration and finance.

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

General Economic Conditions. If general economic conditions in the U.S. and throughout the world economy are adversely affected due to terrorist activity and armed conflict or other factors, we may experience material adverse impact on our revenues, operating results and financial condition. In the past, our operating losses have caused us to reevaluate our operating strategy and plan certain actions to reduce our cost of sales and operating expense in future periods. If we are required to take these actions in the future, they could result in special charges or adversely affect our long-term competitive position. Further, we may be unable to reduce the cost of sales and operating expenses at a rate and level consistent with such future adverse sales environment, which would have an adverse effect on our results of operations and financial condition.

Dependence on significant customers. Our relationships with our largest customers are critical to our sales performance. Failure to maintain those relationships would have a material adverse effect upon our results of operations and financial condition. Sales from continuing operations to one customer accounted for 12% of our consolidated net sales for each of the fiscal years ended December 31, 2004 and 2003. We anticipate that this customer will continue to account for a significant portion of our sales for the foreseeable future; however, it is not obligated to any long-term purchase of our products.

Liquidity. Under the terms of our U.S. credit agreements, we must maintain certain financial covenants and ratios and must maintain adequate levels of eligible collateral to support our borrowing level. The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. The covenants in these credit agreements may restrict our operations. If we are unable to generate adequate levels of sales and operating profit, our lenders could declare us to be in default of our obligations. If we are in default, there is no assurance that the lenders would grant waivers or agree to restructure our debt or that we would be able to attain other financing. If any of the debt is called, and we are unable to obtain alternate financing, we may have to continue to modify our operations, liquidate assets or take other measures to continue operations.

Our line of credit accrues interest based on variable short-term interest rates. Changes in the Prime rate or LIBOR would increase or decrease our interest expense.

We liquidated our investment in our Italian subsidiary during 2003, after placing the entity in an Italian form of court-supervised bankruptcy. As of December 31, 2004, we have recorded a payable to this entity for approximately $7.6 million. We are currently negotiating the repayment terms of this debt. If we are unable to negotiate reasonable long term payment schedules for this debt, and the trustee were to take action in the United States, requiring repayment of this debt, we could be placed in default of our U.S. credit facilities.

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

Variability in Quarterly Operating Results. Our operating results tend to vary from quarter to quarter. Revenue in each quarter is substantially dependent on orders received within that quarter as well as product availability. Conversely, our expenditures are based on investment plans and estimates of future revenues. We may, therefore, be unable to quickly reduce spending if revenues decline in a given quarter. As a result, operating results for such quarters would be adversely impaired. Results of operations for any one quarter is not necessarily indicative of results for any future period.

Other factors which may cause quarterly results to fluctuate include:

•                  increased competition in niche markets;

•                  timing of new product announcements;

•                  product releases and pricing changes by us or our competitors;

•                  market acceptance or delays in the introduction of new products;

•                  production constraints;

•                  the timing of significant orders;

•                  customers’ budgets; and

•                  foreign currency exchange rates.

It is likely in some quarters our operating results will be adversely affected by these factors.

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

Use of Third Party Distribution Centers. We store and ship the majority of our products from third party distribution centers in the U.S., Europe and Asia. These distribution centers may encounter personnel issues, business disruptions, information systems outages or other disruptions, which may not be remedied quickly, resulting in delays in shipments of our products. Failure to maintain adequate systems and internal controls at these facilities could result in customer shipments being delayed or otherwise improperly transacted, potentially resulting in lost revenue, products or customers.

Use of Contract Manufacturers. We have transitioned the manufacture of many of our products previously built in our Woodinville, Washington facility and former Italian subsidiary to third-party contract manufacturers located throughout the world, primarily in Asia. The transition from in-house manufacturing to third-party manufacturing creates additional risks including:

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

•                  delays or inability to source parts on reasonable payment terms; and

•                  concentration of production by certain key manufacturers.

Manufacturing in China. Our ability to import products from China at current tariff levels could be materially and adversely affected if the “normal trade relations” (“NTR”, formerly “most favored nation”) status the U.S. government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other “normal” trading partners. China’s NTR status, coupled with its membership in the World Trade Organization, could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China’s WTO membership or NTR status will not change.

International Operations.   We have significant net sales to customers outside the U.S. and believe that international sales will continue to represent a significant portion of our revenue. International sales may fluctuate due to various factors, including:

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

The European Community (“EC”) and European Free Trade Association have established certain electronic emission and product safety requirements (“CE”). We intend to receive CE certification for all products sold in the EC, however, there may be delays in obtaining such certifications. Failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe.

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

Item 2. Properties

We lease facilities in Woodinville, Washington totaling approximately 170,000 sq. ft. to house our corporate headquarters as well as a distribution center. The lease on 80,000 sq. ft. of space expires November 30, 2005. The lease on our 90,000 sq. ft. corporate headquarters and distribution center expires December 31, 2006. We lease a series of connected buildings in a manufacturing complex in Whitinsville, Massachusetts, totaling 220,285 sq. ft. This lease continues through April 2008. We lease additional facilities in the United States, Canada, Europe and Asia for our regional sales and support offices.

Item 3. Legal Proceedings

We are also involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is traded on the OTC Bulletin Board under the symbol LTEC.OB.  As of March 31, 2005, there were approximately 105 shareholders of record. The following table shows the high and low sales prices for our common stock for the periods indicated. These prices do not include retail markups, markdowns or commissions.

	Common Stock
	HIGH	LOW
Year Ended December 31, 2004:
Fourth Quarter	$2.20	$1.30
Third Quarter	$2.20	$1.70
Second Quarter	$2.55	$1.85
First Quarter	$2.70	$1.90

Year Ended December 31, 2003:
Fourth Quarter	$3.55	$1.80
Third Quarter	$2.50	$1.04
Second Quarter	$1.80	$0.57
First Quarter	$1.50	$0.75

On August 3, 2004 we entered into an Exchange Agreement, whereby our entire subordinated debt with Sun Mackie was converted into 2,480,155 shares of common stock valued at $1.95 per share.

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

Item 6.  Selected Consolidated Financial Data

The following selected Consolidated Statements of Operations data for each of the three years in the period ended December 31, 2004 and the Consolidated Balance Sheet data as of December 31, 2004 and 2003 are derived from our audited Consolidated Financial Statements included elsewhere herein. The selected Statements of Operations data for the two years in the period ended December 31, 2001 and the Balance Sheet data as of December 31, 2002, 2001 and 2000 were derived from our audited Financial Statements, as restated for discontinued operations, which are not included in this Form 10-K. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)

Consolidated Statements of Operations Data (a):

Net sales	$123,276	$130,766	$159,362	$171,967	$150,418
Gross profit	41,349	29,310	37,860	51,865	58,218
Operating expenses (b)	40,043	44,974	69,512	52,622	47,774
Net income (loss) from continuing operations	(2,291)	(15,412)	(30,050)	(3,159)	5,075
Net income (loss) from discontinued operations	—	(6,383)	(7,878)	(2,170)	1,151
Net income (loss)	(2,291)	(21,795)	(37,928)	(5,329)	6,226

Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.10)	$(0.79)	$(2.41)	$(0.25)	$0.42
Net income (loss) from discontinued operations	$0.00	$(0.32)	$(0.63)	$(0.18)	$0.09
Basic net income (loss) per share	$(0.10)	$(1.11)	$(3.04)	$(0.43)	$0.51

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.10)	$(0.79)	$(2.41)	$(0.25)	$0.40
Net income (loss) from discontinued operations	$0.00	$(0.32)	$(0.63)	$(0.18)	$0.09
Diluted net income (loss) per share	$(0.10)	$(1.11)	$(3.04)	$(0.43)	$0.49

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheets Data:
Working capital	$2,270	$2,582	$14,890	$23,366	$42,138
Total assets	$60,795	$50,422	$123,955	$153,964	$165,198
Long-term debt (c)	$11,612	$16,262	$20,266	$19,401	$29,970
Shareholders’ equity	$3,320	$832	$17,236	$52,810	$57,770

(a)          The consolidated statements of operations data for all prior years have been restated for discontinued operations.

(b)         Included in operating expenses for the year ended December 31, 2002, is a $15,829 non-cash charge relating to the impairment of goodwill and other long-lived assets.

(c)          Long-term debt excludes current portion.

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

On February 21, 2003, we finalized an agreement with Sun Mackie, an affiliate of Sun Capital Partners, Inc., a private investment firm, whereby Sun Mackie, purchased approximately 14.4 million shares of our common stock for $10.0 million.  Sun Mackie acquired approximately 7.4 million of these shares from certain selling shareholders.  It acquired approximately 7.0 million newly issued shares directly from the Company for approximately $6.3 million.  Net proceeds after transaction related costs were approximately $3.6 million.  In March 2003, Sun Mackie provided $4.0 million for a note payable and warrants to purchase 1.2 million shares of common stock at $0.01 per share.  In August 2004, we executed an Exchange Agreement whereby we exchanged our entire debt to Sun Mackie for 2,480,155 shares of common stock valued at $1.95 per share.  At December 31, 2004, 16,850,635 shares, representing 76.1% of our outstanding common stock, was owned by affiliates of Sun Capital.

On March 31, 2003, we finalized a new Loan and Security Agreement that provides for a revolving line of credit of up to $26.0 million and a term loan of $2.5 million with a new lender. We executed Loan Amendment and Waiver Agreements in April, August and October 2004, which eased our financial covenants and reduced the gross amount of the line from $26.0 million to $25.0 million.  In addition, on March 31, 2003, we finalized a three-year subordinated loan of $11.0 million with our former principal U.S. lender.

We have taken various actions to improve results of operations and ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. During the second half of 2003, we closed our manufacturing facility in Woodinville, Washington, and outsourced a majority of our products to offshore contract manufacturers.  This closure and other restructuring activities resulted in net reductions to our headcount of approximately 210, not including 358 people that were employed by our former Italian subsidiary, disposed of in December 2003. We have finalized the closure of certain international sales offices and centralized our international sales organization, the financial impact of which we do not anticipate being significant.

In December 2003, we sold all of the shares of our wholly owned Italian subsidiary, Mackie Designs (Italy) S.p.A. (“Mackie Italy”) and placed it into an Italian form of court-supervised liquidation.  Mackie Italy was a manufacturer of many of our speaker products, which were purchased by the Company for subsequent sale outside of Italy.  At the time of sale, the Company owed Mackie Italy approximately $9.2 million related to the purchase of goods in the normal course of business.  During 2004, we made payments to Mackie Italy of approximately $1.6 million, lowering our liability to $7.6 million at December 31, 2004.  Additionally, Mackie Italy has a payable to a separate wholly owned subsidiary of the Company for approximately $2.7 million, which was fully reserved at the date of sale in 2003.

In February 2005, we made a settlement offer to Mackie Italy to settle any net outstanding amounts owed in the amount of $4.7 million; this agreement is subject to creditor approval and is valid through May 31, 2005.  Under the proposal, we have issued a stand-by letter of credit to Mackie Italy for $1.0 million, payable upon their signed agreement, and have committed to make further payments of $1.5 million during the remainder of 2005 and $2.2 million during 2006.  If and when this proposal is accepted, we will recognize a gain on extinguishment of debt of approximately $2.9 million.

During 2004, we realized improvements in the efficiency, quality and volume of our product manufacturing at our third party contract manufacturers.  These improvements improved significantly in the latter part of 2004, allowing us to substantially reduce our product backlog in the fourth quarter.  This reduction in backlog was a significant factor in our revenues increasing from an average of $29.1 million in each of the first three quarters of 2004 to $36.0 million in the fourth quarter of 2004.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations following are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities.

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

Inventory Valuation.  Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Included in our inventories balance are demonstration products used by our sales representatives and marketing department including finished goods that have been shipped to customers for evaluation. Market value adjustments are recorded for excess and obsolete material, slow-moving product, service and demonstration products. We make judgments regarding the carrying value of our inventory based upon current market conditions. These conditions may change depending upon competitive product introductions, customer demand and other factors. If the market for our previously released products changes, we may be required to write down the cost of our inventory.

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

Goodwill and Other Intangible Assets.  We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. In accordance with SFAS No. 142, we no longer amortize goodwill and intangible assets with indefinite lives, but instead we measure these assets for impairment at least annually, or when events indicate that impairment exists. At December 31, 2004, we did not have any remaining goodwill or other intangibles with indefinite lives. We will continue to amortize intangible assets that have definite lives over their useful lives.

Revenue Recognition.  Revenues from sales of products, net of sales discounts, returns and allowances, are generally recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection of the resulting receivable is considered probable. Products are generally shipped “FOB shipping point” with no right of return. We do have some dealers who finance their purchases through finance companies.  We have a manufacturer’s repurchase agreement with the finance companies.  We defer the revenue and related cost of goods sold of these sales at the time of the sale. We then recognize the revenue and related cost of goods sold from these sales when the right of return no longer exists.  Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant. We generally warrant our products against defects in materials and workmanship for periods of between one and six years. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

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

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales

Our net sales from continuing operations in 2004 were $123.3 million compared to $130.8 million in 2003, a decrease of $7.5 million, or 5.7%.  Sales were negatively impacted during the majority of 2004 due to our being out of stock on certain products.  These product outages were due to the migration of certain product manufacturing from Woodinville, Washington to contract manufacturers, as well as the closure of our Italian operations.  We began to receive substantial volumes of product from our third party contract manufacturers in the fourth quarter of 2004, which will allow us to begin relieving our backlog.  Additionally, at December 31, 2004, production and inventory levels of our products were high enough where we believe sales will increase in 2005 compared to 2004.  We have one significant customer who represented approximately 12% of our total revenues in each of the years 2004 and 2003.  U.S. sales represented approximately 58% of our total sales in 2004, compared to approximately 63% in 2003. In 2005, we anticipate introducing and shipping new products, resulting in increased revenues in 2005 over 2004. We also anticipate a significant increase in sales as a result of the St. Louis Music acquisition.

Gross Profit

Our gross margins increased in 2004 to $41.3 million, or 33.5% of net sales, from $29.3 million, or 22.4% of net sales in 2003.  The improvement to our gross margins is due primarily to increased use of  off-shore third party contract manufacturers to produce our products as well as lower levels of write downs of excess and obsolete inventory.  Specifically, we took charges against cost of sales of approximately $0.4 million in 2004 related to excess or obsolete products compared to $5.7 million in 2003.

Selling, General and Administrative

Selling, general and administrative expenses were $32.3 million in 2004, a decrease of $3.4 million, or 9.6%, over 2003 expenses of $35.7 million.  The primary causes of this reduction are the full year benefits of the cost reduction initiatives completed in 2003 as well as lower third party commissions in 2004 caused by lower sales revenue.  We anticipate selling general and administrative costs to be higher in 2005 as compared to 2004, primarily due to increased third party commissions due to higher sales revenue and generally higher administrative costs to support our planned sales growth including the anticipated revenue associated with the St. Louis Music brands.

Research and Development

Our research and developments expenses were $7.8 million in 2004, an increase of $0.1 million, or 0.9%, compared to 2003 expenses of $7.7 million.  We have and will continue to invest in new products and improvements to existing products.  Accordingly, we anticipate our research and development costs will be slightly higher in 2005 than in 2004.

Restructuring Costs

During 2003, we incurred $1.6 million in restructuring expenses, primarily representing employee severance and related costs for displaced employees associated with our closing down the manufacturing facility in Woodinville, Washington, after production of goods had terminated.  We began to fully recognize the benefits of this restructuring in 2004, in the form of higher product margins on the goods previously manufactured in the U.S.

Other Income (Expense)

Net other expense during 2004 was $3.6 million compared to $0.9 million in 2003.  Interest expense was $2.9 million in each year while other expense was $0.7 million compared to other income of $1.8 million in 2003.  The primary component of other expense in 2004 was a $0.5 million loss on the conversion of Sun Mackie debt to equity while the primary component of other income in 2003 was a $1.6 million gain related to favorable settlements on liabilities of Mackie Designs Engineering Services BVBA (“Mackie Belgium”), which was closed in 2003.  Interest expense will fluctuate primarily with the balance of our line of credit and may also fluctuate based on increases or decreases in the Prime Rate or LIBOR, the base rates on our line of credit.

Income Tax Benefit

We had income tax expense of $12,000 in 2004 compared to an income tax benefit of $1.2 million in 2003.  During 2003, we received $5.0 million in income tax refunds related to carrying back our taxable losses from 2002 to prior years returns where we had paid income taxes.  The $1.2 million income tax benefit in 2003 represents primarily the difference between income tax refunds received during 2003 in excess of the estimated income tax receivable recorded at December 31, 2002.

At December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $31.8 million, which if not utilized will begin to expire in 2024.  Approximately $30.3 million of these loss carryforwards relate to the U.S. and U.K.  Approximately $1.5 million of these loss carryforwards relate to our discontinued operation in France, which we believe we will not be able to recapture.  We have total net deferred tax assets, including our net operating loss carryforwards, of approximately $17.3 million as of December 31, 2004.  We have recorded a valuation allowance for the entire net deferred tax assets as a result of uncertainties of future taxable income necessary for the realization of these net assets.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales

Our net sales from continuing operations in 2003 were $130.8 million compared to $159.4 million in 2002, a decrease of 17.9%.  This decline is due to lower unit volumes, discounted pricing on certain models and reduction in the number of models we sell.  We experienced a two-year volume decline due to reductions in our product offerings and an aging lifecycle of certain products resulting in lower sales.  Additionally, sales were negatively impacted during the latter part of 2003 due to our being out of stock on certain products.  These product outages were due to the migration of certain product manufacturing from Woodinville, Washington to contract manufacturers, as well as the closure of our Italian operations.  We have one significant customer who represented approximately 12% of our total revenues in 2003 and 14% in 2002.  U.S. sales represented approximately 63% of our total sales in 2003, compared to approximately 62% in 2002.

Gross Profit

Our gross margins decreased in 2003 to $29.3 million, or 22.6% of net sales, from $37.9 million, or 23.8% of net sales in 2002.  The deterioration in gross margins is due to many factors primarily surrounding the migration of a majority of our manufacturing from the U.S. to third party contract manufacturers as well as the write down of excess and obsolete inventory.  Specifically, we took charges against cost of sales of approximately $5.7 million related to excess or obsolete products compared to $7.1 million in 2002.  In 2003, we were continually producing fewer goods in the U.S. and migrating a majority of these goods to Asia, however, our costs of manufacturing in the U.S. were not reducing at the same level as the output.  Accordingly, the excess of costs incurred at our facilities over what we capitalized into inventory reduced our margins.  We also had higher depreciation expenses in 2003 over 2002, due to a change in estimate of useful lives of certain manufacturing equipment from the planned closure of our U.S. manufacturing facility.  Additionally, we had a higher percentage of our sales coming from lower margin products in 2003 than we did in 2002.

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

We adopted SFAS No. 142 on January 1, 2002. As a consequence, we no longer amortize goodwill and intangibles with indefinite lives, but instead measure goodwill and intangibles for impairment at least annually, or when events indicate that impairment exists. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of an assembled workforce. As a result of the transitional impairment test, we recorded a $5.9 million cumulative effect of a change in accounting principle in 2002.  The total impairment of $5.9 million has been included in discontinued operations for the year ended December 31, 2002, as the goodwill was related to our acquisition of Mackie Italy, whose results are shown as discontinued operations in all periods presented. In addition to the transitional impairment test, we reviewed our remaining goodwill and other intangibles as required annually pursuant to SFAS No. 142. As a result of the annual review in the fourth quarter of 2002, we further reduced the carrying amount of goodwill by recording an impairment charge of $14.5 million, the remaining net book value.

Additionally, at December 31, 2002, we reviewed our other long-lived assets for potential impairment and determined that the carrying value of the developed technology recorded in connection with our acquisition of Mackie Belgium would not be recoverable. We also determined that the carrying value of property, plant and equipment at certain of our European facilities would not be recoverable. Accordingly, we recorded an impairment charge for these items totaling approximately $1.3 million.

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

Income Tax Benefit

We recognized tax benefits in 2003 of $1.2 million, compared to $2.7 million in 2002.  During 2003, we received $5.0 million in income tax refunds related to carrying back our taxable losses from 2002 to prior years returns where we had paid income taxes.  The $1.2 million income tax benefit in 2003 represents primarily the difference between income tax refunds received during 2003 in excess of the estimated income tax receivable recorded at December 31, 2002.

Discontinued Operations

Discontinued operations relate to the operations of our former subsidiary, Mackie Italy.  We incurred a loss on discontinued operations of $6.4 million in 2003 compared to a loss of $7.9 million in 2002.  During 2003, the loss consisted of a $1.7 million loss on the disposition of Mackie Italy, losses from operations of $2.9 million, $1.1 million net interest expense, $0.5 million of income tax expense and $0.2 million of other non-operating losses.  In 2002, the loss represented operating income of $0.4 million offset by a $5.9 million charge for a cumulative effect of a change in accounting principle, $1.0 million net interest expense, $0.9 million of income tax expense and $0.5 million of other non-operating expenses.

Liquidity and Capital Resources

We have a Loan and Security Agreement with a lender, which provides for a $25.0 million revolving line of credit through March 2006, limited to a percentage of eligible accounts receivable and inventory.  We executed Loan Amendment and Waiver Agreements in April, August and October 2004, which eased our financial covenants and reduced the gross amount of the line from $26.0 million to $25.0 million.  This lender also provided a $2.5 million term loan in March 2003.  Both the line of credit and term loan are secured by substantially all U.S. assets and the accounts receivable of LOUD Technologies (Europe) Plc.  At December 31, 2004, we had excess borrowing capacity based on eligible assets of $7.9 million and were in compliance with all our debt covenants.

In March 2003, we obtained a loan for $11.0 million, which is subordinate to the line of credit with another lender. Interest accrues at a rate of 10% of which 8% is paid monthly and the remaining 2% is paid monthly if there is specific excess availability on our line of credit, otherwise, the 2% interest is added to principal.  The principal and interest is due May 2006.  At December 31, 2004, we had added a total of $360,000 in accrued interest to the note payable.

On August 3, 2004 we entered into an Exchange Agreement, to convert our $4.4 million of subordinated debt and accrued interest to Sun Mackie into 2,480,155 shares of common stock.  This transaction will reduce our interest expenses by approximately $0.8 million per year.

As of December 31, 2004, we had cash and cash equivalents of $0.5 million and total debt and short-term borrowings of $23.7 million.

Net Cash Provided by (Used in) Operating Activities

Cash used in operations was $1.2 million in 2004 while cash provided by operations was $12.2 million in 2003 and $3.3 million in 2002.  Our net loss in 2004 was $2.3 million that included $3.3 million in depreciation and amortization and a $0.5 million loss on the conversion of debt to equity.  In 2004 we increased our receivables and inventory levels by $12.8 million.  Mainly as a result of the increase to our inventory levels, our accounts payable and accrued expenses increased by $9.8 million.

In 2005, we anticipate reducing our inventory levels as revenues increase.  We expect this increase in revenues to increase our receivables.  Additionally accounts payable is expected to decrease in 2005 due primarily to the forecasted reduction in inventory.

In February 2005, we made a settlement offer to Mackie Italy to settle any net outstanding amounts owed for $4.7 million; this agreement is subject to creditor approval and is valid through May 31, 2005.  Under the proposal, we had our lender issue a stand-by letter of credit to Mackie Italy for $1.0 million, payable upon their signed agreement, and have committed to make further payments of $1.5 million during the remainder of 2005 and $2.2 million during 2006.  If and when this proposal is accepted, we will recognize a gain on extinguishment of debt of approximately $2.9 million.

Net Cash Used in Investing Activities

Cash used in investing activities was $1.2 million in 2004, a decrease from $1.8 million in 2003 and $4.5 million in 2002.  For the past three years, investing activities have primarily related to capital expenditures for equipment used in manufacturing, office equipment and a new corporate financial system and additional technology.

As part of our third party manufacturing agreements, most of our contract manufacturers require that we invest in tooling equipment prior to the start of manufacture.  Accordingly, in 2005 we anticipate spending between $2.0 and $2.5 million in new tooling devices required to build our products and other equipment used in the manufacturing process.

Net Cash Provided by (Used in) Financing Activities

Our cash provided by financing activities was $2.1 million in 2004, cash used in financing activities was $12.9 million in 2003 and cash provided by financing activities was $2.0 million in 2002.  The cash provided in 2004 is primarily proceeds of $4.0 million from our line of credit offset by $1.7 million of payments on long term debt.

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

In connection with the March 2003 agreement with Sun Mackie LLC, we refinanced all of our debt obligations, paying down a net of $4.3 million.  We entered into a $2.5 million term loan and a line of credit providing up to $26.0 million, (reduced to $25.0 million in 2004) with a new U.S. lender.  Availability under this line of credit is limited to eligible collateral; initial funding was $11.6 million. Principal payments on the term loan are due in equal monthly payments over five years, beginning in July 2003. A portion of the term loan is backed by U.S. based fixed assets.  Due to the sale of the Woodinville, Washington manufacturing equipment, an additional $1.3 million was paid on the term loan in 2004.  Additionally, a Loan Amendment Agreement was executed in August 2004, which reduced the monthly principal payment to $25,000.  Interest is also due monthly calculated at the bank’s prime rate plus 0.75% or Eurodollar Rate plus 3.5%. Both the revolving line of credit and term loan are secured by all U.S. based assets including, but not limited to, accounts receivable, inventory, fixed assets, intangible assets and patents. Additionally, a portion of the revolving line of credit is provided in the U.K. and is secured by accounts receivable of LOUD Technologies (Europe) Plc.

In March 2003, we obtained a loan for $11.0 million, which is subordinate to the line of credit with another lender.  Interest accrues at a rate of 10%, of which 8% is paid monthly while the remaining 2% is paid monthly if there is specific excess availability on our line of credit; otherwise the 2% is added to principal.  Principal and interest is due May 2006.  At December 31, 2004, we had added a total of $360,000 in accrued interest to the note payable.

Under the terms of the line of credit and subordinated loan agreements, we are required to maintain certain financial ratios, such as a cumulative EBITDA calculation. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit.

We have taken various actions to improve results of operations and ensure our ongoing ability to cover scheduled debt servicing payments, including headcount reductions and other cost containment measures. Over the last three years, these measures included the following items:

•                  sale of Mackie Designs Italy;

•                  closing the manufacturing facility in Woodinville, Washington, in order to outsource the manufacturing of the majority of our products offshore;

•                  bankruptcy and closure of Mackie Belgium;

•                  closure of certain international sales offices;

•                  layoffs across all areas, primarily manufacturing related;

•                  replacement of debt instruments with debt instruments with longer term to maturity;

•                  conversion of notes payable to equity;

•                  reorganization of our management team.

Our ability to continue as a going concern is dependent upon the following key factors:

Ability to stay in compliance with debt covenants

We have entered into amendments to our line of credit and term loans in April, August and October of 2004, which have revised debt covenants.  The key financial covenants are achievement of certain EBITDA targets for the term of the agreement or, during the period until December 31, 2004, maintenance of a 60-day average of $2.5 million in excess borrowing availability.  The average excess borrowing availability at December 31, 2004, for this measurement was $7.4 million. Additionally we are required to maintain $0.5 million availability at all times. The October agreement requires us to meet the EBITDA target for the previous twelve months measured quarterly beginning March 31, 2005.  We believe we will meet this target on March 31 and each quarter thereafter in 2005.

Commitments

At December 31, 2004, we had the following material contractual commitments related to operating leases for equipment, facilities and material obligations related to short-term and long-term debt arrangements, excluding our line of credit of $11.8 million:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
	(In thousands)

Operating Leases	$4,634	$2,179	$2,233	$222
Long-term Debt	11,912	300	11,612	—
Total	$16,546	$2,479	$13,845	$222

We believe we have adequate resources to continue as a going concern through December 31, 2005.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income.  The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.  The Company is required to adopt SFAS 123R in the quarter ending September 30, 2005.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  See “Stock-Based Compensation” in Note 2 of  Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts for 2004, 2003 and 2003, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards.  The Company has completed a preliminary evaluation of the impact of adopting SFAS 123R and estimates it will have a material impact on income from operations for the six months ending December 31, 2005.  This estimate is based on preliminary information available to the Company and could materially change based on actual facts and circumstances arising during the six months ending December 31, 2005.

In December 2004, the FASB issued SFAS 151, “Inventory Costs” (“SFAS No. 151”).  SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The standard is effective for fiscal years beginning after June 15, 2005.  We believe the adoption of SFAS No. 151 will not have a material impact on our consolidated financial statements.

7A.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates.  We may enter into various derivative transactions to manage certain of these exposures; however we did not have any derivative financial instruments as of December 31, 2004.

At December 31, 2004, we had a variable rate line of credit with an outstanding balance of $11.8 million. As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the year ended December 31, 2004, an increase in the average interest rate of 10%, i.e. from 5.08% to 5.59%, would have resulted in an approximately $39,000 increase in net loss before income taxes and discontinued operations. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at December 31, 2004.

Our non-U.S. subsidiaries have functional currencies of the U.S. Dollar and consequently we translate non-monetary assets and liabilities at historical rates and remeasure monetary assets and liabilities at exchange rates in effect at the balance sheet date. These subsidiaries are located in the U.K. and Canada.  Income and expense items are translated at the average exchange rates prevailing during the period. A 10% decrease in the value of the U.S. Dollar compared to the local currencies of our non-U.S. subsidiaries, throughout the year ended December 31, 2004, would have resulted in an approximately $93,000 increase to the net loss before income taxes.

Item 8.  Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included beginning on page 23 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

LOUD Technologies Inc.:

We have audited the accompanying consolidated balance sheets of LOUD Technologies Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations,  shareholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of LOUD Technologies Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LOUD Technologies Inc., and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/ KPMG LLP

Seattle, Washington
March 4, 2005

LOUD TECHNOLOGIES INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(In thousands, except for share data)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$450	$757
Accounts receivable, net	16,800	13,039
Income taxes receivable	30	188
Inventories	27,959	18,930
Prepaid expenses and other current assets	2,861	2,924
Total current assets	48,100	35,838
Property, plant and equipment, net	7,381	8,381
Intangible assets, net	5,128	5,552
Other assets, net	186	651
Total assets	$60,795	$50,422

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term borrowings	$11,826	$7,868
Accounts payable	17,679	6,454
Accrued liabilities	6,972	7,973
Taxes payable	1,466	1,288
Current portion of long-term debt	300	500
Payable to former Italian subsidiary	7,587	9,173
Total current liabilities	45,830	33,256

Long-term debt, excluding current portion	11,612	16,262
Other liabilities	33	72
Total liabilities	57,475	49,590

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 22,138,191 and 19,608,036 shares at December 31, 2004 and 2003,respectively	38,778	33,999
Accumulated deficit	(35,458)	(33,167)
Total shareholders’ equity	3,320	832
Total liabilities and shareholder’s equity	$60,795	$50,422

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2004, 2003, and 2002

(In thousands, except per share data)

	2004	2003	2002
Net sales	$123,276	$130,766	$159,362
Cost of sales	81,927	101,456	121,502
Gross profit	41,349	29,310	37,860
Operating expenses:
Selling, general, and administrative	32,259	35,678	43,367
Research and development	7,784	7,711	10,316
Impairment of goodwill and other long-lived assets	—	—	15,829
Restructuring costs	—	1,585	—
Total operating expenses	40,043	44,974	69,512
Operating income (loss)	1,306	(15,664)	(31,652)
Other income (expense):
Interest income	13	141	19
Interest expense	(2,947)	(2,851)	(2,443)
Other	(651)	1,801	1,332
Total other income (expense)	(3,585)	(909)	(1,092)
Loss before income taxes and discontinued operations	(2,279)	(16,573)	(32,744)
Income tax expense (benefit)	12	(1,161)	(2,694)
Loss from continuing operations	(2,291)	(15,412)	(30,050)
Loss from discontinued operations, net of income tax expense of $0, $539 and $860, respectively	—	(6,383)	(7,878)
Net loss	$(2,291)	$(21,795)	$(37,928)
Basic and diluted loss per share:
Net loss from continuing operations	$(0.10)	$(0.79)	$(2.41)
Net loss from discontinued operations	—	(0.32)	(0.63)
Basic and diluted loss per share	$(0.10)	$(1.11)	$(3.04)

Shares used in computing basic and diluted net loss per share	21,915	19,556	12,489

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

Years ended December 31, 2004, 2003, and 2002

(In thousands)

			Accumulated Deficit	Accumulated other comprehensive income (loss)

	Common stock
	Shares	Amount			Total
Balance at December 31, 2001	12,424	$28,691	$26,556	$(2,437)	$52,810
Exercise of stock options	132	1	—	—	1
Amortization of deferred stock compensation	—	653	—	—	653
Comprehensive loss:
Net loss	—	—	(37,928)	—	(37,928)
Foreign currency translation adjustment	—	—	—	1,700	1,700
Total comprehensive loss					(36,228)
Balance at December 31, 2002	12,556	29,345	(11,372)	(737)	17,236
Shares issued in private transaction, net	6,936	3,619	—	—	3,619
Warrants issued in connection with debt agreement	—	600	—	—	600
Options issued for covenant not to compete	—	285	—	—	285
Exercise of stock options	116	1	—	—	1
Amortization of deferred stock compensation	—	149	—	—	149
Comprehensive loss:
Net Loss	—	—	(21,795)	—	(21,795)
Foreign currency translation adjustment	—	—	—	(228)	(228)
Realization of loss on currency translation adjustment	—	—	—	965	965
Total comprehensive loss					(21,058)
Balance at December 31, 2003	19,608	33,999	(33,167)	—	832
Conversion of debt to equity	2,480	4,837	—	—	4,837
Exercise of stock options	50	1	—	—	1
Additional offering costs for shares issued in private transaction	—	(115)	—	—	(115)
Amortization of deferred stock compensation	—	56	—	—	56
Comprehensive loss:
Net Loss	—	—	(2,291)	—	(2,291)
Total comprehensive loss					(2,291)
Balance at December 31, 2004	22,138	$38,778	$(35,458)	$—	$3,320

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

(In thousands)

	2004	2003	2002
Operating activities:
Net loss	$(2,291)	$(21,795)	$(37,928)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss from discontinued operations	—	1,694	—
Gain on disposal of business	—	(1,577)	—
Cumulative effect of a change in accounting principle	—	—	5,940
Depreciation and amortization	3,307	6,982	9,217
Impairment of goodwill and other long-lived assets	—	—	15,829
(Gain) Loss on asset dispositions	(232)	113	305
Deferred stock compensation	56	149	653
Non-cash loss on conversion of debt to equity	400	—	—
Deferred income taxes	—	—	2,196
Non-cash interest expense	88	113	—
Changes in operating assets and liabilities, net of acquisition and disposition:
Accounts receivable	(3,761)	8,992	6,477
Inventories	(9,029)	18,746	4,803
Prepaid expenses and other current assets	(207)	(1,634)	405
Other assets	465	455	73
Accounts payable and accrued expenses	9,836	(4,166)	(2,694)
Taxes payable	178	4,090	(2,014)
Other long term liabilities	(39)	—	—
Net cash provided by (used in) operating activities	(1,229)	12,162	3,262
Investing activities:
Proceeds from sales of property, plant and equipment	830	221	—
Purchases of property, plant and equipment	(2,053)	(1,982)	(4,544)
Cash used in investing activities	(1,223)	(1,761)	(4,544)
Financing activities:
Proceeds from long-term debt and warrants	—	17,500	4,730
Payments on long-term debt	(1,698)	(16,791)	(2,505)
Net proceeds (payments) on bank line of credit and short-term borrowings	3,958	(17,254)	920
Offering costs related to shares issued in private transactions, net	(115)	—	—
Payment in connection with acquisition of business	—	—	(1,193)
Net proceeds from stock sales and exercise of stock options	—	3,620	1
Cash provided by (used in) financing activities	2,145	(12,925)	1,953
Effect of exchange rate changes on cash	—	219	296
Increase (decrease) in cash and cash equivalents	(307)	(2,305)	967
Cash and cash equivalents at beginning of year	757	3,062	2,095
Cash and cash equivalents at end of year	$450	$757	$3,062

Supplemental disclosures
Cash paid for interest	$1,655	$3,060	$4,003
Cash paid (refunded) for income taxes	$(329)	$(4,628)	$(1,472)
Conversion of note payable and accrued interest to equity	$4,437	$—	$—
Accrued interest converted to note payable	$960	$—	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOUD TECHNOLOGIES INC.

1)                         Description of Business

We develop, manufacture, distribute and sell high-quality, affordable digital and analog audio mixers, speakers, amplifiers and other professional audio equipment on a worldwide basis. Our products are used by professional musicians, sound installation contractors and broadcast professionals both in sound recordings, live presentations systems and installed sound systems. We distribute our products primarily through retail dealers, mail order outlets and installed sound contractors. As of December 31, 2004, our primary operations are in the United States and the United Kingdom.  During 2002 and part of 2003 we also had operations in Italy, France and Germany.

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

In addition to its equity investment, Sun Mackie provided $4.0 million of debt financing, which funded in March 2003. In connection with this loan, we issued warrants to purchase an additional 1.2 million common shares at an exercise price of $0.01 per share. In addition to the transactions with Sun Mackie, a Loan and Security Agreement with a new lender was finalized in March 2003. This agreement provides for a $26.0 million revolving line of credit and a $2.5 million term loan. Our previous lender provided a loan totaling $11.0 million, which is subordinate to the Loan and Security Agreement with our new lender. This subordinated loan and the $2.5 million new term loan satisfied the previously existing Term Loans.

In April, August and October of 2004 we executed Loan Amendment and Waiver Agreements which eased the financial covenants we are required to meet and reduced the gross amount of the line of credit from $26.0 million to $25.0 million.  Management believes the Company will remain in compliance with the new covenants through December 31, 2005.

In August 2004, we executed an Exchange Agreement whereby we exchanged our entire debt to Sun Mackie for 2,480,155 shares of common stock valued at $1.95 per share.  At December 31, 2004, Sun Mackie owns approximately 76% of our outstanding shares.  We recognized a loss on early extinguishment of debt with this transaction of $0.5 million representing the difference in the carrying value of the debt and accrued interest and the fair value of the common stock issued.

On March 4, 2005, we acquired 100% of the shares of St. Louis Music, Inc., a Missouri based manufacturer, distributor and importer of branded musical instruments and professional audio products for cash and stock totaling $38.4 million plus estimated transaction costs of approximately $1.5 million for a total purchase price of approximately $39.9 million. This transaction is explained in more detail in Note 18 to these financial statements.

(2)                     Summary of Significant Accounting Policies

(a)                     Basis of Presentation

The financial statements consolidate the accounts of LOUD Technologies Inc. and our wholly owned subsidiaries. The companies are collectively hereinafter referred to as “the Company,” “LOUD”, “we,” “our” and “us.” All significant intercompany accounts and transactions have been eliminated.

(b)                      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangibles; valuation allowances for receivables, inventories, and deferred income tax assets and liabilities; and contingencies and obligations related to Mackie Italy.  Actual results may differ from those estimates.

(c)                      Revenue Recognition

Revenues from sales of products, net of sales discounts, returns and allowances, are generally recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection of the resulting receivable is considered probable. Products are generally shipped “FOB shipping point” with no right of return. We do have some dealers who finance their purchases through finance companies. We have manufacturer’s repurchase agreements with the finance companies and defer the revenue and related cost of goods sold of these sales at the time of the sale.  We then recognize the revenue and related cost of goods sold from these sales when the right of return no longer exists. The amount of receivables we had repurchase agreements with at December 31, 2004, was approximately $0.4 million.  Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for periods of between one and six years. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

(d)                      Advertising Expense

The cost of advertising included in selling, general and administrative expense is expensed as incurred. For 2004, 2003, and 2002 these expenses totaled $4.2 million, $2.4 million, and $3.1 million, respectively.

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

(f)                        Foreign Currency Translation

The financial statements of our non-U.S. subsidiaries have been translated into U. S. Dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency

Translation. In 2003, due to the restructuring of our operations in Europe subsequent to the sale of Mackie Italy, we determined the functional currency of our remaining non-U.S. subsidiaries to be the U.S. dollar. Prior to the sale of our Italian operations in December 2003, we had entities whose functional currency was the local currency of the country in which they operate. As a result, all monetary assets and liabilities in the balance sheets of these subsidiaries, whose functional currency is now the U.S. Dollar, are translated at year-end exchange rates. Net sales, costs and expenses are translated at average rates of exchange prevailing during the period. Translation gains and losses are included in other income (expense), net. Realized and unrealized gains and losses on foreign currency transactions are included in other income (expense), net. In 2002, unrealized foreign currency translation gains and losses of these subsidiaries accumulated in a separate component of shareholders equity, when the functional currency was not the U.S. dollar.

(g)                     Cash Equivalents

We consider all demand deposits and all highly liquid debt instruments with maturity at purchase of three months or less to be cash equivalents. At December 31, 2004, restricted cash of $0.1 million is included in prepaid expenses and other current assets.

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

Allowances deducted from accounts receivable for the years ended December 31, 2004, 2003, and 2002 are as follows (in thousands):

	Balance at beginning of year	Additions	Deductions*	Balance at end of year

2004	$2,163	$609	$(1,101)	$1,671

2003	$2,684	$1,359	$(1,880)	$2,163

2002	$1,349	$2,476	$(1,141)	$2,684

*           Deductions represent uncollectible accounts written off against the allowance, net of recoveries.  For 2003, deductions include $1,159 related to amounts included in beginning balance of discontinued operations sold in 2003.

(i)                        Inventories

Inventories are valued at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Market value adjustments are recorded for excess and obsolete material, slow-moving product, service and demonstration products. We make judgments regarding the carrying value of our inventory based upon current market conditions. In 2004, 2003 and 2002, we made adjustments, included in cost of sales, associated with products that are no longer marketable due to a combination of product obsolescence and poor field performance. Inventory adjustments recorded in cost of sales associated with these products amounted to approximately $0.4 million, $5.7 million and $7.1 million in 2004, 2003 and 2002, respectively.

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

(k)                    Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  We adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually, or when events indicate that impairment exists (see Note 3). Intangible assets that are determined to have definite lives will continue to be amortized on the straight-line method over their estimated useful lives. Developed technology and trademark of EAW are amortized over 20 years. For 2002 and 2001, developed technology of Mackie Designs Engineering Services BVBA was amortized presuming a five-year life. In 2002, an impairment charge related to this technology was recorded (see Note 7).

(l)                        Impairment of Long-Lived Assets

The recoverability of long-lived assets including property, plant and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. Factors which might trigger impairment include significant underperformance relative to expected operating results, significant changes in our use of the assets or the strategy for our overall business, and significant negative industry or economic trends (see Notes 7 and 8).

(m)                  Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and long-term debt are carried at cost which approximates their fair value because they are of a short-term nature or have interest rates that approximate market rates.

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

We have elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, an amendment of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123.

SFAS No. 123, as amended, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, we apply the existing accounting rules under APB No. 25 and provide pro forma net loss and pro forma loss per share disclosures for stock-based awards made as if the fair value method defined in SFAS No. 123, as amended, had been applied.

The following table summarizes relevant information as to the reported amounts under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, as amended, had been applied:

	2004	2003	2002
	(In thousands, except for per share data)

Net loss:
As reported	$(2,291)	$(21,795)	$(37,928)
Add stock-based employee compensation expense included in reported net loss	—	101	653
Less stock-based employee compensation expense determined under fair value based method	(840)	(1,307)	(1,565)
Pro forma	$(3,131)	$(23,001)	$(38,840)
Basic and diluted net loss per share:
As reported	$(0.10)	$(1.11)	$(3.04)
Pro forma	(0.14)	(1.18)	(3.11)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2004	2003	2002

Weighted average risk-free interest rate	3.1%	3.5%	4.0%
Expected volatility	90.0%	95.0%	73.0%
Expected lives (in years)	5	7	7

For options granted with an exercise price equal to the market price at the time of issuance, the weighted average fair value of options granted during the years 2004, 2003 and 2002 was $1.60, $0.87, and $2.43, respectively. There were no options granted in 2004, 2003 and 2002 for which the exercise price was less than the market price.

(o)                      Guarantees

In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others except for standard indemnification and warranty provisions and give rise only to the disclosure requirements prescribed by FIN No. 45.

Indemnification and warranty provisions contained within our sales agreements are generally consistent with those prevalent in our industry. The duration of product warranties is generally one to six years following delivery of products.

The warranty liability is summarized as follows (in thousands):

	Balance at beginning of year	Charged to cost of revenue	Applied to liability	Balance at end of year

2004	$1,081	$2,379	$(2,482)	$978
2003	$1,525	$2,788	$(3,232)	$1,081

(p)                      Income Taxes

In accordance with SFAS 109, “Accounting for Income Taxes”, we recognize deferred tax assets and liabilities for the future tax consequences attributed to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company performs periodic evaluations of recorded tax assets and liabilities and maintains a valuation allowance if deemed necessary.  The determination of taxes payable for the current year  includes estimates.  In the event that actual results differ materially from management’s expectations, the estimated taxes payable could materially change, directly impacting the Company’s financial position or results of operations.

(q)                      Computation of Basic and Diluted Net Loss per Share

Net loss per share has been calculated under SFAS No. 128, Earnings per Share.  Basic net loss per share is computed using the weighted average number of common stock outstanding for the year including warrants and options to purchase shares exercisable for little cash consideration.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year increased by the weighted average number of potential common shares outstanding during the period, using the treasury stock method.  During the years ended December 31, 2004, 2003 and 2002, potential common shares related to stock options of 3,656,000, 3,999,000, and 3,750,000, respectively, are excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive.

(r)                      Concentration of Credit and Supply Risk

We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the U.S. Where we are exposed to material credit risk, we generally require letters of credit, advance payments, or carry foreign credit insurance. No individual country outside of the U.S. accounted for more than 10% of net sales in any of the periods presented. Sales to U.S. customers are generally on open credit terms. In the U.S., we primarily sell our products through third-party resellers and experience individually significant annual sales volumes with major resellers. In 2004, 2003 and 2002, we had sales to one customer of $14.4 million, $15.6 million and $22.2 million or 12%, 12% and 14%, respectively, of consolidated net sales from continuing operations.

Many of our products are currently being manufactured exclusively by contract manufacturers on our behalf.  During the year ended December 31, 2004, net sales of products manufactured by one manufacturer were $39.7 million, or 32% of consolidated net sales, net sales from another manufacturer were $14.8 million, or 12% of consolidated net sales and net sales from yet another manufacturer were $12.2 million, or 10% of consolidated net sales.

(s)                      Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income.  The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.  The Company is required to adopt SFAS 123R in the quarter ending September 30, 2005.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts for 2004, 2003 and 2003, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards.  The Company has completed a preliminary evaluation of the impact of adopting SFAS 123R and estimates that it will have a material impact on income from operations for the six months ending December 31, 2005.  This estimate is based on preliminary information available to the Company and could materially change based on actual facts and circumstances arising during the six months ending December 31, 2005.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”).  SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The standard is effective for fiscal years beginning after June 15, 2005.  We believe the adoption of SFAS No. 151 will not have a material impact on our consolidated financial statements.

(t)                        Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

 (3)                  Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, which supercede Accounting Principles Board Opinion No. 17, Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and intangibles having an indefinite life. Under a nonamortization approach, goodwill and certain intangible assets are no longer amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than fair value.

We adopted SFAS No. 142 on January 1, 2002. Accordingly, we reclassified an assembled workforce intangible asset with an unamortized balance of $1.1 million and a related deferred tax liability of $383,000 to goodwill on January 1, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill and the timing of transitional impairment steps. The first phase identifies indications of impairment; while the second phase (if necessary), measures the impairment. As required by SFAS No. 142, we performed a transitional impairment test on goodwill as of January 1, 2002. As a result of the impairment test, we recorded a $5.9 million cumulative effect of an accounting change associated with our foreign reporting unit, which included the goodwill generated from the acquisition of Mackie Italy. As a result, the impairment of $5.9 million has been included in discontinued operations for the year ended December 31, 2002.

During the fourth quarter of 2002, we reviewed our remaining goodwill as required by SFAS No. 142. This impairment testing is in addition to the transitional impairment testing and is to be done on an annual basis. In connection with this test, we recorded an impairment charge of $14.5 million and reduced the carrying value of our goodwill generated from the acquisitions of EAW and Mackie Designs Engineering Services BVBA to zero. In both the transitional and annual impairment tests, we estimated the fair value of our reporting units using a discounted cash flow analyses.

(4)                     Discontinued Operations

In December 2003, we sold all of the shares of our wholly-owned Italian subsidiary, Mackie Designs (Italy) S.p.A. (“Mackie Italy”) and placed it into an Italian form of court-supervised liquidation.  Mackie Italy was a manufacturer of many of our speaker products, which were purchased by the Company for subsequent sale outside of Italy.  At the time of sale, the Company owed Mackie Italy approximately $9.2 million related to the purchase of goods in the normal course of business.  During 2004, we made payments to Mackie Italy of approximately $1.6 million, lowering our liability to $7.6 million at December 31, 2004.  Additionally, Mackie Italy has a payable to a separate wholly-owned subsidiary of the Company for approximately $2.7 million, which was fully reserved at the date of sale in 2003.

In February 2005, we made a settlement offer to Mackie Italy to settle any net outstanding amounts owed for $4.7 million; this agreement is subject to creditor approval and is valid through May 31, 2005.  Under the proposal, we had our lender issue a stand-by letter of credit to Mackie Italy for $1.0 million, payable upon their signed agreement, and have committed to make further payments of $1.5 million during the remainder of 2005 and $2.2 million during 2006.  If and when this proposal is accepted, we will recognize a gain on extinguishment of debt of approximately $2.9 million.

The disposition of these operations is accounted for as a discontinued operation.  At December 31, 2003, we do not show any assets or liabilities of this entity on our consolidated balance sheet.  We have reclassified and condensed the results of discontinued operations on our consolidated statements of operations for all years presented.  Cash flows from these operations are included in our consolidated statements of cash flows for all periods presented.  Summarized operating results of the discontinued operations for the years ended December 31, 2003 and 2002, are as follows:

	2003	2002
Revenues	$29,121	$28,640
Gross profit	5,058	8,821
Operating income (loss)	(3,707)	414
Loss before income taxes and cumulative effect of a change in accounting principle	(4,637)	(1,078)
Income tax expense	(539)	(860)
Cumulative effect of a change in accounting principle	—	(5,940)
Loss from discontinued operations*	(6,383)	(7,878)

*Includes loss on disposition of $1.7 million in 2003.

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

(5)                     Restructuring Costs

During 2003, management approved and implemented a restructuring plan in order to adjust operations.  Major actions primarily involved the reduction of workforce due to our decision to close certain manufacturing facilities. We incurred $1.6 million in restructuring expenses, primarily representing employee severance and related costs for approximately 210 displaced employees.  We had $15,000 of these restructuring amounts remaining in accounts payable at December 31, 2004, of which all was paid in January 2005.

(6)                     Inventories

Inventories consist of the following:

	December 31,
	2004	2003
	(In thousands)

Raw materials	$3,951	$4,383
Work in process	657	543
Finished goods	23,351	14,004
	$27,959	$18,930

(7)                     Intangible Assets

Intangible assets with finite lives consist of the following:

	December 31,
	2004	2003
	(In thousands)

Developed technology	$5,200	$5,200
Trademark	1,380	1,380
Non-compete agreement	285	285
	6,865	6,865
Less accumulated amortization	(1,737)	(1,313)
	$5,128	$5,552

Amortization expense for intangible assets was $424,000, $408,000 and $541,000 in 2004, 2003 and 2002, respectively. At December 31, 2002, we reviewed our intangible assets for potential impairment and determined that the carrying value of the developed technology recorded in connection with our acquisition of Mackie Designs Engineering Services BVBA would not be recoverable. Accordingly, we recorded an impairment charge of $763,000 due to the unsatisfactory results of this entity. We performed a similar impairment analysis at December 31, 2004 and 2003, noting no impairment charge for the remaining intangible assets was required.

Expected future amortization expense related to identifiable intangible assets for the next five years is as follows (in thousands):

Year ending December 31:
2005	$424
2006	345
2007	329
2008	329
2009	329

(8)                     Property, Plant and Equipment

As of December 31, 2004 and 2003, property, plant and equipment consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Machinery, equipment and software	$12,564	$21,727
Furniture and fixtures	928	5,342
Leasehold improvements	1,518	5,239
	15,010	32,308

Less accumulated depreciation and amortization	(7,629)	(23,927)
	$7,381	$8,381

(9)                     Income Taxes

Components of loss from continuing operations before income taxes are as follows (in thousands):

	2004	2003	2002

U.S.	$(1,229)	$(14,942)	$(25,614)
Foreign	(1,050)	(1,631)	(7,130)
Loss before income taxes	$(2,279)	$(16,573)	$(32,744)

The income tax expense (benefit) is as follows (in thousands):

	2004	2003	2002

Current income taxes:
U.S. federal	$—	$(1,191)	$(4,062)
Foreign	12	569	32
Total current	12	(622)	(4,030)

Deferred income taxes:
U.S. federal	—	—	1,256
State and local	—	—	—
Foreign	—	—	940
Total deferred	—	—	2,196

Total income tax expense (benefit)	$12	$(622)	$(1,834)

The allocation of income tax expense (benefit) is as follows (in thousands):

	2004	2003	2002
Total income tax expense (benefit) from continuing operations	$12	$(1,161)	$(2,694)

Total income tax expense (benefit) from discontinued operations	—	539	860

Total income tax expense (benefit)	$12	$(622)	$(1,834)

The tax effects of temporary differences and carryforwards that give rise to significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Accrued expenses	$768	$988
Bad debt allowance	517	659
Inventory adjustments	1,216	2,109
Net operating loss carryforwards	11,287	9,406
Capital loss carryforwards	5,435	4,837
Tax credit carryforwards	385	418
Other items, net	9	25
	19,617	18,442

Less valuation allowance	(17,324)	(16,239)
Total deferred tax assets	2,293	2,203

Deferred tax liabilities:
Property, plant, and equipment	566	388
Specifically identifiable intangible assets	1,727	1,815
Total deferred tax liabilities	2,293	2,203
Net deferred tax assets	$—	$—

Utilization of net operating loss carryforwards and tax credit carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.  Deferred tax assets of foreign jurisdictions comprised $1.2 million and $0.8 million at December 31, 2004 and 2003, respectively. Deferred tax liabilities of foreign jurisdictions were zero at December 31, 2004 and 2003.

Reconciliation from the U.S. statutory income tax rate of 34% to the effective income tax rate is as follows:

	2004	2003	2002
	(In thousands)

Tax at the statutory rate	$(775)	$(7,621)	$(11,499)

US tax loss on discontinued operations	—	(6,255)	—
Research and development tax credit	(100)	(26)	(100)
Foreign sales corporation/extraterritorial income benefit	—	—	(459)
Nondeductible expenses and other permanent differences	123	90	450
Goodwill impairment and amortization	—	—	3,831
Foreign tax greater (less) than U.S. statutory rate	(5)	2,555	589
Increase in valuation allowance	1,085	10,786	5,354
State taxes, net of federal impact	(186)	(151)	—
Other	(130)	—	—
Income tax expense (benefit)	$12	$(622)	$(1,834)

At December 31, 2004 we had U.S. and international net operating loss carryforwards of approximately $31.8 million. Approximately $30.3 million of these loss carryforwards relate to the U.S. and U.K.  Approximately $1.5 million of these loss carryforwards relate to our discontinued operation in France, which we believe we will not be able to recapture.  These carryforwards generally begin expiring in 2024.

We have provided a valuation allowance on the net deferred tax assets. Due to our history of operating losses, we have determined it is more likely than not that they will not be fully realized since the utilization of our deferred tax assets depends on future profits, which are not assured.

(10)              Debt and Liquidity

We have a Loan and Security Agreement with a lender, which provides for a $25.0 million revolving line of credit through March 2006, limited to a percentage of eligible accounts receivable and inventory.  We executed Loan Amendment and Waiver Agreements in April, August and October 2004, which eased our financial covenants and reduced the gross amount of the line from $26.0 million to $25.0 million.  This lender also provided a $2.5 million term loan in March 2003. Both the line of credit and term loan are secured by substantially all U.S. assets and the accounts receivable of LOUD Technologies (Europe) Plc.  As of December 31, 2004 we were in compliance with all debt covenants.

 (a)                  Short-Term Borrowings

At December 31, 2004 and 2003, the outstanding balance on our line of credit was $11.8 million and $7.9 million, respectively. At December 31, 2004, we had the ability to borrow an additional $7.9 million on this line.  This line of credit contains certain financial covenants, including minimum EBITDA measurements on calendar quarter ends and limits on total annual capital expenditures. We believe we will be in compliance with these covenants throughout 2005.

The weighted average interest rate on total short-term borrowings was 5.75% and 4.82% at December 31, 2004 and 2003, respectively.

(b)                      Long-Term Debt

Long-term debt consisted of the following at December 31:

	2004	2003
	(In thousands)

U.S. term loans	$552	$2,250
U.S. subordinated note payable	11,360	11,000
Note payable to related party (face value $4 million)	—	3,512
	11,912	16,762
Less current portion	(300)	(500)
	$11,612	$16,262

Principal payments on the term loan are due in equal monthly payments over five years, beginning in July 2003.  A portion of the term loan is backed by U.S. based fixed assets.  Due to the sale of the Woodinville, Washington manufacturing equipment, an additional $1.3 million was paid on the term loan in 2004.  Additionally, in August 2004, we executed a Loan Amendment Agreement which reduced the monthly principal payment due on the term loan to $25,000.   Interest is also due monthly and is calculated at the bank’s prime rate plus a specified margin. This rate was 6.00% at December 31, 2004.

In March 2003, we obtained a note payable for $11.0 million, which is subordinate to the line of credit with another lender. Interest accrues at a rate of 10%, of which 8% is paid monthly while the remaining 2% is paid monthly if there is specific excess availability on our line of credit; otherwise, the 2% interest is added to principal.  Principal and interest is due May 2006.  At December 31, 2004, we had added a total of $360,000 in accrued interest to the note payable.

In addition to its equity investment, Sun Mackie provided $4.0 million of debt financing which also funded in March 2003. In August 2004, we executed an Exchange Agreement whereby we exchanged our entire debt to Sun Mackie for 2,480,155 shares of common stock valued at $1.95 per share.  We recognized a loss on early extinguishment of debt with this transaction of $0.5 million representing the difference in the carrying value of the debt and the fair value of the common stock issued.

Aggregate annual principal payments of long-term debt are stated below (in thousands):

2005	$300
2006	11,612
Total long-term debt	$11,912

(11)              Related-Party Transactions

At December 31, 2003, we had a $4.0 million note payable to Sun Mackie. This note was exchanged for common stock as discussed in Note 10.

We have a management agreement with Sun Mackie to pay the greater of $0.4 million or 6% of EBITDA, as defined, up to $1.0 million, per year to an affiliate of Sun Mackie.  During 2004 and 2003, we recorded expenses of approximately $0.4 million and $0.4 million, respectively, under this agreement.

We have a lease with former related parties as discussed in Note 15.

We made a non-interest bearing loan to James T. Engen, Chief Executive Officer and director, in November 1999 for relocation expenses, in the amount of $250,000. Payments to reduce this amount began in December 2002 and the note was fully paid in October 2004.

 (12)           Employee Benefit Plans

We currently have qualified profit-sharing plans under the provisions of Internal Revenue Code Section 401(k) for all U.S. based employees meeting the eligibility requirements. Contributions are based on a matching formula as defined in each of the plans. Additional contributions may be made at the discretion of the board of directors. Contributions to the respective plans vest ratably over a 5-year period. Contributions to the plan were $0, $196,000 and $497,000 in 2004, 2003, and 2002, respectively.

(13)              Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share. Stock options representing 3,656,000, 3,999,000, and 3,750,000 shares in 2004, 2003 and 2002, respectively, were excluded from the calculation of diluted net loss per share because they are antidilutive.

	2004	2003	2002
	(In thousands)
Numerator:

Net loss from continuing operations	$(2,291)	$(15,412)	$(30,050)
Net loss from discontinued operations	—	(6,383)	(7,878)

Numerator for basic and diluted net income loss per share	$(2,291)	$(21,795)	$(37,928)

Denominator:
Weighted average shares outstanding	20,644	18,589	12,489

Dilutive potential common shares from outstanding warrants	1,271	967	—

Denominator for basic and diluted net loss per share	21,915	19,556	12,489

	2004	2003	2002

Basic and diluted net loss per share:
Continuing operations	$(0.10)	$(0.79)	$(2.41)

Discontinued operations	—	(0.32)	(0.63)

Basic and diluted net loss per share	$(0.10)	$(1.11)	$(3.04)

(14)            Shareholders’ Equity

In February 2003, we finalized an agreement with Sun Mackie, an affiliate of Sun Capital Partners, Inc., a private investment firm, whereby Sun Mackie, purchased approximately 14.4 million shares of our common stock for $10.0 million.  Sun Mackie acquired approximately 7.4 million of these shares from certain selling shareholders.  It acquired approximately 7.0 million newly issued shares directly from the Company for approximately $3.6 million.  In March 2003, Sun Mackie provided $4.0 million for a note payable and warrants to purchase 1.2 million shares of common stock at $0.01 per share.  In August 2004, we executed an Exchange Agreement whereby we exchanged our entire debt to Sun Mackie for 2,480,155 shares of common stock valued at $1.95 per share.  We recognized a loss on early extinguishment of debt with this transaction of $0.5 million representing the difference in the carrying value of the debt and the fair value of the common stock issued.  The warrants to purchase 1.2 million shares of common stock were still outstanding after this transaction.

During July 2003, our board of directors adopted the 2003 Stock Option Plan (the 2003 Plan), authorizing options to purchase 1,728,000 shares of common stock.  The 2003 Plan calls for options to be non-qualified stock options with exercise prices equal to the fair market value of the stock on the date granted.  Options generally vest over a five-year period and expire on the earlier of ten years from grant date or three months from termination. If an option holder is terminated for Cause, as defined, the options would terminate a day prior to termination. At December 31, 2004, 653,000 shares of common stock were available for future grants under the 2003 Plan.

The Company also has a 1995 Stock Option Plan (the 1995 Plan), which authorized 6.5 million shares of common stock for grants. The exercise price of incentive stock options granted under the 1995 Plan may not be less than the fair market value of the common stock on the date of grant. The exercise price of nonqualified stock options granted under the plan may be greater or less than the fair market value of the common stock on the date of grant, as determined by the stock option committee of the board of directors at its discretion. Options generally vest over a four to five-year period and expire no later than ten years after the date of grant. At December 31, 2004, 3,188,000 shares of common stock were available for future grants under the 1995 Plan.

In February 2003, as part of a separation agreement with a former founder and director, we repriced options to purchase 330,000 shares with an average exercise price of $6.27 to a new exercise price of $1.02 in exchange for a non-compete agreement valued at $285,000.

In connection with the acquisitions of Mackie Belgium and EAW during 2001 and 2000, respectively, certain key employees of these entities were granted a total of 399,998 non-qualified stock options with an exercise price of $0.01. These options were linked to continued employment and vested ratably over a two-year period from the respective grant date. We recognized compensation expense related to these options on a straight-line basis over the two-year vesting period.

The following table summarizes the stock option activity for the three-year period ended December 31, 2004:

	Shares subject to option	Weighted average exercise price
	(In thousands)

Options outstanding at December 31, 2001	4,746	$5.66
Granted	522	3.56
Forfeited	(1,185)	5.84
Exercised	(132)	0.01
Options outstanding at December 31, 2002	3,951	5.26
Granted	1,250	1.05
Forfeited	(1,001)	5.37
Exercised	(116)	0.01
Options outstanding at December 31, 2003	4,084	3.67
Granted	125	2.20
Forfeited	(469)	4.16
Exercised	(50)	0.01
Options outstanding at December 31, 2004	3,690	$3.61

At December 31, 2004, 2003, and 2002 a total of 2,561,000, 2,459,000 and 2,685,000 options were exercisable, respectively. The weighted average exercise price of these options was $4.55, $4.97, and $5.73 respectively.

The following table summarizes information about options outstanding and exercisable at December 31, 2004:

	Options outstanding
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable
				Number exercisable	Weighted average exercise price
	(In thousands)			(In thousands)
$ 0.01	33	5.3	$0.01	33	$0.01
$ 1.02-1.77	1,525	7.4	1.05	603	1.04
$ 2.26-4.75	312	7.1	3.52	152	4.39
$ 5.06-6.50	1,618	2.1	5.63	1,571	5.64
$ 6.69-8.75	202	3.1	7.43	202	7.43
	3,690	4.8	$3.61	2,561	$4.55

(15)              Commitments and Contingencies

(a)                      Commitments

Our primary facility in Woodinville, Washington is owned by a company whose owners include three individuals each of whom was a significant shareholder and director in 2002 and part of 2003. Monthly rent expense on this facility as of December 31, 2004 was $69,000; the lease expires December 31, 2006. Annual rent expense under this lease was $832,000, $817,000 and $800,000 in 2004, 2003, and 2002. Taxes, insurance, utilities, and maintenance are our responsibility. Additionally, we lease other facilities in Woodinville, Washington as well as Whitinsville, Massachusetts and other sales and service offices at various sites in the United States, Canada, Europe, and Asia.

Future minimum rental payments under the equipment and facility leases at December 31, 2004, are as follows (in thousands):

2005	$2,179
2006	1,567
2007	666
2008	222
2009	—

Total rent expense for 2004, 2003, and 2002 was $2.1 million, $2.2 million, and $3.0 million, respectively.

(b)                      Contingencies

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

(16)              Segment and Geographic Information

As of December 31, 2004, our major operations outside the U.S. include a sales and support office in the United Kingdom.  Certain geographic information for continuing operations for the three years ended December 31, 2004 is presented in the table that follows. Sales between affiliated entities are excluded from these amounts. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. The profit on transfers between geographic areas is not recognized until sales are made to nonaffiliated customers.

Sales to customers outside of the U.S. approximated 42%, 37%, and 38% of net sales in 2004, 2003, and 2002, respectively.

	2004	2003	2002
	(In thousands)
Net sales:
U.S.	$71,590	$82,046	$99,444
Non-U.S.	51,686	48,720	59,918
	$123,276	$130,766	$159,362

(17)                    Quarterly Financial Data (Unaudited) (In thousands, except per share data)

	2004
	First	Second	Third	Fourth
Net Sales	$25,681	$30,531	$31,041	$36,023
Gross Profit	6,912	10,295	10,348	13,794
Net Income (Loss)	(3,954)	(957)	(603)	3,223
Basic Income (Loss) per share	(0.19)	(0.05)	(0.03)	0.13
Diluted Income (Loss) per share	(0.19)	(0.05)	(0.03)	0.13

	2003
	First	Second	Third	Fourth (a)
Net Sales	$32,746	$35,653	$33,457	$28,910
Gross Profit	6,741	8,734	6,665	7,170
Loss from continuing operations	(6,402)	(2,417)	(2,797)	(3,796)
Loss from discontinued operations	(1,992)	(1,835)	(507)	(2,049)
Net loss	(8,394)	(4,252)	(3,304)	(5,845)
Basic and diluted loss per share	(0.54)	(0.21)	(0.16)	(0.28)

(a)                Inventory adjustment of approximately $0.9 million related to products no longer marketable and excess material was recorded in the fourth quarter of 2003.

(18)              Subsequent Events (unaudited)

On March 4, 2005, in accordance with an Acquisition Agreement, we acquired 100% of the shares of St. Louis Music, Inc., a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products. The Company believes the acquisition will further diversify the Company’s product offerings to help acquire, retain and extend relationships with customers.  Our total purchase price was approximately $39.9 million consisting of $34.2 million in cash; a commitment to pay $3.0 million in two years; $1.2 million in LOUD stock; and estimated transaction costs of $1.5 million.  The $3.0 million future commitment is subject to adjustments to St. Louis Music’s working capital as of the transaction date.  This commitment is guaranteed by the Company and Sun Capital Partners III QP, LP, an affiliate of Sun Capital Partners and LOUD’s principal shareholder. St. Louis Music, Inc. is a wholly owned subsidiary of SLM Holding Corp., a wholly owned subsidiary of LOUD Technologies Inc.

To finance this transaction, an interim holding company of St. Louis Music, Inc. obtained a $40.0 million revolving short-term demand credit facility from a bank. Sun Capital Partners III QP, LP and SLM Holding Corp. have guaranteed this bridge loan which is payable upon demand. The loan bears interest at prime plus 0.5%, payable monthly, and is secured by substantially all of the assets of St. Louis Music and SLM Holding Corp. LOUD intends to refinance its existing credit facilities (including the holding company facility) and to extinguish Sun Capital Partners III QP’s guarantee in the near term.

The total purchase price has been allocated to the assets acquired and liabilities assumed, based on our estimate of their respective fair values at acquisition date.  The accounting for the purchase price allocation is preliminary and is subject to possible adjustments based on obtaining audited statements of St. Louis Music as of the acquisition date and completion of an appraisal of the assets and liabilities as of the acquisition date.

The following unaudited condensed balance sheet data presents the preliminary assessment of the fair value of the assets acquired and liabilities assumed:

Accounts receivable	12,500
Inventory	16,400
Property & equipment	3,200
Other assets	400
Goodwill and intangible assets	10,100
Current liabilities assumed	(2,700)
Total consideration	$39,900

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

The information required by Part III (Items 10 - 14) will be included in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           Documents filed as part of this report:

1. Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2004

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for each of the years in the three-year period ended December 31, 2004

Consolidated Statement of Cash Flows for each of the years in the three-year period ended December 31, 2004

Notes to Consolidated Financial Statements

All financial statement schedules are omitted since the required information is not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

(b)                                 Exhibits:  See Index to Exhibits on Page 50.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUD TECHNOLOGIES INC.

By:	/s/ James T. Engen
James T. Engen President, Chief Executive Officer and Director

Date:	March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2003.

Signature	Title

/s/ James T. Engen	President, Chief Executive Officer and Director
James T. Engen

/s/ Timothy P. O’Neil	Chief Financial Officer, Vice President, Secretary and
Timothy P. O’Neil	Treasurer (Principal Financial and Accounting Officer)

/s/ Marc J. Leder	Director, Chairman of the Board and Vice President
Marc J. Leder

/s/ Clarence E. Terry	Director and Vice President
Clarence E. Terry

/s/ R. Lynn Skillen	Director and Vice President
R. Lynn Skillen

/s/ Rodger Krouse	Director and Vice President
Rodger Krouse

/s/ C. Deryl Couch	Director, Vice President and Assistant Secretary
C. Deryl Couch

/s/ T. Scott King	Director and Vice President
T. Scott King

/s/ Jon W. Gacek	Director
Jon W. Gacek

/s/ George Rea	Director
George Rea

/s/ C. Daryl Hollis	Director
C. Daryl Hollis

INDEX TO EXHIBITS

Exhibits	Description

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

2.7

Agreement by and among LOUD Technologies Inc., Mackie Designs (Netherlands) B.V. and Knight Italia S.p.A. Incorporated by reference to Exhibit 2.8 to Current Report on Form 8-K dated December 10, 2003.

2.8	Irrevocable Offer Letter from Knight Italia S.p.A. Incorporated by reference to Exhibit 2.9 to Current Report on Form 8-K dated December 10, 2003.

2.9	Irrevocable Offer Letter from LOUD Technologies Inc. Incorporated by reference to Exhibit 2.10 to Current Report on Form 8-K dated December 10, 2003.

2.10	Concordato Preventivo Petition dated as of December 6, 2003, by Mackie Designs (Italy) S.p.A. Incorporated by reference to Exhibit 2.11 to Current Report on Form 8-K dated December 10, 2003.

2.11

Acquisition Agreement dated March 4, 2005 by and among SLM Merger Corp., SLM Holding Corp., LOUD Technologies Inc. and St. Louis Music, Inc. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated March 7, 2005.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.

3.1.1	Articles of Amendment to Article of Incorporation. Incorporated by reference to Exhibit 3.1.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

3.2	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to Annual Report as Form 10-K for the fiscal year ended December 31, 2002.

4.1	See Articles II, III, IV, IX, X and XI of Exhibit 3.1 and Articles I, V, VI and VII of Exhibit 3.2 confirming the rights of the holders of Common Stock.

10.1	Mackie Designs Inc. Third Amended and Restated 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.1.1	Mackie Designs Inc. 2003 Stock Option Plan. Incorporated by reference to Exhibit 10.1.1 to Registration Statement filed under the Securities Act of 1933 on Form S-8 dated July 15, 2003.

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

10.5.1

Amendment No. 2 and Waiver to Loan and Security Agreement, dated April X, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.5.1 to Annual Report on Form 10-K for fiscal year ended December 31, 2003.

10.5.2

Amendment No. 3 and Waiver to Loan and Security Agreement, dated August 3, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.5.2 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

10.5.3

Amendment No. 4 and Waiver to Loan and Security Agreement, dated October 25, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.5.3 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

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

10.18

Exchange Agreement dated August 3, 2004, among LOUD Technologies Inc., Sun Mackie, LLC, Randolph Street Partners V, and H.I.G. Partners, Inc. Incorporated by reference to Exhibit 10.19 to current Report on Form 8-K dated August 3, 2004.

*21.1	Subsidiaries of LOUD Technologies Inc.

*23.1	Consent of KPMG LLP,-Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Press release, dated January 20, 2005, issued by LOUD Technologies Inc. announcing its anticipated financial performance for the fourth quarter ended December 31, 2004. Incorporated by reference to Exhibit 99.1 to Current Report of Form 8-K dated January 20, 2005.

* Filed herewith