Form 10-Q
period 2005-03-31
LOUD TECHNOLOGIES INC
filed 2005-05-17
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	22,568,316
Class	Number of Shares Outstanding (as of April 29, 2005)

LOUD TECHNOLOGIES INC.

FORM 10-Q

For the quarter ended March 31, 2005

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share amounts)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$772	$450
Accounts receivable, net	29,420	16,800
Income taxes receivable	—	30
Inventories, net	42,696	27,959
Prepaid expenses and other current assets	2,443	2,861
Total current assets	75,331	48,100

Property, plant and equipment, net	10,284	7,381
Goodwill	5,075	—
Other intangible assets, net	12,882	5,128
Other assets, net	62	186
Total assets	$103,634	$60,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$49,152	$11,826
Accounts payable	14,768	17,679
Accrued liabilities	10,751	6,972
Income taxes payable	1,521	1,466
Current portion of long-term debt	477	300
Current portion of payable to former Italian subsidiary	3,000	7,587
Total current liabilities	79,669	45,830

Long-term debt, excluding current portion	11,417	11,612
Other liabilities	4,700	33
Total liabilities	95,786	57,475

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 22,568,316 and 22,138,191 shares at March 31, 2005 and December 31, 2004	39,983	38,778
Accumulated deficit	(32,135)	(35,458)
Total shareholders’ equity	7,848	3,320
Total liabilities and shareholders’ equity	$103,634	$60,795

See accompanying notes to condensed consolidated financial statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004

Net sales	$39,945	$25,681
Cost of sales	26,610	18,769
Gross profit	13,335	6,912

Operating expenses:
Selling, general and administrative	9,545	8,292
Research and development	1,955	1,972
Total operating expenses	11,500	10,264

Operating income (loss)	1,835	(3,352)

Other income (expense):
Interest income	29	—
Interest expense	(862)	(761)
Management fee	(328)	(100)
Other	(152)	264
Total other (expense)	(1,313)	(597)

Income (loss) before income taxes and discontinued operations	522	(3,949)

Provision for income taxes	26	5

Income (loss) from continuing operations	496	(3,954)

Recognized gain on discontinued operations, net of income tax expense of $58	2,827	—

Net income (loss)	$3,323	$(3,954)

Basic and diluted net income (loss) per share:

Basic and diluted net income (loss) from continuing operations	$0.02	$(0.19)
Basic and diluted net income from discontinued operations	0.12	—
Basic and diluted net income (loss) per share	$0.14	$(0.19)

Shares used in computing basic and diluted net income (loss) per share:
Basic	23,495	20,891
Diluted	24,264	20,891

See accompanying notes to condensed consolidated financial statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net income (loss)	$3,323	$(3,954)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	883	768
Gain on asset dispositions	—	(111)
Deferred stock compensation	15	14
Recognized gain on discontinued operations	(2,887)	—
Non-cash interest expense	57	245
Changes in operating assets and liabilities:
Accounts receivable	(667)	1,689
Inventories	1,516	2,040
Prepaid expenses and other current assets	735	(1,810)
Other assets	141	121
Accounts payable and accrued expenses	(8,039)	2,827
Income taxes payable	55	61
Other long term-liabilities	2,967	(10)
Net cash provided by (used in) operating activities	(1,901)	1,880

Investing activities
Purchases of property, plant and equipment	(463)	(839)
Proceeds from sales of property, plant and equipment	—	752
Acquisition of St. Louis Music, Inc.	(34,565)	—
Net cash used in investing activities	(35,028)	(87)

Financing activities
Payments on long-term debt	(75)	(764)
Net proceeds (payments) on bank line of credit and short-term borrowings	37,326	(1,555)
Net cash provided by (used in) financing activities	37,251	(2,319)

Increase (decrease) in cash and cash equivalents	322	(526)

Cash and cash equivalents at beginning of period	450	757
Cash and cash equivalents at end of period	$772	$231

See accompanying notes to condensed consolidated financial statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three months ended March 31, 2005

(unaudited)

(In thousands)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2004	22,138	$38,778	$(35,458)	$3,320
Stock options exercised	33	—	—	—
Shares issued - acquisition of St. Louis Music, Inc.	397	1,190	—	1,190
Amortization of deferred stock compensation	—	15	—	15
Net income	—	—	3,323	3,323
Balance at March 31, 2005	22,568	$39,983	$(32,135)	$7,848

See accompanying notes to condensed consolidated financial statements.

LOUD TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1.              Description of Business

We develop, manufacture and sell high-quality, affordable digital and analog audio mixers, speakers, guitar and bass amplifiers, branded musical instruments and related accessories, and other professional audio equipment on a worldwide basis. Our products are used by professional musicians, sound installation contractors and broadcast professionals both in sound recordings, live presentations systems and installed sound contractors. We distribute our products primarily through retail dealers, mail order outlets and installed sound contractors.  We have our primary operations in the United States with smaller operations in the United Kingdom, Canada, China and Japan.

On March 4, 2005, we acquired 100% of the shares of St. Louis Music, Inc., a Missouri based manufacturer, distributor and importer of branded musical instruments and professional audio products.  This transaction is explained in more detail in Note 10 to these financial statements.

2.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by LOUD Technologies Inc. (“LOUD” or the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial statements and includes the accounts of the Company and its subsidiaries. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.  In our opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of future financial results.

Revenue Recognition

Revenues from sales of products, net of sales discounts, returns and allowances, are generally recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection of the resulting receivable is considered probable. Products are generally shipped “FOB shipping point” with no right of return. We do have some dealers who finance their purchases through finance companies.  We have manufacturer’s repurchase agreements with the finance companies and defer the revenue and related cost of goods sold of these sales at the time of the sale.  We then recognize the revenue and related cost of goods sold from these sales when the right of return no longer exists.  Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contigencies have been satisfied or the contigent period has lapsed. We generally warrant our products against defects in materials and workmanship for periods of between one and six years. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

Stock-Based Compensation

Stock-based employee compensation plans are accounted for using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including SFAS Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price or if options were issued to non-employees.

We have elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123.

SFAS No.123, as amended, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, we apply the existing accounting rules under APB No. 25 and provide pro forma net loss and pro forma loss per share disclosures for stock-based awards made as if the fair value method defined in SFAS No. 123 have been applied.

The following table summarizes relevant information as to the reported amounts under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123 have been applied:

	Three months ended March 31,
	2005	2004
	(in thousands)

Net income (loss):
As reported	$3,323	$(3,954)
Less: Stock-based employee compensation determined under fair-value based method	(126)	(214)
Pro forma	$3,197	$(4,168)

Basic net income (loss) per share:
As reported	$0.14	$(0.19)
Pro forma	$0.14	$(0.20)

Diluted net income (loss) per share:
As reported	$0.14	$(0.19)
Pro forma	$0.13	$(0.20)

Concentration of Credit and Supply Risk

We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the U.S.  Where we are exposed to material credit risk, we generally require letters of credit, advance payments, or carry foreign credit insurance.  No individual country outside of the U.S. accounted for more than 10% of net sales from continuing operations in any of the periods presented.  Sales to U.S. customers are generally on open credit terms.  In the U.S., we primarily sell our products through third-party resellers and experience individually significant annual sales volumes with major resellers.  For the three months ended March 31, 2005 and 2004, we had sales to one customer of $5.4 million and $2.6 million, or 13.4% and 10.0%, respectively of consolidated net sales.

Many of our products are currently being manufactured exclusively by contract manufacturers on our behalf.  For the three months ended March 31, 2005 and 2004, net sales of products manufactured by one manufacturer were $14.4 million, or 36.1%, of consolidated net sales, and net sales from another manufacturer were $5.6 million, or 14.0%, of consolidated net sales. Net sales for the three months ended March 31, 2004 for the same manufacturers were $6.8 million, or 26.5%, and $0.6 million, or 2.3%, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity's statement of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts for the three months ended March 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. The Company has completed a preliminary evaluation of the impact of adopting SFAS 123R and estimates that it will have a material impact on income from operations for the year ended December 31, 2006. This estimate is based on preliminary information available to the Company and could materially change based on actual facts and circumstances arising during the year ended December 31, 2006.

Accounting for Acquisitions

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions.  Our process to determine the fair value of trademarks, customer relationships, developed technology includes the use of estimates including: the potential impact on operating results if the revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs willing to be incurred to purchase the capabilities gained through the developed technology and appropriate discount rates based on the particular business's weighted average cost of capital.  We are still in the process of finalizing the estimated fair value of the purchased assets and liabilities related to the acquisition of St. Louis Music.  We expect to complete this process, including assessing if St. Louis Music represents a separate reporting unit for purposes of measuring potential impairment of goodwill in the second quarter of 2005.

3.              Discontinued Operations

In December 2003, we placed our wholly owned Italian subsidiary, Mackie Designs (Italy) S.p.A. (“Mackie Italy”), into an Italian form of court-supervised liquidation and sold all of the shares of Mackie Italy.  Mackie Italy was a manufacturer of many of our speaker products, which were purchased by the Company for subsequent sale outside of Italy.  At the time of the sale, the Company owed Mackie Italy approximately $9.2 million related to the purchase of goods in the normal course of business.  During 2004, we made payments to Mackie Italy of approximately $1.6 million, lowering our liability to $7.6 million at December 31, 2004.  Additionally, Mackie Italy has a payable to a separate wholly owned subsidiary of the Company for approximately $2.7 million, which was fully reserved at the date of sale in 2003.

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million.  This proposal was accepted in May 2005.  Under the terms of the settlement agreement, we issued a stand-by letter of credit to Mackie Italy for $1.0 million, and we committed to make further payments of $1.5 million during the remainder of 2005 and $2.2 million during 2006.  We recognized a gain on discontinued operations of $2.9 million in the first quarter of 2005.

4.              Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2005 and 2004. Stock options to purchase 2,511,000 and 3,902,000 shares in 2005 and 2004, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive. Included in the denominator for computation of basic and diluted net income (loss) per share are 1.2 million warrants and 11,481 vested stock options with an exercise price of $.01 which are considered outstanding common shares.

	Three months ended March 31,
	2005	2004
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$496	$(3,954)
Net income from discontinued operations	2,827	—
Numerator for basic and diluted net income (loss) per share	$3,323	$(3,954)

Denominator:
Weighted average shares outstanding	22,283	19,608
Dilutive potential common shares from outstanding stock options and warrants	1,212	1,283
Denominator for basic net income (loss) per share – weighted average shares	23,495	20,891

Basic weighted average shares outstanding	23,495	20,891
Dilutive shares	769	—
Denominator for diluted net income (loss) per share – weighted average shares	24,264	20,891

Basic and diluted net income (loss) per share:
Continuing Operations	$0.02	$(0.19)
Discontinued Operations	0.12	—
Basic and diluted net income (loss) per share	$0.14	$(0.19)

5.              Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)

Raw materials	$4,542	$3,951
Work in process	1,206	657
Finished goods	36,948	23,351
	$42,696	$27,959

6.              Intangible Assets

Intangible assets consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Trademarks	$5,930	$1,380
Developed technology	5,470	5,200
Customer relationships	3,080	—
Covenant not to compete	285	285
	14,765	6,865
Less accumulated amortization	(1,883)	(1,737)
	$12,882	$5,128

Amortization expense for intangible assets was $147,000 and $106,000 for the three month periods ended March 31, 2005 and 2004, respectively.

Expected future amortization expense related to intangible assets for the next five years is as follows (in thousands):

Year Ending March 31:
2006	$903
2007	816
2008	816
2009	816
2010	811

7.              Financing

(a)          Short-term borrowings

We have a revolving line of credit to borrow up to $25.0 million limited to a percentage of eligible collateral through March 2006.  Interest is due monthly and is based on the banks prime rate or LIBOR plus a specified margin.  At March 31, 2005, the average interest rate was 6.25%.  This revolving line of credit is secured by substantially all U.S. assets (excluding St. Louis Music, Inc.) and accounts receivable of our U.K. subsidiary.  At March 31, 2005, we had an outstanding balance on this line of credit of $16.0 million and available borrowing capacity of $3.2 million.

We also have a revolving short-term demand credit facility of $40.0 million guaranteed by Sun Capital Partners III QP, LP, to finance the acquisition of St. Louis Music, Inc. and for future working capital requirements.  Interest is due monthly and is based on the banks prime rate or LIBOR plus a specified margin.  At March 31, 2005, the average interest rate was 4.5%.  At March 31, 2005, we had an outstanding balance on this line of credit of $33.1 million and available borrowing capacity of $6.9 million.

The Company intends to refinance all of its existing credit facilities and to extinguish Sun Capital Partners III, QP’s guarantee in the near term.

(b)          Long-term debt

At March 31, 2005 and December 31, 2004, our long-term debt consisted of the following, in thousands:

	March 31, 2005	December 31, 2004
	(In thousands)

U.S. term loan	$477	$552
U.S. subordinated note payable	11,417	11,360
	11,894	11,912
Less: current portion	(477)	(300)
Long-term portion of debt	$11,417	$11,612

Our U.S. term loan is payable in monthly payments of $25,000.  This loan and the $25.0 million line of credit held by the same financial institution are both secured by substantially all of the assets of the Company (excluding St. Louis Music, Inc.), and are both senior to other long-term debt.  The term loan bears interest at the bank’s prime rate plus a specified margin.  This rate was 6.5% at March 31, 2005.  The principal is due March 2006.

In March 2003, we obtained a note payable for $11.0 million with another lender, which is subordinate to the $25.0 million line of credit.  Interest accrues at a rate of 10%.  Prior to March 2005, 8% was paid monthly while the remaining 2% was paid monthly if there was a specific availability on our line of credit.  At March 31, 2005 we have added a total of $417,000 in accrued interest to the note payable.  In March 2005, we signed a loan amendment that now requires us to pay the 10% interest monthly.  The principal is due in May 2006.

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

The warranty liability is summarized as follows (in thousands):

	Three months ended March 31,
	2005	2004

Balance, beginning of period	978	1,081
Charged to cost of sales	568	682
Applied to liability	(316)	(696)
Balance, end of period	1,230	1,067

9.              Contingencies

We are involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

10.       Business Combinations

On March 4, 2005, in accordance with an acquisition agreement, we acquired 100% of the shares of St. Louis Music, Inc. (“St. Louis”), a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products.  The Company believes the acquisition of St. Louis Music will further diversify the Company’s product offerings to help acquire, retain and extend relationships with customers.  Our total purchase consideration was approximately $44.7 million, consisting of $34.2 million in cash, a commitment to pay $3.0 million in two years, $1.2 million in shares of LOUD common stock valued using the February 18, 2005 closing price, liabilities assumed of $5.0 million and estimated transaction costs of $1.3 million (including approximately $0.4 million to Sun Capital Partners, Inc.).  The $3.0 million future commitment is guaranteed by the Company and Sun Capital Partners III QP, LP, an affiliate of Sun Capital Partners Inc. and Sun Mackie, LLC, the Company’s principal shareholder. The St. Louis Music acquisition was conducted through SLM Holding Corp., a wholly owned subsidiary of the Company. Included in the Company's results of operations for the three months ended March 31, 2005, are the earnings of St. Louis Music, Inc. for the period March 5 through March 31, 2005.

In connection with the acquisition, the purchase price was preliminarily allocated as follows (this allocation has not been finalized, as we have not determined the fair value of all assets purchased from the acquisition and we have estimated our transaction costs ):

Accounts receivable	$11,953
Inventories	16,253
Prepaid expenses and other current assets	287
Property, plant and equipment	3,177
Goodwill	5,075
Trademarks (estimated life of 20 years)	4,550
Developed technology (estimated life of 5 years)	270
Customer relationships (estimated life of 15 years)	3,080
Other assets	17

Total assets	$44,662

Accounts payable	$2,610
Accrued liabilities (including unpaid estimated transaction costs and remaining amount due to sellers)	6,297

Total liabilities	8,907

Common stock issued	1,190

Cash consideration paid, net of $88 cash acquired	$34,565

Goodwill of $5.1 million, representing the excess of the purchase consideration over the fair value of tangible and identifiable intangible assets acquired, will not be amortized, consistent with the guidance in SFAS 142. Amortization of the entire $5.1 million is expected to be deductible for tax purposes.

The following unaudited pro forma information represents the results of operations for LOUD and St. Louis Music, Inc. for the quarters ended March 31, 2005 and 2004, as if the acquisition had been consummated as of January 1, 2005 and January 1, 2004, respectively.  Included in the 2005 numbers are $2.1 million of transaction expenses that relate to the purchase of St. Louis Music, Inc. that are nonrecurring in nature.  This pro forma information does not purport to be indicative of what may occur in the future:

	Three months ended March 31,
	2005	2004
	(in thousands, except per share data)

Net sales	$56,533	$46,810
Gross profit	17,591	11,989
Net income (loss)	1,976	(3,786)
Basic net income (loss) per share	$0.08	$(0.18)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. This discussion contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Actual results could differ materially from those discussed herein. The cautionary statements made in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K should be read as being applicable to all forward-looking statements wherever they appear. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning.

Overview

LOUD Technologies Inc., a Washington corporation incorporated on November 16, 1988 under the name Mackie Designs Inc., engineers, manufactures and markets professional audio reproduction and recording equipment and software under the brand names Mackie, TAPCO, SIA, EAW and EAW Commercial.  We changed our name to LOUD Technologies, Inc. on September 15, 2003.

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

On March 4, 2005, in accordance with an acquisition agreement, we acquired 100% of the shares of St. Louis Music, Inc. (“St Louis”), a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products.  The Company believes the acquisition of St. Louis Music will further diversify the Company’s product offerings to help acquire, retain and extend relationships with customers.  Our total purchase consideration was approximately $44.7 million, consisting of $34.2 million in cash; a commitment to pay $3.0 million in two years; $1.2 million shares of LOUD common stock valued using the February 18, 2005 closing price, liabilities assumed of $5.0 million and estimated transaction costs of $1.3 million.  The $3.0 million future commitment is guaranteed by the Company and Sun Capital Partners III QP, LP, an affiliate of Sun Capital Partners Inc. and Sun Mackie, LLC, the Company’s principal shareholder.  The St. Louis Music acquisition was conducted through SLM Holding Corp., a wholly owned subsidiary of the Company.

In December 2003, we placed our wholly owned Italian subsidiary, Mackie Designs (Italy) S.p.A. (“Mackie Italy”) into an Italian form of court-supervised liquidation and sold all of the shares of Mackie Italy.  Mackie Italy was a manufacturer of many of our speaker products, which were purchased by the Company for subsequent sale outside of Italy.  At the time of the sale, the Company owed Mackie Italy approximately $9.2 million related to the purchase of goods in the normal course of business.  During 2004, we made payments to Mackie Italy of approximately $1.6 million, lowering our liability to $7.6 million at December 31, 2004.  Additionally, Mackie Italy has a payable to a separate wholly owned subsidiary of the Company for approximately $2.7 million, which was fully reserved at the date of sale in 2003.

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million.  This proposal was accepted in May 2005.  Under the terms of the settlement agreement, we issued a stand-by letter of credit to Mackie Italy for $1.0 million, and we committed to make further payments of $1.5 million during the remainder of 2005 and $2.2 million during 2006.  We recognized a gain on discontinued operations of $2.9 million in the first quarter of 2005.

Critical Accounting Policies and Judgments

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions.  Our process to determine the fair value of trademarks, customer relationships, developed technology includes the use of estimates including: the potential impact on operating results if the revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs willing to be incurred to purchase the capabilities gained through the developed technology and appropriate discount rates based on the particular business's weighted average cost of capital.  We are still in the process of finalizing the estimated fair value of the purchased assets and liabilities related to the acquisition of St. Louis Music.  We expect to complete this process, including assessing if St. Louis Music represents a separate reporting unit for purposes of measuring potential impairment of goodwill in the second quarter of 2005.

We believe there have been no additional significant changes in our critical accounting policies during the three months ended March 31, 2005 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2004.

Estimates and Assumptions Related to Financial Statements

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those affecting revenue recognition, the allowance for doubtful accounts, inventory valuation, intangible assets, income taxes and general business contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

	Three months ended March 31,
	2005	2004
Net sales	$39,945	$25,681
Gross profit	13,335	6,912

Selling, general and administrative	9,545	8,292
Research and development	1,955	1,972
Total operating expenses	11,500	10,264

Other expense	(1,313)	(597)
Provision for income taxes	26	5
Income (loss) from continuing operations	496	(3,954)
Recognized gain on discontinued operations	2,827	—
Net income (loss)	3,323	(3,954)

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Net Sales

Net sales from continuing operations increased by 55.5% to $39.9 million during the three months ended March 31, 2005 from $25.7 million in the comparable period in 2004.  $6.1 million of this increase related to the acquisition of St. Louis Music, Inc., the remaining increase primarily related to increased product availability from our contract manufacturers and the introduction of new products.

We expect sales in future periods to be higher than sales in the current quarter primarily caused by the benefit of a complete quarter of sales from St. Louis Music, Inc.

Gross Profit

Gross profit increased to $13.3 million, or 33.4% of net sales, in the three months ended March 31, 2005 from $6.9 million, or 26.9% of net sales, in the three months ended March 31, 2004.   The increase in gross profit percentage is primarily a result of improved margins in the first quarter of 2005 as we recognize the benefit of lower costs in outsourcing our production oversees.  There was also a percentage decrease in costs such as freight, warehousing and warranty expense in the first quarter 2005 compared to 2004.

We expect our gross margin percentage to slightly decrease in future quarters primarily caused by a complete quarter of sales of St. Louis Music, Inc.’s products with lower margin percentages.

Selling, General and Administrative

Selling, general and administrative expenses increased by $1.2 million to $9.5 million in the three months ended March 31, 2005 from $8.3 million in the comparable period in 2004, of which $1.1 million was due to the acquisition of St. Louis Music, Inc., the remaining increase was primarily due to higher commission costs caused by higher revenues offset by decreases in telephone and utility expenses, lower allowances due to an improved accounts receivable aging and lower professional fees.

We expect our selling, general and administrative expenses to increase in future quarters with the addition of a complete quarter of expenses of St. Louis Music, Inc.

Research and Development

Research and development expenses were $2.0 million for both 2005 and 2004.  We have and will continue to invest in new products and improvements to existing products.  Accordingly, we anticipate our research and development costs will be higher the remainder of 2005 compared to 2004.

Other Income (Expense)

Net other expense was $1.3 million for the three months ended March 31, 2005 as compared to net other expense of $0.6 million for the three months ended March 31, 2004.  The primary causes of this fluctuation were a $0.2 million difference in foreign exchange loss, an increase in management fees of $0.2 million in the first quarter of 2005 as a result of higher EBITDA, the acquisition of St. Louis Music, Inc. and a difference in other income (expense) of $0.2 million primarily caused by a gain on sale of fixed assets of $0.1 million in the first quarter of 2004.

We expect other expense to increase in future quarters as a result of higher interest expense caused by the increase in debt as a result of the St. Louis Music, Inc. acquisition.

Income Taxes

Income tax expense for the first quarter of 2005 was $26,000 compared to $5,000 for the comparable period in 2004.  The primary component of the 2005 tax is from our U.S. entities.  The amount is computed by applying the Alternative Minimum Tax rate to the taxable income we are unable to apply towards our NOLs.  The 2004 taxes primarily relate to our non-U.S. subsidiaries.  No benefit was recognized in connection with our 2004 losses as recognition of such benefits depended on future profits, which are not assumed.

Recognized Gain on Discontinued Operations

In March 2005, we recognized a $2.8 million gain from the discontinued operations of our former Italian subsidiary, net of tax of $0.1 million.   This gain was a result of a settlement agreement with Mackie Italy to settle any net outstanding amounts owed by the Company.

Liquidity and Capital Resources

On March 4, 2005, in accordance with the acquisition agreement, we acquired 100% of the shares of St. Louis Music, Inc., a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products.  The Company believes the acquisition will further diversify the Company’s product offerings and to help acquire, retain and extend relationships with customers.

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company for $4.7 million.  This proposal was accepted in May 2005.  Under the terms of the settlement agreement, we issued a stand-by letter of credit to Mackie Italy for $1.0 million, and we committed to make further payments of $1.5 million during the remainder of 2005 and $2.2 million during 2006.  We recognized a gain on discontinued operations of $2.9 million in the first quarter of 2005.

As of March 31, 2005, we had cash and cash equivalents of $772,000 and total debt and short-term borrowings of $61.0 million.  At March 31, 2005 we had availability of $3.2 million on our revolving line of credit, and $6.9 million on our demand line of credit.

Net Cash (Used) Provided by Operating Activities

Cash used by operating activities was $1.9 million in the three months ended March 31, 2005, compared to cash provided of $1.9 million for the comparable period in 2004. Net cash used by operating activities in the first three months of 2005 was primarily attributable to decreases in accounts payable and other accrued expenses, and the recognized gain on discontinued operations of Mackie Italy, partially offset by decreases in inventories and prepaid and other current assets.  In the first three months of 2004, cash provided by operating activities was primarily attributable to a decrease in inventories, accounts receivable and other assets, and an increase in accounts payable and other accrued expenses, partially offset by an increase in prepaid expenses and other current assets.

Net Cash Used in Investing Activities

Cash used in investing activities was $35.0 million for the first three months of 2005 and $0.1 million for the first three months of 2004. The cash used in investing activities in 2005 was primarily related to the acquisition of St. Louis Music, Inc. of $34.6 million.  Additionally, in 2005 and 2004, $0.5 million and $0.8 million respectively, consisted of purchases of capital expenditures for tooling used in manufacturing by our contract manufacturers.  In 2004, this amount was offset by cash received of $0.7 million from the sale of manufacturing equipment in our Woodinville location.

As part of our third party manufacturing agreements, many of our contract manufacturers require that we invest in tooling equipment prior to the start of manufacture.  Accordingly, we anticipate capital spending at the same level or higher in each of the remaining quarters of 2005.

Net Cash (Used in) Provided by Financing Activities

Cash provided by financing activities was $37.3 million during the first three months of 2005, compared to cash used of $2.3 million during the first three months of 2004.  Financing activities during the first quarter of 2005 related primarily to the acquisition of St. Louis Music, Inc. resulting in a new demand credit facility of $35.1 million.  In addition, this increase was due to net borrowings on our line of credit of $2.2 million.  Financing activities in the first quarter of 2004 relate primarily to payments on our long-term debt of $0.8 million and net repayments on our line of credit of $1.6 million.

Payments and Proceeds from Long-term Debt, Line of Credit and Other Short-term Borrowings

We borrowed $35.1 million on a revolving short-term demand credit facility, guaranteed by Sun Capital Partners III QP, LP, to finance the acquisition of St. Louis Music, Inc.

Under the terms of the line of credit and subordinated loan agreements, we are required to maintain certain financial ratios, such as a cumulative EBITDA calculation. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit.

Ability to stay in compliance with debt covenants

We have entered into amendments of our line of credit and term loans in April, August and October of 2004, which have revised debt covenants.  The key financial covenants are achievement of certain EBITDA targets for the term of the agreement.  The October agreement requires us to meet the EBITDA target for the previous twelve months measured quarterly beginning March 31, 2005.  We met this target at March 31, 2005 and believe we will meet this target each quarter thereafter in 2005.

Commitments

We had the following material contractual commitments related to operating leases for equipment facilities at March 31, 2005.  In addition, we had material obligations related to short-term and long-term debt arrangements, excluding our accounts payable and accrued liabilities of $28.5 million at March 31, 2005:

	Total	Less than 1 year	1-3 years

Operating leases	$5,143	$2,639	$2,504
Lines of credit	49,152	49,152	—
Payable to former Italian Subsidiary	4,700	3,000	1,700
Other liabilities	3,000	—	3,000
Short-term and long-term debt	11,894	477	11,417
Total	$73,889	$55,268	$18,621

We believe we have adequate resources to meet our obligations as they come due through December 31, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however, we did not have any derivative financial instruments as of

March 31, 2005.

At March 31, 2005, we had variable rate lines of credit with outstanding balances of $49.1 million. As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the quarter ended March 31, 2005, an increase in the average interest rate of 10%, i.e. from 5.37% to 5.91%, would have resulted in an approximately $37,000 decrease in net income before income taxes.  The fair value of such debt approximates the carrying amount on the consolidated balance sheet at March 31, 2005.

Our non-U.S. subsidiaries have functional currencies of the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. These subsidiaries are located in the U.K. and Canada.  Income and expense items are translated at the average exchange rates prevailing during the period. A 10% decrease in the value of the U.S. dollar compared to the local currencies of our non-U.S. subsidiaries, throughout the quarter ended March 31, 2005, would have resulted in an approximately $50,000 decrease to net income before income taxes.

Item 4.  Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various legal proceedings and claims that arise in the ordinary course of business.  The outcome of any such matter is currently not determinable.

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

LOUD Technologies Inc.
(Registrant)

Dated: May 16, 2005	By:	/s/ James T. Engen
James T. Engen
President, Chief Executive Officer and Director

Dated: May 16, 2005	By:	/s/ Timothy P. O’Neil
Timothy P. O’Neil
Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.