Form 10-Q
period 2005-06-30
LOUD TECHNOLOGIES INC
filed 2005-08-15
CIK 946815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	22,573,316
Class	Number of Shares Outstanding (as of July 29, 2005)

LOUD TECHNOLOGIES INC.

FORM 10-Q

For the quarter ended June 30, 2005

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$930	$450
Accounts receivable, net of allowances of $1,975 and $1,671, respectively	30,002	16,800
Income taxes receivable	—	30
Inventories	38,979	27,959
Prepaid expenses and other current assets	2,174	2,861
Total current assets	72,085	48,100

Property, plant and equipment, net	9,630	7,381
Goodwill	866	—
Other intangible assets, net	12,654	5,128
Other assets	47	186
Total assets	$95,282	$60,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$48,020	$11,826
Accounts payable	13,097	17,679
Accrued liabilities	8,772	6,972
Taxes payable	1,355	1,466
Current portion of long-term debt	11,819	300
Current portion of payable to former Italian subsidiary	2,000	7,587
Total current liabilities	85,063	45,830

Long-term debt, excluding current portion	—	11,612
Long term portion of payable to former Italian subsidiary	1,200	—
Other liabilities	2,835	33
Total liabilities	89,098	57,475

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 22,573,316 at June 30, 2005 and 22,138,191 at December 31, 2004	40,009	38,778
Accumulated deficit	(33,825)	(35,458)
Total shareholders’ equity	6,184	3,320
Total liabilities and shareholders’ equity	$95,282	$60,795

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except for per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net sales	$54,290	$30,531	$94,235	$56,212
Cost of sales	38,642	20,236	65,252	39,005
Gross profit	15,648	10,295	28,983	17,207

Operating expenses:
Selling, general and administrative	12,865	8,492	22,410	16,784
Research and development	2,703	1,832	4,658	3,804
Total operating expenses	15,568	10,324	27,068	20,588

Operating income (loss)	80	(29)	1,915	(3,381)

Other income (expense):
Interest income	104	11	133	11
Interest expense	(1,442)	(882)	(2,304)	(1,643)
Management fee	(238)	(100)	(566)	(200)
Other	(177)	48	(329)	312
Total other (expense)	(1,753)	(923)	(3,066)	(1,520)

Loss before income taxes and discontinued operations	(1,673)	(952)	(1,151)	(4,901)

Provision for income taxes	17	5	43	10

Loss from continuing operations	(1,690)	(957)	(1,194)	(4,911)

Recognized gain on discontinued operations, net of income tax expense of $58	—	—	2,827	—

Net income (loss)	$(1,690)	$(957)	$1,633	$(4,911)

Basic and diluted net income (loss) per share:
Basic and diluted net loss from continuing operations	$(0.07)	$(0.05)	$(0.05)	$(0.24)
Basic and diluted net income from discontinued operations	—	—	0.12	—

Basic and diluted net income (loss) per share:	$(0.07)	$(0.05)	$0.07	$(0.24)

Shares used in computing basic and diluted net income (loss) per share:
Basic	23,771	20,891	23,634	20,891
Diluted	23,771	20,891	24,667	20,891

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2005	2004
	(In thousands)
Operating activities
Net income (loss)	$1,633	$(4,911)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,301	1,562
Non-cash interest expense	57	75
Gain on asset dispositions	—	(187)
Deferred stock compensation	29	29
Recognized gain on discontinued operations	(2,885)	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(1,114)	(164)
Inventories	7,676	2,444
Prepaid expenses and other current assets	1,004	(745)
Other assets	156	232
Accounts payable and accrued liabilities	(8,400)	3,327
Taxes payable	(111)	67
Other liabilities	(4)	(20)
Net cash provided by operating activities	342	1,709

Investing activities
Purchases of property, plant and equipment	(750)	(1,405)
Proceeds from sales of property, plant and equipment	—	826
Acquisition of St. Louis Music, Inc., including transaction fees paid	(35,168)	—
Net cash used in investing activities	(35,918)	(579)

Financing activities
Payments on long-term debt	(150)	(1,515)
Net borrowings under bank line of credit and short-term borrowings	36,194	—
Net proceeds from stock sales and exercise of stock options	12	—
Net borrowings on short-term borrowings	—	62
Net cash provided by (used in) financing activities	36,056	(1,453)

Increase (decrease) in cash and cash equivalents	480	(323)

Cash and cash equivalents at beginning of period	450	757
Cash and cash equivalents at end of period	$930	$434

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six months ended June 30, 2005

(In thousands)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2004	22,138	$38,778	$(35,458)	$3,320
Stock options exercised	38	12	—	12
Deferred stock compensation	—	29	—	29
Shares issued- acquisition of St. Louis Music, Inc.	397	1,190	—	1,190
Net income	—	—	1,633	1,633
Balance at June 30, 2005	22,573	$40,009	$(33,825)	$6,184

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc., (“St. Louis Music”), a Missouri based manufacturer, distributor and importer of branded musical instruments and professional audio products.  This transaction is explained in more detail in Note 10 to these financial statements.

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

Revenue Recognition

Revenues from sales of products, net of sales discounts, returns and allowances, are generally recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection of the resulting receivable is considered probable. Products are generally shipped “FOB shipping point” with no right of return. We do have some dealers who finance their purchases through finance companies.  We have manufacturer’s repurchase agreements with the finance companies and defer the revenue and related cost of goods sold of these sales at the time of the sale.  We then recognize the revenue and related cost of goods sold from these sales when the repurchase obligation no longer exists.  Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for periods of between one and six years. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

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

SFAS No.123, as amended, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as currently permitted, we apply the existing accounting rules under APB No. 25 and provide pro forma net income (loss) and pro forma income (loss) per share disclosures for stock-based awards made as if the fair value method defined in SFAS No. 123 have been applied.

The following table summarizes relevant information as to the reported amounts under the Company’s intrinsic value method of accounting for stock awards, with pro forma information as if the fair value recognition provisions of SFAS No. 123 have been applied:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income (loss):
As reported	$(1,690)	$(957)	$1,633	$(4,911)
Less: Stock-based employee compensation determined under fair-value based method	(135)	(189)	(261)	(403)
Pro forma	$(1,825)	$(1,146)	$1,372	$(5,314)

Basic net income (loss) per share:
As reported	$(0.07)	$(0.05)	$0.07	$(0.24)
Pro forma	$(0.08)	$(0.05)	$0.06	$(0.25)

Diluted net income (loss) per share:
As reported	$(0.07)	$(0.05)	$0.07	$(0.24)
Pro forma	$(0.08)	$(0.05)	$0.06	$(0.25)

Concentration of Credit and Supply Risk

We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the U.S.  Where we are exposed to material credit risk, we generally require letters of credit, advance payments, or carry foreign credit insurance.  No individual country outside of the U.S. accounted for more than 10% of net sales from continuing operations in any of the periods presented.  Sales to U.S. customers are generally on open credit terms.  In the U.S., we primarily sell our products through third-party resellers and experience individually significant annual sales volumes with major resellers.  For the three-month periods ended June 30, 2005 and 2004, we had sales to one customer of $8.4 million and $3.5 million, or 15.5% and 11.5%, respectively of consolidated net sales from continuing operations.  For the six-month periods ended June 30, 2005 and 2004, we had sales to the same customer of $13.0 million and $6.1 million, or 13.8% and 10.9%, respectively, of consolidated net sales from continuing operations.

Many of our products are currently being manufactured exclusively by contract manufacturers on our behalf.  For the three-month periods ended June 30, 2005 and 2004, net sales of products manufactured by one manufacturer were $14.4 million and $7.9 million, or 26.5% and 25.9%, respectively of consolidated net sales from continuing operations, while net sales of products manufactured by another manufacturer were $5.3 million and $3.3 million, or 9.8% and 10.8%, respectively of consolidated net sales from continuing operations.  For the six-month periods ended June 30, 2005 and 2004, net sales of products manufactured by one manufacturer were $28.8 million and $14.7 million, or 30.6% and 26.2%, respectively of consolidated net sales from continuing operations, while net sales of products manufactured by another manufacturer were $10.9 million and $3.9 million, or 11.6% and 6.9%, respectively of consolidated net sales from continuing operations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income.  The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005.  The Company is required to adopt SFAS 123R in the quarter ending March 31, 2006.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  See “Stock-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts for the six months ended June 30, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards.  The Company has completed a preliminary evaluation of the impact of adopting SFAS 123R and estimates that it will have a material impact on income from operations for the year ended December 31, 2006.  This estimate is based on preliminary information available to the Company and could materially change based on actual facts and circumstances arising during the year ended December 31, 2006.

Accounting for Acquisitions

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of trademarks, customer relationships, developed technology includes the use of estimates including: the potential impact on operating results if the revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology and appropriate discount rates based on the particular business’s weighted average cost of capital. Our process to determine the fair value of inventories acquired was to estimate the selling price of the inventories less the sum of costs to sell and a reasonable selling profit allowance. We expect to complete the process of assessing if St. Louis Music represents a separate reporting unit for purposes of measuring potential impairment of goodwill in 2005.

3.             Discontinued Operations

In December 2003, we placed our indirect wholly owned Italian subsidiary, Mackie Designs (Italy) S.p.A. (“Mackie Italy”), into an Italian form of court-supervised liquidation and sold all of the shares of Mackie Italy to a third party.  Mackie Italy was a manufacturer of many of our speaker products, which were purchased by the Company for subsequent sale outside of Italy.  At the time of the sale, the Company owed Mackie Italy approximately $9.2 million related to the purchase of goods in the normal course of business.  During 2004, we made payments to Mackie Italy of approximately $1.6 million, lowering our liability to $7.6 million at December 31, 2004.  Additionally, Mackie Italy has a payable to a separate wholly owned subsidiary of the Company for approximately $2.7 million, which was fully reserved at the date of sale in 2003.

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million.  This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005.  Under the terms of the settlement agreement, we issued a stand-by letter of credit to Mackie Italy for $1.0 million, and we committed to make further payments of $1.5 million during the remainder of 2005 and $2.2 million during 2006.  We recognized a gain on discontinued operations of $2.9 million in the first quarter of 2005.  During the second quarter of 2005, a payment of $1.0 million was made by the letter of credit, along with an additional payment of $0.5 million.

4.             Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2005 and 2004. Stock options to purchase 1,158,000 and 3,796,000 shares in 2005 and 2004, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive.  Included in the denominator for the computation of basic and diluted net income (loss) per share are 1,200,000 warrants and 5,709 vested stock options with an exercise price of $0.01, which are considered outstanding common shares.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(1,690)	$(957)	$(1,194)	$(4,911)
Net income from discontinued operations	—	—	2,827	—
Numerator for basic and diluted net income (loss) per share	$(1,690)	$(957)	$1,633	$(4,911)

Denominator:
Weighted average shares outstanding	22,571	19,622	22,428	19,615
Dilutive potential common shares from outstanding stock options and warrants	1,200	1,269	1,206	1,276
Denominator for basic net income (loss) per share – weighted average shares	23,771	20,891	23,634	20,891

Basic weighted average shares outstanding	23,771	20,891	23,634	20,891
Dilutive potential common shares from options and warrants	—	—	1,033	—
Denominator for diluted net income (loss) per share- weighted average shares	23,771	20,891	24,667	20,891

Basic and diluted net income (loss) per share:
Continuing operations	$(0.07)	$(0.05)	$(0.05)	$(0.24)
Discontinued operations	—	—	0.12	—
Basic and diluted net income (loss) per share	$(0.07)	$(0.05)	$0.07	$(0.24)

5.             Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
	(in thousands)

Raw materials	$3,915	$3,951
Work in process	1,211	657
Finished goods	33,853	23,351
	$38,979	$27,959

6.             Intangible Assets

Intangible assets consist of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Trademarks	$5,930	$1,380
Developed technology	5,470	5,200
Customer relationships	3,080	—
Covenant not to compete	285	285
	14,765	6,865
Less accumulated amortization	(2,111)	(1,737)
	$12,654	$5,128

Amortization expense for intangible assets was $227,000 and $106,000 for the three month periods ended June 30, 2005 and 2004, respectively.  Amortization expense for intangible assets was $374,000 and $212,000 for the six month periods ended June 30, 2005 and 2004, respectively.

Expected future amortization expense related to identifiable intangible assets for the next five years is as follows (in thousands):

Year ending June 30:
2006	$903
2007	816
2008	816
2009	816
2010	811

7.             Financing

(a)           Short-term borrowings

We have a revolving line of credit to borrow up to $25.0 million, limited to a percentage of eligible collateral, through March 2006.  Interest is due monthly and is based on the banks prime rate or LIBOR plus a specified margin.  At June 30, 2005, the average interest rate was 6.75%.  This revolving line of credit is secured by substantially all U.S. assets (excluding St. Louis Music) and accounts receivable of our U.K. subsidiary.  At June 30, 2005, we had an outstanding balance on this line of credit of $11.3 million and available borrowing capacity of $4.7 million.

A $40.0 million revolving short-term demand credit facility was obtained to finance the acquisition of St. Louis Music and for future working capital.  Sun Capital Partners III QP, LP has guaranteed $29.0 million of this credit facility and the remaining $11.0 million is limited to a percentage of eligible accounts receivable and inventories of St. Louis Music, Inc. Interest is due monthly and is based on the banks prime rate or LIBOR plus a specified margin.  At June 30, 2005, the average interest rate was 6.5%.  At June 30, 2005, we had an outstanding balance on this line of credit of $36.7 million and available borrowing capacity of $2.9 million.

The Company intends to refinance all of its existing credit facilities and to extinguish Sun Capital Partners III QP, LP’s guarantee in the near term.

(b)           Long-term debt

At June 30, 2005 and December 31, 2004, our long-term debt consisted of the following:

	June 30, 2005	December 31, 2004
	(in thousands)

U.S. term loan	$402	$552
U.S. subordinated note payable	11,417	11,360
	11,819	11,912
Less: current portion	(11,819)	(300)
Long-term portion of debt	$—	$11,612

Our U.S. term loan is payable in monthly payments of $25,000.  This loan and the $25.0 million line of credit held by the same financial institution are both secured by substantially all of the assets of the Company (excluding St. Louis Music, Inc.), and are both senior to other long-term debt.  The term loan bears interest at the bank’s prime rate plus a specified margin.  This rate was 7.0% at June 30, 2005.  The principal is due March 2006.

In March 2003, we obtained a note payable for $11.0 million with another lender, which is subordinate to the $25.0 million line of credit.  Interest accrues at a rate of 10%.  Prior to March 2005, 8% was paid monthly while the remaining 2% was paid monthly if there was a specific availability on our line of credit.  At June 30, 2005 we have added a total of $417,000 in accrued interest to the note payable.  In March 2005, we signed a loan amendment that now requires us to pay the 10% interest monthly.  The principal is due in May 2006.

Under the terms of the line of credit and subordinated loan agreements, we are required to maintain certain financial ratios, such as a cumulative EBITDA calculation. The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, a daily minimum excess availability amount and an annual capital expenditure limit.

Our subordinated debt requires us to meet a daily minimum excess availability target of $2.0 million on our revolving line of credit.  We failed to meet this target on April 27, 2005.  By not meeting this target, we were not required to make the April interest payment on our subordinated debt and the subordinated debt holder could charge us a default interest rate of 13%.  We requested and our senior debt holder granted us permission to make the April interest payment.

8.             Guarantees

In the ordinary course of business, we are not subject to any significant obligations under guarantees that fall within the scope of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others except for standard indemnification and warranty provisions and give rise only to the disclosure requirements prescribed by FIN No. 45.

Indemnification and warranty provisions contained within our sales agreements are generally consistent with those prevalent in our industry. The duration of product warranties is generally one to six years following delivery of products, with the exception of our Alvarez and Alvarez Yairi guitars, which have a limited lifetime warranty.

The warranty liability is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Balance, beginning of period	$1,230	$1,067	$978	$1,081
Charged to cost of sales	673	641	1,241	1,323
Applied to liability	(663)	(730)	(979)	(1,426)
Balance, end of period	$1,240	$978	$1,240	$978

9.             Commitments and Contingencies

We are involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

In May 2005, we entered into a new operating lease for our corporate headquarters and warehouse that expires in December 2011. The total future lease payments are $4.4 million.

10.          Business Combinations

On March 4, 2005, in accordance with an acquisition agreement, we acquired all of the shares of St. Louis Music, Inc. (“St. Louis”), a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products.  The Company believes the acquisition of St. Louis Music will further diversify the Company’s product offerings to help acquire, retain and extend relationships with customers.  Our total purchase consideration was approximately $43.3 million, consisting of $33.7 million in cash, a commitment to pay $3.0 million plus interest in two years which the present value as of the acquisition date is $2.8 million, $1.2 million in shares of LOUD common stock valued using the February 18, 2005 closing price, liabilities assumed of $3.9 million and estimated transaction costs of $1.7 million.  The $3.0 million future commitment is guaranteed by Sun Capital Partners III QP, LP, an affiliate of Sun Mackie, LLC, the Company’s principal shareholder. The St. Louis Music acquisition was conducted through SLM Merger Corp., an indirect wholly owned subsidiary of the Company.  Included in the Company’s results of operations are the operations of St. Louis Music for the period March 5 through June 30, 2005.

In connection with the acquisition, the purchase price has been allocated as follows (in thousands):

Accounts receivable	$12,088
Inventories	18,696
Prepaid expenses and other current assets	287
Property, plant and equipment	3,426
Goodwill	866
Trademarks (estimated life of 20 years)	4,550
Developed technology (estimated life of 5 years)	270
Customer relationships (estimated life of 15 years)	3,080
Other assets	17

Total assets	$43,280

Accounts payable	$2,610
Accrued liabilities (including remaining amount due to sellers and accrued transaction costs)	4,312

Total liabilities	6,922

Common stock issued	1,190

Cash consideration paid, net of $88 cash acquired and including $1,475 of transaction costs	$35,168

Changes to the purchase price allocation from those reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2005 are as follows (in thousands):  an increase to accounts receivable of $135 as a result of a change to the estimate of collectibility of accounts receivable, an increase to inventories of $2,443 as a result of adjusting them to fair value, an increase to property, plant and equipment of $249 as a result of adjusting them to fair value, a decrease to accrued liabilities of $1,060 as a result of adjusting the deferred revenue to fair value a decrease to other non-current liabilities of $194 to reflect the present value of our liability to the seller, and a decrease to the cash consideration paid of $128. This decrease is the net result of a decrease of $471 relating to the final working capital calculation of St. Louis Music as of the acquisition date and an increase in transaction costs of $343.  The effects of all the above items was a reduction in goodwill of $4,209.

The total amount of these adjustments to fair value recorded in the second quarter of 2005 that affect the statement of operations but relate to the first quarter of 2005 was $956.

Goodwill of $0.9 million, representing the excess of the purchase consideration over the fair value of tangible and identifiable intangible assets acquired, will not be amortized, consistent with the guidance of SFAS 142.  Amortization of the entire $0.9 million is expected to be deductible for tax purposes.

The following unaudited pro forma information represents the results of operations for LOUD and St. Louis Music, Inc. for the three and six months ended June 30, 2005 and 2004, as if the acquisition had been consummated as of the beginning of each period presented.  Included in St. Louis Music’s net loss for the three and six months ended June 30, 2005 are $2.1 million of St. Louis Music’s transaction expenses that relate to the sale of the business that are nonrecurring in nature.  This pro forma information does not purport to be indicative of what may occur in the future:

UNAUDITED PRO FORMA CONDENSED COMBINED
Statement of Operations
(In thousands, except per share data)

	For the three months ended June 30, 2005				For the three months ended June 30, 2004
	LOUD	St. Louis Music	Pro Forma Adjustments	Pro Forma Combined	LOUD	St. Louis Music	Pro Forma Adjustments	Pro Forma Combined
Net sales	$35,271	$19,019		$54,290	$30,531	$20,341	$0	$50,872
Gross profit	13,248	2,400		15,648	10,295	5,267	(2,593)	12,969
Net income (loss)	1,049	(2,739)		(1,690)	(957)	1,108	(3,198)	(3,047)

Basic net income (loss) per share				$(0.07)				$(0.15)

	For the six months ended June 30, 2005				For the six months ended June 30, 2004
	LOUD	St. Louis Music	Pro Forma Adjustments	Pro Forma Combined	LOUD	St. Louis Music	Pro Forma Adjustments	Pro Forma Combined
Net sales	$69,152	$41,616		$110,768	$56,212	$41,462	$0	$97,674
Gross profit	25,221	7,866		33,087	17,207	10,326	(2,593)	24,940
Net income (loss)	4,467	(4,613)	(340)	(486)	(4,911)	1,741	(3,619)	(6,789)

Basic net income (loss) per share				$(0.02)				$(0.32)

Included in the pro forma adjustments are fair value adjustments that relate to inventories and property, plant, and equipment; reversal of interest expense on St. Louis Music, Inc. debt that was in existence prior to the acquisition; recording of interest expense on the demand credit facility obtained as a result of the acquisition; and amortization of the intangible assets reocrded as a result of the acquisition.

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

On March 4, 2005, in accordance with an acquisition agreement, we acquired all of the shares of St. Louis Music, Inc. (“St. Louis Music”), a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products.  The Company believes the acquisition of St. Louis Music will further diversify the Company’s product offerings to help acquire, retain and extend relationships with customers.  Our total purchase consideration was approximately $43.3 million consisting of $33.7 million in cash, a commitment to pay $3.0 million plus interest in two years of which the present value as of the acquisition date is $2.8 million, $1.2 million in shares of LOUD common stock valued using the February 18, 2005 closing price, liabilities assumed of $3.9 million and estimated transaction costs of $1.7 million.  The $3.0 million future commitment is guaranteed by Sun Capital Partners III QP, LP, an affiliate of Sun Mackie, LLC, the Company’s principal shareholder. The St. Louis Music acquisition was conducted through SLM Merger Corp., an indirect wholly owned subsidiary of the Company.

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

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million.  This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005.  Under the terms of the settlement agreement, we issued a stand-by letter of credit to Mackie Italy for $1.0 million, and we committed to make further payments of $1.5 million during the remainder of 2005 and $2.2 million during 2006.  We recognized a gain on discontinued operations of $2.9 million in the first quarter of 2005.  During the second quarter of 2005, payment of $1.0 million was made by the letter of credit, along with an additional payment of $0.5 million.

Critical Accounting Policies and Judgments

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of trademarks, customer relationships, developed technology includes the use of estimates including: the potential impact on operating results if the revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology and appropriate discount rates based on the particular business’s weighted average cost of capital. Our process to determine the fair value of inventories acquired was to estimate the selling price of the inventories less the sum of costs to sell and a reasonable selling profit allowance. We expect to complete the process of assessing if St. Louis Music represents a separate reporting unit for purposes of measuring potential impairment of goodwill in 2005.

We believe there have been no additional significant changes in our critical accounting policies during the six months ended June 30, 2005 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2004.

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	$54,290	$30,531	$94,235	$56,212
Gross profit	15,648	10,295	28,983	17,207

Selling, general and administrative	12,865	8,492	22,410	16,784
Research and development	2,703	1,832	4,658	3,804
Total operating expenses	15,568	10,324	27,068	20,588

Other expense	(1,753)	(923)	(3,066)	(1,520)
Provision for income taxes	17	5	43	10
Loss from continuing operations	(1,690)	(957)	(1,194)	(4,911)
Recognized gain on discontinued operations	—	—	2,827	—
Net income (loss)	$(1,690)	$(957)	$1,633	$(4,911)

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

Net Sales

Net sales from continuing operations increased by 78.0% to $54.3 million during the three months ended June 30, 2005 from $30.5 million in the comparable period in 2004.  $19.0 million of this increase related to the acquisition of St. Louis Music.  The remaining increase primarily related to increased product availability from our contract manufacturers and the introduction of new products.

Sales for the three months ended June 30, 2005 are indicative of what is projected for future periods as it includes a complete quarter of sales from St. Louis Music.

Gross Profit

Gross profit increased to $15.6 million, or 28.7% of net sales, in the three months ended June 30, 2005 from $10.3 million, or 33.8% of net sales, in the three months ended June 30, 2004.   $2.4 million, or 4.4% of net sales, of the decline in gross margin percentage is a result of the impact of recording St. Louis Music’s inventories at fair value as a result of the purchase price allocation of St. Louis Music.

We expect gross margin percentages to increase to the 31% to 35% range in future periods as we have now sold the St. Louis Music inventory that was recorded at estimated selling prices less costs to sell and a reasonable selling profit allowance as of the date of acquisition.

Selling, General and Administrative

Selling, general and administrative expenses increased by $4.4 million, or 51.8%, to $12.9 million in the three months ended June 30, 2005 from $8.5 million in the comparable period in 2004, of which $3.7 million was due to the acquisition of St. Louis Music.  The remaining increase was primarily due to higher marketing and tradeshow expenses, as well as higher commissions due to increased sales. These higher expenses were partially offset by a reduction in telephone, utility and insurance expense, as well as the elimination of our foreign subsidiaries.

Selling, general and administrative expenses for the three months ended June 30, 2005 are indicative of what is projected for future periods as it includes a complete quarter of expenses from St. Louis Music.

Research and Development

Research and development expenses increased by $0.9 million, or 50.0%, to $2.7 million in the three months ended June 30, 2005 from $1.8 million in the three months ended June 30, 2004, of which $0.6 million was due to the acquisition of St. Louis Music.  We have and will continue to invest in new products and improvements to existing products.  Therefore, we anticipate our research and development costs will be higher the remainder of 2005 compared to 2004.

Other Income (Expense)

Net other expense was $1.8 million for the three months ended June 30, 2005 as compared to $0.9 million in the three months ended June 30, 2004, an increase of $0.9 million or 100.0%.  The primary cause of this fluctuation was due to the acquisition of St Louis Music.  Net interest expense and management fees for the quarter for St. Louis Music were $0.6 million and $0.1 million respectively.  Management fees are paid to Sun Capital Partners Management, LLC quarterly and are calculated as the greater of $400,000 annually or 6% of EBITDA, not to exceed $1,000,000 per year.

Income Taxes

Income tax expense for the second quarter of 2005 was $17,000 compared to $5,000 for the comparable period in 2004.  The primary components of the 2005 tax are from our Canadian subsidiary and also from the deferred tax expense recorded as a result of the goodwill that we are able to amortize for tax purposes only from the St. Louis Music, Inc. acquisition.  The 2004 taxes primarily relate to our non-U.S. subsidiaries.  No benefit was recognized in connection with our 2004 losses as recognition of such benefits depended on future profits, which were not assumed.

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

Net Sales

Net sales from continuing operations increased by 67.6% to $94.2 million during the six months ended June 30, 2005 from $56.2 million in the comparable period in 2004.  $25.1 million of this increase related to the acquisition of St. Louis Music.  The remaining increase in sales primarily related to increased product availability from our contract manufacturers and the introduction of new products.

Gross Profit

Gross profit increased to $29.0 million, or 30.8% of net sales, in the six months ended June 30, 2005 from $17.2 million, or 30.6% of net sales, in the six months ended June 30, 2004.  $3.9 million of this increase related to the acquisition of St. Louis Music.  This $3.9 million increase was net of $2.4 million, or 2.6% of net sales, for the impact of recording St. Louis Music inventories at estimated selling prices less costs to sell and a reasonable selling profit allowance as of the date of acquisition. Before this St. Louis Music inventory adjustment, the gross margin percentage was 33.3%.  This improvement is primarily a result of lower costs in outsourcing our production overseas.

Selling, General and Administrative

Selling, general and administrative expenses increased by $5.6 million, or 33.3%, to $22.4 million in the six months ended June 30, 2004 from $16.8 million in the comparable period in 2004, of which $4.9 million was due to the acquisition of St. Louis Music.  The remaining increase was primarily due to higher marketing expenses and higher commission expense as a result of higher revenues, partially offset by decreases in telephone and utility expenses, lower professional fees and lower allowances due to an improved accounts receivable aging.

Research and Development

Research and development expenses increased by $0.9 million, or 23.7%, to $4.7 million in the six months ended June 30, 2005 from $3.8 million in the six months ended June 30, 2004, of which $0.7 million relates to the acquisition of St. Louis Music.

Other Income (Expense)

Net other expense was $3.1 million for the six months ended June 30, 2005 as compared to net other expense of $1.5 million in the six months ended June 30, 2004, an increase of $1.6 million or 106.7%.  $0.9 million of this increase relates to the acquisition of St. Louis Music, Inc.  Excluding St. Louis Music, the remaining increase is due to increases in management fees of $0.4 million (due to higher EBITDA), foreign exchange transaction loss of $0.3 million (compared to foreign exchange transaction gain of $13,000 in the six months ended June 30, 2004) and a decrease in other income of $0.3 million ($0.2 million related to the sale of fixed assets in the 2004 period).  This was partially offset by a decrease in interest expense of $0.2 million (due to the conversion of Sun Mackie, LLC debt to equity).

Income Taxes

Income tax expense for the first six months of 2005 was $43,000 compared to $10,000 for the comparable period in 2004.  The primary components of the 2005 tax are applying the Alternative Minimum Tax rate to the taxable income we are unable to apply towards our NOL’s for our U.S. entities, deferred tax expense recorded as a result of the goodwill that we are able to amortize for tax purposes only from the St. Louis Music, Inc. acquisition and tax expense related to our Canadian subsidiary.  The 2004 taxes primarily relate to our non-U.S. subsidiaries.  No benefit was recognized in connection with our 2004 losses as recognition of such benefits depended on future profits, which were not assumed.

Recognized Gain on Discontinued Operations

In March 2005, we recognized a $2.8 million gain from the discontinued operations of our former Italian subsidiary, net of tax of $0.1 million.  This gain was a result of a settlement agreement with Mackie Italy to settle the net outstanding amounts owed by the Company.

Liquidity and Capital Resources

On March 4, 2005, in accordance with the acquisition agreement, we acquired all of the shares of St. Louis Music, Inc., a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products.  The Company believes the acquisition will further diversify the Company’s product offerings and to help acquire, retain and extend relationships with customers.

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company for $4.7 million.  This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005.  Under the terms of the settlement agreement, we issued a stand-by letter of credit to Mackie Italy for $1.0 million, and we committed to make further payments of $1.5 million during the remainder of 2005 and $2.2 million during 2006.  We recognized a gain on discontinued operations of $2.9 million in the first quarter of 2005.  During the second quarter of 2005, payment of $1.0 million was made by the letter of credit, along with an additional payment of $0.5 million.

As of June 30, 2005, we had cash and cash equivalents of $930,000 and total debt and short-term borrowings of $59.8 million.  At June 30, 2005 we had availability of $4.7 million on our revolving line of credit, and $2.9 million on our demand line of credit.

Net Cash from Operating Activities

Cash provided in operating activities was $0.3 million in the six months ended June 30, 2005, compared to $1.7 million for the comparable period in 2004.  The reduction in cash provided by operating activities in the first six months of 2005 was primarily attributable to a decrease of $8.4 million in accounts payable and other accrued expenses, and the $2.9 million recognized gain on discontinued operations of Mackie Italy, partially offset by a $8.7 million decrease in inventories and prepaid and other current assets, $1.6 million in net income, net of $2.3 million of depreciation and amortization.  Net cash provided by operating activities in the first six months of 2004 was primarily attributable to decreases in inventories and other assets along with an increase to accounts payable and accrued liabilities offset by $4.9 million in net loss, net of $1.6 million in depreciation and amortization and an increase in accounts receivable and prepaid expenses and other current assets.

 Net Cash Used in Investing Activities

Cash used in investing activities was $35.9 million for the first six months of 2005 compared to $0.6 million for the first six months of 2004. $35.2 million of the cash used in investing activities in 2005 related to the acquisition of St. Louis Music.  Additionally in 2005 and 2004, $0.7 million and $1.4 million respectively, consisted of purchases of capital expenditures for tooling used in manufacturing by our contract manufacturers.  In 2004, this amount was offset by cash received of $0.8 million from the sale of manufacturing equipment in our Woodinville location.

As part of our third party manufacturing agreements, many of our contract manufacturers require that we invest in tooling equipment prior to the start of manufacture.  Accordingly, we anticipate capital spending at the same level or higher in each of the remaining quarters of 2005.

Net Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $36.1 million during the first six months of 2005, compared to cash used of $1.5 million during the first six months of 2004.  Financing activities in 2005 related primarily to a new $40 million demand credit facility of which $36.2 million was used to finance the acquisition of and provide working capital for St. Louis Music.  This increase was offset by payments on our debt of $0.1 million.  Financing activities during the six months ended June 30, 2004 relate primarily to payments on our term loan.

Payments and Proceeds from Long-term Debt, Line of Credit and Other Short-term Borrowings

We have outstanding borrowings of $36.7 million on a revolving short-term demand credit facility as of June 30, 2005, guaranteed by Sun Capital Partners III QP, LP, to finance the acquisition of and provide working capital for St. Louis Music.

Under the terms of the line of credit and subordinated loan agreements, we are required to maintain certain financial ratios, such as a cumulative EBITDA calculation. The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, a daily minimum excess availability amount and an annual capital expenditure limit.

Our continued liquidity is dependent upon the following key factors:

Ability to stay in compliance with debt covenants

We entered into amendments of our line of credit and term loans in April, August and October of 2004, to revise our debt covenants.  The key financial covenants are achievement of certain EBITDA targets for the term of the agreement.  The October agreement requires us to meet the EBITDA target for the previous twelve months measured quarterly beginning March 31, 2005.  We met this target at June 30, 2005 and believe we will meet this target each quarter thereafter in 2005.

Our subordinated debt requires us to meet a daily minimum excess availability target of $2.0 million on our revolving line of credit.  We failed to meet this target on April 27, 2005.  By not meeting this target, we were not required to make the April interest payment on our subordinated debt and the subordinated debt holder could charge us a default interest rate of 13%.  We requested and our senior debt holder granted us permission to make the April interest payment.

Commitments

We had the following material contractual commitments related to operating leases for equipment facilities at June 30, 2005.  In addition, we had material obligations related to short-term and long-term debt arrangements, excluding our accounts payable, accrued liabilities and taxes payable of $23.2 million at June 30, 2005:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
	(in thousands)

Operating leases	$7,540	$2,217	$2,967	$1,348	$1,008
Lines of credit	48,020	48,020	—	—	—
Payable to our former Italian subsidiary	3,200	2,000	1,200	—	—
Other liabilities	3,029	—	3,029	—	—
Short-term and long-term debt	11,819	11,819	—	—	—
Total	$73,608	64,056	$7,196	$1,348	$1,008

We believe we will have adequate resources to meet our material obligations, subject to our refinancing, as they come due through December 31, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however, we did not have any derivative financial instruments as of June 30, 2005.

At June 30, 2005, we had variable rate lines of credit with outstanding balances of $48.0 million. As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the quarter ended June 30, 2005, an increase in the average interest rate of 10%, i.e. from 6.41% to 7.05%, would have resulted in an approximately $86,000 increase in net loss before income taxes.  The fair value of such debt approximates the carrying amount on the consolidated balance sheet at June 30, 2005.

Our non-U.S. subsidiaries have functional currencies of the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. These subsidiaries are located in the U.K. and Canada.  Income and expense items are translated at the average exchange rates prevailing during the period. A 10% decrease in the value of the U.S. dollar compared to the local currencies of our non-U.S. subsidiaries, throughout the quarter ended June 30, 2005, would have resulted in an approximately $70,000 increase to net loss before income taxes.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

The Company’s subordinated debt requires us to meet a daily minimum excess availability target of $2.0 million on our revolving line of credit.  We failed to meet this target on April 27, 2005. By not meeting this target, we were not required to make the April interest payment on our subordinated debt and the subordinated debt holder could charge us a default interest rate of 13% we requested and our senior debt holder granted us permission to make the April interest payment and to waive the default interest rate.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) Our annual meeting of shareholders was held on May 26, 2005.

(b) At the annual meeting, James T. Engen, Jon W. Gacek and R. Lynn Skillen were elected to serve as Class 1 directors for a three year term and Jason H. Neimark was elected to serve as a Class 2 director for a one year term.  Marc J. Leder, Rodger R. Krouse, and T. Scott King continue to serve as Class 2 directors and will be up for re-election at the 2006 annual meeting.  C. Daryl Hollis, George R. Rea and Clarence E. Terry continue to serve as Class 3 directors and will be up for re-election at the 2007 annual meeting.

(c) The results of voting for the election of directors at the annual meeting were as follows:

Nominee	For	Withheld
James T. Engen	21,091,337	26,875
Jon W. Gacek	21,085,537	32,675
R. Lynn Skillen	21,081,437	36,775
Jason H. Neimark	21,085,437	32,775

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits

10.5.4 Consent of Wachovia Capital Finance (senior debt holder) to make April interest payment on our subordinated debt with U.S. Bank National Association after failing to meet the minimum excess availability requirement as defined in the Second Amended and Restated Subordinated Credit Agreement between U.S. Bank National Association and Loud Technologies, Inc.

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

LOUD Technologies Inc.
(Registrant)

Dated: August 15, 2005	By:	/s/ James T. Engen
James T. Engen
President, Chief Executive Officer and Director

Dated: August 15, 2005	By:	/s/ Timothy P. O’Neil
Timothy P. O’Neil
Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Description

10.5.4

Consent of Wachovia Capital Finance (senior debt holder) to make April interest payment on our subordinated debt with U.S. Bank National Association after failing to meet the minimum excess availability requirement as defined in the Second Amended and Restated Subordinated Credit Agreement between U.S. Bank National Association and Loud Technologies, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.