Form 10-Q
period 2005-09-30
LOUD TECHNOLOGIES INC
filed 2005-11-15
CIK 946815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	22,831,048
Class	Number of Shares Outstanding
(as of October 31, 2005)

LOUD TECHNOLOGIES INC.

FORM 10-Q

For the quarter ended September 30, 2005

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and September 30, 2004

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$409	$450
Accounts receivable, net of allowances of $2,155 and $1,671, respectively	30,253	16,800
Income taxes receivable	—	30
Inventories	41,195	27,959
Prepaid expenses and other current assets	2,510	2,861
Total current assets	74,367	48,100

Property, plant and equipment, net	8,764	7,381
Goodwill	862	—
Other intangible assets, net	12,426	5,128
Deferred financing costs paid to related party	835	—
Other assets	2,234	186
Total assets	$99,488	$60,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$17,433	$11,826
Accounts payable	13,307	17,679
Accrued liabilities	10,225	6,972
Taxes payable	1,335	1,466
Current portion of long-term debt	2,645	300
Current portion of payable to former Italian subsidiary	2,000	7,587
Total current liabilities	46,945	45,830

Long-term debt, excluding current portion	41,605	11,612
Long term portion of payable to former Italian subsidiary	700	—
Other liabilities	2,910	33
Total liabilities	92,160	57,475

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 22,831,048 at September 30, 2005 and 22,138,191 at December 31, 2004	40,774	38,778
Accumulated deficit	(33,446)	(35,458)
Total shareholders’ equity	7,328	3,320
Total liabilities and shareholders’ equity	$99,488	$60,795

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except for per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net sales	$53,987	$31,041	$148,222	$87,253
Cost of sales	35,781	20,693	101,033	59,698
Gross profit	18,206	10,348	47,189	27,555

Operating expenses:
Selling, general and administrative	12,669	7,841	35,079	24,625
Research and development	2,744	1,716	7,402	5,520
Total operating expenses	15,413	9,557	42,481	30,145

Operating income (loss)	2,793	791	4,708	(2,590)

Other income (expense):
Interest income	82	1	215	12
Interest expense	(1,525)	(625)	(3,829)	(2,268)
Management fee	(349)	(100)	(915)	(300)
Other	(621)	(669)	(950)	(357)
Total other (expense)	(2,413)	(1,393)	(5,479)	(2,913)

Income (loss) before income taxes and discontinued operations	380	(602)	(771)	(5,503)

Provision for income taxes	1	1	44	11

Income (loss) from continuing operations	379	(603)	(815)	(5,514)

Gain on discontinued operations, net of income tax expense of $58	—	—	2,827	—

Net income (loss)	$379	$(603)	$2,012	$(5,514)

Basic and diluted net income (loss) per share:
Basic and diluted net income (loss) from continuing operations	$0.02	$(0.03)	$(0.03)	$(0.26)
Basic and diluted net income from discontinued operations	—	—	0.12	—

Basic and diluted net income (loss) per share:	$0.02	$(0.03)	$0.09	$(0.26)

Shares used in computing basic and diluted net income (loss) per share:
Basic	23,866	22,482	23,712	21,425
Diluted	24,886	22,482	23,712	21,425

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2005	2004
	(In thousands)
Operating activities
Net income (loss)	$2,012	$(5,514)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,639	2,374
Non-cash interest expense	57	88
Gain on asset dispositions	—	(225)
Deferred stock compensation	44	44
Loss on conversion of debt to equity	—	558
Gain on discontinued operations	(2,885)	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(1,365)	(963)
Inventories	5,460	2,680
Prepaid expenses and other current assets	1,185	(1,060)
Other assets	233	346
Accounts payable and accrued liabilities	(7,062)	4,309
Taxes payable	(131)	(48)
Other liabilities	71	(30)
Net cash provided by operating activities	1,258	2,559

Investing activities
Purchases of property, plant and equipment	(994)	(1,826)
Proceeds from sales of property, plant and equipment	—	823
Acquisition of St. Louis Music, Inc., including transaction fees paid	(35,339)	—
Net cash used in investing activities	(36,333)	(1,003)

Financing activities
Payments on existing long-term debt	(11,969)	(1,640)
Issuance of long-term debt	44,250	—
Net borrowings on line of credit	17,433	—
Net payment on existing credit facility	(11,826)	—
Financing costs associated with debt issuance	(3,616)
Net proceeds from stock sales and exercise of stock options	762	—
Payments on debt conversion costs	—	(50)
Net payments on short-term borrowings	—	(310)
Net cash provided by (used in) financing activities	35,034	(2,000)

Decrease in cash and cash equivalents	(41)	(444)

Cash and cash equivalents at beginning of period	450	757
Cash and cash equivalents at end of period	$409	$313

Supplemental schedule of noncash financing and investing activities
Conversion of note payable and accrued interest to equity	$—	$4,436
Accrued interest converted to note payable	$—	$912

Other supplemental disclosures
Payoff of existing line of credit relating to St. Louis Music, Inc. by borrowings under line of credit	$39,313	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2005

(In thousands)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2004	22,138	$38,778	$(35,458)	$3,320
Stock options exercised	38	12	—	12
Deferred stock compensation	—	44	—	44
Shares issued- acquisition of St. Louis Music, Inc.	397	1,190	—	1,190
Issuance in connection with debt refinance	258	750	—	750
Net income	—	—	2,012	2,012
Balance at September 30, 2005	22,831	$40,774	$(33,446)	$7,328

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

1.      Description of Business

We develop, manufacture and sell high-quality, affordable digital and analog audio mixers, speakers, guitar and bass amplifiers, branded musical instruments and related accessories, and other professional audio equipment on a worldwide basis. Our products are used by both professional and amateur musicians; school music programs; sound installation contractors and broadcast professionals in sound recordings, live presentation systems and installed sound systems. We distribute our products primarily through retail dealers, mail order outlets and installed sound contractors.  We have our primary operations in the United States with smaller operations in the United Kingdom, Canada, China and Japan.

On August 29, 2005 we completed a refinancing of our credit facilities with our U.S. lenders that were to mature in the first half of 2006.  This transaction is explained in more detail in Note 7 to these financial statements.

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc. (“St. Louis”), a Missouri based manufacturer, distributor and importer of branded musical instruments and professional audio products.  This transaction is explained in more detail in Note 10 to these financial statements.

2.       Summary of Significant Accounting Policies

 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by LOUD Technologies Inc. (“LOUD” or the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial statements and include the accounts of the Company and its subsidiaries. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.  In our opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein.

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

The following table summarizes relevant information as to the reported amounts under the Company’s intrinsic value method of accounting for stock awards, with pro forma information as if the fair value recognition provisions of SFAS No. 123 have been applied:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income (loss):
As reported	$379	$(603)	$2,012	$(5,514)
Less: Stock-based employee compensation determined under fair-value based method	(117)	(220)	(346)	(623)
Pro forma	$262	$(823)	$1,666	$(6,137)

Basic net income (loss) per share:
As reported	$0.02	$(0.03)	$0.09	$(0.26)
Pro forma	$0.01	$(0.04)	$0.07	$(0.29)

Diluted net income (loss) per share:
As reported	$0.02	$(0.03)	$0.09	$(0.26)
Pro forma	$0.01	$(0.04)	$0.07	$(0.29)

Concentration of Credit and Supply Risk

We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the U.S.  Where we are exposed to material credit risk, we generally require letters of credit, advance payments, or carry foreign credit insurance.  No individual country outside of the U.S. accounted for more than 10% of net sales from continuing operations in any of the periods presented.  Sales to U.S. customers are generally on open credit terms.  In the U.S., we primarily sell our products through third-party resellers and experience individually significant annual sales volumes with major resellers.   For the three-month periods ended September 30, 2005 and 2004, we had sales to one customer of $8.3 million and $4.5 million, or 15.4% and 14.5%, respectively of consolidated net sales from continuing operations.  For the nine-month periods ended September 30, 2005 and 2004, we had sales to the same customer of $25.1 million and $10.6 million, or 16.9% and 12.1%, respectively, of consolidated net sales from continuing operations.

Many of our products are currently being manufactured exclusively by contract manufacturers on our behalf.  For the three-month periods ended September 30, 2005 and 2004, net sales of products manufactured by one manufacturer were $15.6 million and $10.1 million, or 28.9% and 32.6%, respectively of consolidated net sales from continuing operations, while net sales of products manufactured by another manufacturer were $5.3 million and $5.6 million, or 9.8% and 18.1%, respectively of consolidated net sales from continuing operations.  For the nine-month periods ended September 30, 2005 and 2004, net sales of products manufactured by one manufacturer were $45.1 million and $24.7 million, or 30.4% and 28.3%, respectively of consolidated net sales from continuing operations, while net sales of products manufactured by another manufacturer were $16.2 million and $9.5 million, or 10.9% of consolidated net sales from continuing operations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income.  The Company is required to adopt SFAS 123R in the quarter ending March 31, 2006.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  See “Stock-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts for the nine months ended September 30, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards.  The Company has completed a preliminary evaluation of the impact of adopting SFAS 123R and estimates that it will have a material impact on income from operations for the year ended December 31, 2006.  This estimate is based on preliminary information available to the Company and could materially change based on actual facts and circumstances arising during the year ended December 31, 2006.

Accounting for Acquisitions

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of trademarks, customer relationships, developed technology includes the use of estimates including: the potential impact on operating results of the revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology and appropriate discount rates based on the particular business’s weighted average cost of capital. Our process to determine the fair value of inventories acquired was to estimate the selling price of the inventories less the sum of costs to sell and a reasonable selling profit allowance.  We will assess if there is goodwill impairment in the fourth quarter of 2005.

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

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million.  This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005.  Under the terms of the settlement agreement, we issued a stand-by letter of credit to Mackie Italy for $1.0 million, and we committed to make further payments of $1.5 million during the remainder of 2005 and $2.2 million during 2006.  We recognized a gain on discontinued operations of $2.9 million in the nine months ended September 30, 2005.  During the second quarter of 2005, a payment of $1.0 million was made by the letter of credit, along with an additional payment of $0.5 million.  A further payment of $0.5 million was also made in the third quarter of 2005.

4.      Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2005 and 2004. Stock options to purchase 1,158,000 and 3,680,000 shares in 2005 and 2004, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive.  Included in the denominator for the computation of basic and diluted net income (loss) per share are 1,200,000 warrants and 3,785 vested stock options with an exercise price of $0.01, which are considered outstanding common shares.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$379	$(603)	$(815)	$(5,514)
Net income from discontinued operations	—	—	2,827	—
Numerator for basic and diluted net income (loss) per share	$379	$(603)	$2,012	$(5,514)

Denominator:
Weighted average shares outstanding	22,666	21,215	22,508	20,152
Dilutive potential common shares from outstanding stock options and warrants	1,200	1,267	1,204	1,273
Denominator for basic net income (loss) per share – weighted average shares	23,866	22,482	23,712	21,425

Basic weighted average shares outstanding	23,866	22,482	23,712	21,425
Dilutive potential common shares from options and warrants	1,020	—	—	—
Denominator for diluted net income (loss) per share - weighted average shares	24,886	22,482	23,712	21,425

Basic and diluted net income (loss) per share:
Continuing operations	$0.02	$(0.03)	$(0.03)	$(0.26)
Discontinued operations	—	—	0.12	—
Basic and diluted net income (loss) per share	$0.02	$(0.03)	$0.09	$(0.26)

5.                                      Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
	(in thousands)

Raw materials	$4,277	$3,951
Work in process	1,146	657
Finished goods	35,772	23,351
	$41,195	$27,959

6.                                      Intangible Assets

Intangible assets consist of the following:

	September 30, 2005	December 31, 2004
	(in thousands)

Trademarks	$5,930	$1,380
Developed technology	5,470	5,200
Customer relationships	3,080	—
Covenant not to compete	285	285
	14,765	6,865
Less accumulated amortization	(2,339)	(1,737)
	$12,426	$5,128

Amortization expense for intangible assets was $228,000 and $106,000 for the three month periods ended September 30, 2005 and 2004, respectively.   Amortization expense for intangible assets was $602,000 and $318,000 for the nine month periods ended September 30, 2005 and 2004, respectively.

Expected future amortization expense related to identifiable intangible assets for the next five years is as follows (in thousands):

Year ending September 30:
2006	$832
2007	816
2008	816
2009	816
2010	771

7.                                      Financing

(a)                                  Short-term borrowings

On August 29, 2005, a new credit facility was completed providing a $69.5 million senior secured loan facility and a $14.8 million senior subordinated note payable.  The senior secured loan facility consists of a $40.0 million revolving loan, a $15.0 million Term Loan A, and a $14.5 million Term Loan B.  In connection with the senior subordinated note, the Company issued 257,732 shares of common stock to the subordinated lender at a per share price of $2.91.  The Company deferred $3.6 million of financing fees associated with this debt issuance, $3.5 million of which remained to be amortized at September 30, 2005.  Of the deferred financing fees, $0.9 million was paid to an affiliate of Sun Capital, a related party, as part of this transaction.

Principal payments on the $29.5 million term loans under the Credit Agreement are paid quarterly.  The term loans bear interest at the Bloomberg’s prime rate or LIBOR, both plus a specified margin.  This rate for Term Loan A was 7.35% and Term Loan B was 7.85% at September 30, 2005.  Interest is due monthly on each term loan.  The final Term Loan A principal payment is due August 29, 2010.  The final Term Loan B principal is due August 29, 2011.  Under the revolving line of credit, the Company can borrow up to $40.0 million, subject to certain restrictions, that take effect December 31, 2005, including available borrowing capacity.  Interest is due monthly or at the end of a LIBOR period (but in such case no greater than 3 months) and is based on Bloomberg’s prime rate or LIBOR, both plus a specified margin.  The term loans and the line of credit are both secured by substantially all of the assets of the Company and its subsidiaries, and are both senior to other long-term debt.  The $14.8 million in senior subordinated notes issued is subordinate to all amounts due under the Credit Agreement and to any refinancing thereof.  Interest accrues on the senior subordinated notes at a rate of 14% and is due quarterly of the 14% interest rate, up to two percent may be capitalized on each interest payment date.  The principal under the Senior Subordinated Note Agreements is due February 29, 2012.

The Company’s obligations under the Credit Agreement and the Subordinated Note Agreements are automatically accelerated upon certain bankruptcy or insolvency events, and may be accelerated upon the occurrence of other events of default under the Credit Agreement and the Subordinated Note Agreement, such as non-payment of principal, interest or fees when due, or failure to comply with affirmative and negative covenants, subject to any applicable grace periods.

At September 30, 2005, the average interest rate on the revolving line of credit was 7.6%.  At September 30, 2005, the Company had an outstanding balance on this line of credit of $17.4 million and available borrowing capacity of $13.0 million.

(b)                                  Long-term debt

At September 30, 2005 and December 31, 2004, long-term debt consisted of the following:

	September 30, 2005	December 31, 2004
	(in thousands)

U.S. term loan	$—	$552
U.S. subordinated note payable	—	11,360
Term Loan A	15,000	—
Term Loan B	14,500	—
Subordinated note payable	14,750	—
	44,250	11,912
Less: current portion	(2,645)	(300)
Long-term portion of debt	$41,605	$11,612

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

The warranty liability is summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Balance, beginning of period	$1,240	$978	$978	$1,081
Charged to cost of sales	654	585	1,605	1,908
Increase from sum acquisition	—	—	290	—
Applied to liability	(669)	(585)	(1,648)	(2,011)
Balance, end of period	$1,225	$978	$1,225	$978

9.                                      Commitments and Contingencies

We are involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

In May 2005, we entered into a new operating lease for our corporate headquarters and warehouse that expires in December 2011.  The total future lease payments are $4.2 million.

10.                               Business Combinations

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc. (“St. Louis”), a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products.  The Company believes the acquisition of St. Louis Music will further diversify the Company’s product offerings to help acquire, retain and extend relationships with customers.  Our total purchase consideration was approximately $43.3 million, consisting of $33.7 million in cash, a commitment to pay $3.0 million, plus interest in two years the present value of which as of the acquisition date was $2.8 million, 396,792 shares of the Company’s common stock, assumed liabilities of $3.9 million and estimated transaction costs of $1.7 million.  The $3.0 million future commitment plus accrued interest is guaranteed by a standby letter of credit issued in September 2005. The St. Louis Music acquisition was conducted through SLM Merger Corp., an indirect wholly owned subsidiary of the Company.  Included in the Company’s results of operations are the operations of St. Louis Music for the period March 5 through September 30, 2005.

In connection with the acquisition, the purchase price has been allocated as follows (in thousands):

Accounts receivable	$12,088
Inventories	18,696
Prepaid expenses and other current assets	287
Property, plant and equipment	3,426
Goodwill	862
Trademarks (estimated life of 20 years)	4,550
Developed technology (estimated life of 5 years)	270
Customer relationships (estimated life of 15 years)	3,080
Other assets	17

Total assets	$43,276

Accounts payable	$2,610
Accrued liabilities (including remaining amount due to sellers and accrued transaction costs)	4,137

Total liabilities	6,747

Common stock issued	1,190

Cash consideration paid, net of $88 cash acquired and including $1,633 of transaction costs	$35,339

Goodwill of $0.9 million, representing the excess of the purchase consideration over the fair value of tangible and identifiable intangible assets acquired, will not be amortized, consistent with the guidance of SFAS 142.  Amortization of the entire $0.9 million is expected to be deductible for tax purposes.

The following unaudited pro forma information represents the results of operations for LOUD and St. Louis Music, Inc. for the three and nine months ended September 30, 2005 and 2004, as if the acquisition had been consummated as of the beginning of each period presented.  Included in the St. Louis Music net loss for the three and nine months ended September 30, 2005 are $2.1 million of St. Louis Music’s transaction expenses that relate to the sale of the business that are nonrecurring in nature.  This pro forma information does not purport to be indicative of what may occur in the future:

UNAUDITED PRO FORMA CONDENSED COMBINED

Statement of Operations Data

(In thousands, except per share data)

	For the three months ended September 30, 2005				For the three months ended September 30, 2004
	LOUD	St. Louis Music	Pro Forma Adjustments	Pro Forma Combined	LOUD	St. Louis Music	Pro Forma Adjustments	Pro Forma Combined
Net sales	$34,659	$19,328	$—	$53,987	$31,041	$21,191	$—	$52,232
Gross profit	13,436	4,770	—	18,206	10,348	5,756	(2,566)	13,538
Net income (loss)	425	(46)	—	379	(603)	1,313	(3,126)	(2,416)

Basic net income (loss) per share				$0.02				$(0.11)

	For the nine months ended September 30, 2005				For the nine months ended September 30, 2004
	LOUD	St. Louis Music	Pro Forma Adjustments	Pro Forma Combined	LOUD	St. Louis Music	Pro Forma Adjustments	Pro Forma Combined
Net sales	$103,811	$60,944	$—	$164,755	$87,253	$62,653	$—	$149,906
Gross profit	38,657	12,636	—	51,293	27,555	16,082	(2,808)	40,829
Net income (loss)	4,893	(4,660)	(340)	(107)	(5,514)	3,054	(4,412)	(6,872)

Basic net loss per share				$0.00				$(0.31)

Included in the pro forma adjustments are fair value adjustments that relate to inventories and property, plant, and equipment; reversal of interest expense on St. Louis Music, Inc. debt that was in existence prior to the acquisition; recording of interest expense on the demand credit facility obtained as a result of the acquisition; and amortization of the intangible assets recorded as a result of the acquisition.

11.       Subsequent Event

On November 2, 2005 the Company announced a 1-for-5 reverse split on the Company’s common stock. The 1-for-5 reverse stock split will be effective after the close of the market on November 17, 2005.  Fractional shares will not be issued.  Shareholders who would otherwise receive a fractional share of common stock will be entitled to receive cash in lieu of fractional shares.  Mellon Investor Services LLC, the Company’s transfer agent, will act as the exchange agent.  Currently, there are approximately 22.8 million shares of the Company’s common stock outstanding. Following the reverse stock split, the Company intends to list its common stock on the NASDAQ Capital Market.

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

Overview

LOUD Technologies Inc., a Washington corporation which was incorporated on November 16, 1988 under the name Mackie Designs Inc., engineers, manufactures and markets professional audio reproduction and recording equipment and software under the brand names Mackie, TAPCO, SIA, EAW and EAW Commercial.  We changed our name to LOUD Technologies, Inc. on September 15, 2003.

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

On August 29, 2005, a new credit facility was completed providing a $69.5 million senior secured loan facility and a $14.8 million senior subordinated note.  The senior secured loan facility consists of a $40.0 million revolving loan, a $15.0 Term Loan A, and a $14.5 million Term Loan B.  In connection with the senior subordinated note, the Company issued 257,732 shares of common stock to the subordinated lender at a per share price of $2.91.

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc. (“St. Louis”), a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products.  The Company believes the acquisition of St. Louis Music will further diversify the Company’s product offerings to help acquire, retain and extend relationships with customers.  Our total purchase consideration was approximately $43.3 million consisting of $33.7 million in cash, a commitment to pay $3.0 million, plus interest in two years the present value of which as of the acquisition date was $2.8 million, 396,792 shares of the Company’s common stock, assumed liabilities of $3.9 million and estimated transaction costs of $1.7 million.  The $3.0 million future commitment plus accrued interest is guaranteed by a standby letter of credit issued in September 2005. The St. Louis Music acquisition was conducted through SLM Merger Corp., an indirect wholly owned subsidiary of the Company.

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

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million.  This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005.  Under the terms of the settlement agreement, we issued a stand-by letter of credit to Mackie Italy for $1.0 million, and we committed to make further payments of $1.5 million during the remainder of 2005 and $2.2 million during 2006.  We recognized a gain on discontinued operations of $2.9 million in the nine months ended September 30, 2005.  During the second quarter of 2005, payment of $1.0 million was made by the letter of credit, along with an additional payment of $0.5 million.  A payment of $0.5 million was also made in the third quarter of 2005.

Critical Accounting Policies and Judgments

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of trademarks, customer relationships, and developed technology includes the use of estimates including: the potential impact on operating results of the revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology and appropriate discount rates based on the particular business’s weighted average cost of capital. Our process to determine the fair value of inventories acquired was to estimate the selling price of the inventories less the sum of costs to sell and a reasonable selling profit allowance.  We will assess if there is goodwill impairment in the fourth quarter of 2005.

We believe there have been no additional significant changes in our critical accounting policies and judgments during the nine months ended September 30, 2005 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2004.

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

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	$53,987	$31,041	$148,222	$87,253
Gross profit	18,206	10,348	47,189	27,555

Selling, general and administrative	12,669	7,841	35,079	24,625
Research and development	2,744	1,716	7,402	5,520
Total operating expenses	15,413	9,557	42,481	30,145

Other expense	(2,413)	(1,393)	(5,479)	(2,913)
Provision for income taxes	1	1	44	11
Income (loss) from continuing operations	379	(603)	(815)	(5,514)
Recognized gain on discontinued operations	—	—	2,827	—
Net income (loss)	$379	$(603)	$2,012	$(5,514)

Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004

Net Sales

Net sales from continuing operations increased by 74.2% to $54.0 million during the three months ended September 30, 2005 from $31.0 million in the comparable period of 2004.  $19.3 million of this increase related to the acquisition of St. Louis Music, Inc.  The remaining $3.7 million increase in net sales primarily related to increased product availability from our contract manufacturers and the introduction of new products.

Sales for the three months ended September 30, 2005 are indicative of what is projected for future periods.

Gross Profit

Gross profit increased by 76.7% to $18.2 million, or 33.7% of net sales, in the three months ended September 30, 2005 from $10.3 million, or 33.2% of net sales, in the three months ended September 30, 2004.

We expect gross margin percentages to remain in the 31% to 35% range.

 Selling, General and Administrative

Selling, general and administrative expenses increased by 62.8% to $12.7 million during the three months ended September 30, 2005 from $7.8 million in the comparable period of 2004, of which $3.5 million was due to the acquisition of St. Louis Music, Inc.  The remaining increase was primarily due to higher marketing and tradeshow expenses, as well as higher commissions and bonus accruals due to increased sales.

Selling, general and administrative expenses for the three months ended September 30, 2005 are indicative of what is projected for future periods.

Research and Development

Research and development expenses increased by 58.8% to $2.7 million in the three months ended September 30, 2005 from $1.7 million in the comparable period of 2004, of which $0.6 million was due to the acquisition of St. Louis Music, Inc.  We have and will continue to invest in new products and improvements to existing products.  Therefore, we anticipate our research and development costs will be higher for the remainder of 2005 compared to 2004.

Other Income (Expense)

Net other expense increased by 71.4% to $2.4 million for the three months ended September 30, 2005, from $1.4 million in the comparable period of 2004.  The primary cause of this fluctuation was due to the acquisition of St Louis Music, Inc.  Net interest expense and management fees for the quarter for St. Louis Music, Inc. were $0.5 million and $0.1 million respectively.  The remaining differences were due to an increase in interest expense of $0.3 million due to the refinancing of our credit facilities and an increase in management fees of $0.1 million.  Other expense remained at $0.6 million.  For the third quarter of 2005 these expenses related to fees associated with refinancing our existing debt.  For the third quarter of 2004 these expenses related to a loss on conversion of debt to equity.

Income Taxes

No benefit was recognized in connection with our 2004 losses as recognition of such benefits depended on future profits, which were not assumed.

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

Net Sales

Net sales from continuing operations increased by 69.8% to $148.2 million during the nine months ended September 30, 2005 from $87.3 million in the comparable period of 2004.  $44.4 million of this increase related to the acquisition of St. Louis Music, Inc.  The remaining increase in sales primarily related to increased product availability from our contract manufacturers and the introduction of new products.

Gross Profit

Gross profit increased by 71.0% to $47.2 million, or 31.8% of net sales, in the nine months ended September 30, 2005 from $27.6 million, or 31.6% of net sales, in the nine months ended September 30, 2004.  $8.5 million of this increase related to the acquisition of St. Louis Music, Inc.

Selling, General and Administrative

Selling, general and administrative expenses increased by 42.7% to $35.1 million in the nine months ended September 30, 2004 from $24.6 million in the comparable period of 2004, of which $8.5 million was due to the acquisition of St. Louis Music, Inc.   The remaining increase was primarily due to higher marketing expenses and higher commission expense and bonus accruals as a result of higher revenues, partially offset by decreases in telephone and utility expenses, lower professional fees and lower allowances for doubtful accounts due to an improved accounts receivable aging.

Research and Development

Research and development expenses increased by 34.5% to $7.4 million in the nine months ended September 30, 2005 from $5.5 million in the comparable period of 2004, of which $1.4 million relates to the acquisition of St. Louis Music, Inc.  We anticipate our research and development costs will be higher the remainder of 2005 compared to 2004, due to investing in new products and improvements in existing products.

Other Income (Expense)

Net other expense increased by 89.7% to  $5.5 million for the nine months ended September 30, 2005 from $2.9 million in the comparable period of 2004, of which  $1.6 million was due to the acquisition of St. Louis Music, Inc.  Excluding St. Louis Music, Inc., the remaining increase is due to an increase in interest expenses and other expense of $0.6 million due to the refinancing of our credit facilities, an increase in management fees of $0.4 million (due to higher EBITDA), and an increase in foreign exchange transaction loss of $0.3 million.  This was partially offset by a decrease in other expense of $0.3 million ($0.6 million related to the loss on conversion of Sun Capital debt to equity, offset partially by income from the sale of fixed assets).   Management fees are paid to Sun Capital Partners Management, LLC quarterly and are calculated as the greater of $400,000 annually or 6% of EBITDA, not to exceed $1,000,000 per year.  Of the $0.9 million of management fees expensed during the first nine months, $0.8 million relates to the 2005 EBITDA calculation and the remaining $0.1 million is a result of a correction to the management fee owed for the 2004 EBITDA calculation.

Income Taxes

Income tax expense for the first nine months of 2005 was $44,000 compared to $11,000 for the comparable period in 2004.  The primary components of the 2005 tax are applying the Alternative Minimum Tax rate to the taxable income we are unable to apply towards our NOL’s for our U.S. entities and tax expense related to our Canadian subsidiary.  The 2004 taxes primarily relate to our non-U.S. subsidiaries.  No benefit was recognized in connection with our 2004 losses as recognition of such benefits depended on future profits, which were not assumed.

Gain on Discontinued Operations

In March 2005, we recognized a $2.8 million gain from the discontinued operations of our former Italian subsidiary, net of tax of $0.1 million.  This gain was a result of a settlement agreement with Mackie Italy to settle the net outstanding amounts owed by the Company.

Liquidity and Capital Resources

On August 29, 2005, a new credit facility was completed providing a $69.5 million senior secured loan facility and a $14.8 million senior subordinated note.  The senior secured loan facility consists of a $40.0 million revolving loan, a $15.0 million Term Loan A, and a $14.5 million Term Loan B.  In connection with the senior subordinated note, the Company issued 257,732 shares of common stock to the subordinated lender at a per share price of $2.91.

The $29.5 million term loans under the Credit Agreement are each amortized quarterly.  The term loans bear interest at the Bloomberg’s prime rate or LIBOR, both plus a specified margin.  This rate for Term Loan A was 7.35% and Term Loan B was 7.85% at September 30, 2005.  Interest is due monthly on each term loan.  The final Term Loan A principal payment is due August 29, 2010.  The final Term Loan B principal is due August 29, 2011.  Under the revolving line of credit, the Company can borrow up to $40.0 million, subject to certain restrictions, including available borrowing capacity.  Interest is due monthly or at the end of a LIBOR period (but in such case no greater than 3 months) and is based on Bloomberg’s prime rate or LIBOR, both plus a specified margin.  The term loans and the line of credit are both secured by substantially all of the assets of the Company and its subsidiaries, and are both senior to other long-term debt.  The $14.8 million in senior subordinated notes issued is subordinate to all amounts due under the Credit Agreement and to any refinancing thereof.  Interest accrues on the senior subordinated notes at a rate of 14% and is due quarterly of the 14% interest rate, up to two percent may be added to the principal on each interest payment date.  The principal under the Senior Subordinated Note Agreements is due February 29, 2012.

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc., a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products.  The Company believes the acquisition will further diversify the Company’s product offerings and to help acquire, retain and extend relationships with customers.

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company for $4.7 million.  This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005.  Under the terms of the settlement agreement, we issued a stand-by letter of credit to Mackie Italy for $1.0 million, and we committed to make further payments of $1.5 million during the remainder of 2005 and $2.2 million during 2006.  We recognized a gain on discontinued operations of $2.9 million in the first quarter of 2005.  During the second quarter of 2005, a payment of $1.0 million was made by the letter of credit, along with an additional payment of $0.5 million.  We made an additional payment of $0.5 million in the third quarter of 2005.

As of September 30, 2005, we had cash and cash equivalents of $409,000 and total debt and short-term borrowings of $61.7 million.  At September 30, 2005 we had availability of $13.0 million on our revolving line of credit, net of a $3.2 million standby letter of credit issued for the commitment to pay St. Louis Music, Inc.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $1.2 million in the nine months ended September 30, 2005, compared to $2.6 million for the comparable period of 2004.  The reduction in cash provided by operating activities in the first nine months of 2005 was primarily attributable to a decrease of $7.1 million in accounts payable and other accrued expenses, the increase in accounts receivable of $1.4 million, and the $2.9 million gain on discontinued operations of Mackie Italy, partially offset by a $6.9 million decrease in inventories, prepaid and other assets, $2.0 million in net income, and $3.6 million of depreciation and amortization.  Net cash provided by operating activities in the first nine months of 2004 was primarily attributable to decreases in inventories and other assets of $3.0 million, along with an increase to accounts payable and accrued liabilities of $4.3 million.  These increases in cash were offset by $5.5 million in net loss, which included $2.4 million in depreciation and amortization and an increase in accounts receivable and prepaid expenses and other current assets of $2.0 million.

Net Cash Used in Investing Activities

Cash used in investing activities was $36.3 million for the first nine months of 2005 compared to $1.0 million for the first nine months of 2004. $35.3 million of the cash used in investing activities in 2005 related to the acquisition of St. Louis Music.  Additionally in 2005 and 2004, $1.0 million and $1.8 million respectively, consisted of purchases of capital expenditures used in research and development and manufacturing.  In 2004, this amount was offset by cash received of $0.8 million from the sale of manufacturing equipment in our Woodinville location.

As part of our third party manufacturing agreements, many of our contract manufacturers require that we invest in tooling equipment prior to the start of manufacture.  Accordingly, we anticipate capital spending at the same level or higher in the remaining quarter of 2005.

Net Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $35.0 million during the first nine months of 2005, compared to cash used of $2.0 million during the first nine months of 2004.  Financing activities in 2005 related primarily to a new credit facility of $69.5 million consisting of a revolving loan facility under which $17.4 million was outstanding at September 30, 2005, a Term Loan A of $15.0 million, and a Term Loan B of $14.5 million.  In addition to this new credit facility, the Company obtained a senior subordinated note payable for $14.8 million.  Along with this refinance, we paid off our existing note payable of $11.4 million, a term loan of $0.6 million, a credit facility of $11.8 million, and incurred $3.6 million in deferred financing costs.  Financing activities during the nine months ended September 30, 2004 related primarily to payments on our term loan.

Payments and Proceeds from Long-term Debt, Line of Credit and Other Short-term Borrowings

At September 30, 2005 we had outstanding borrowings of $17.4 million on a revolving line of credit and $29.5 million in term loans.   In addition we had an outstanding subordinated note payable for $14.8 million as of September 30, 2005.

Under the terms of the credit agreements, we are required to maintain certain financial ratios, such as certain Debt to EBITDA calculations. The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit.

Our continued liquidity is dependent upon the following key factor:

Ability to stay in compliance with debt covenants

Our new senior secured and senior subordinated loan agreements require us to meet certain financial covenants such as capital expenditures limits and certain EBITDA targets.  The first measurement date for these covenants is December 31, 2005.  We believe we will meet these covenants on that date.

Commitments

We had the following material contractual commitments related to operating leases for equipment facilities at September 30, 2005.  In addition, we had material obligations related to short-term and long-term debt arrangements, excluding our accounts payable, accrued liabilities and taxes payable of  $24.8 million at September 30, 2005:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
	(in thousands)

Operating leases	$6,864	$1,943	$2,737	$1,344	$840
Line of credit	17,433	17,433	—	—	—
Payable to former Italian subsidiary	2,700	2,000	700	—	—
Future commitment to pay former shareholders of St. Louis Music, Inc.	3,180	—	3,180	—	—
Short-term and long-term debt	44,250	2,645	5,290	7,790	28,525
Total	$74,427	24,021	$11,907	$9,134	$29,365

With the refinancing of our existing debt and cash flows from existing operations, we believe we will have adequate resources to meet our obligations as they come due through December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however, we did not have any derivative financial instruments as of September 30, 2005.

At September 30, 2005, we had variable rate lines of credit with outstanding balances of $17.4 million and a Term Loan A and Term Loan B totaling $29.5 million. As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the quarter ended September 30, 2005, an increase in the average interest rate of 10%, i.e. from 7.58% to 8.34%, would have resulted in an approximately $90,000 decrease per quarter in net income before income taxes.  The fair value of such debt approximates the carrying amount on the consolidated balance sheet at September 30, 2005.

Our non-U.S. subsidiaries have functional currencies of the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. These subsidiaries are located in the U.K. and Canada.  Income and expense items are translated at the average exchange rates prevailing during the period. A 10% decrease in the value of the U.S. dollar compared to the local currencies of our non-U.S. subsidiaries, throughout the quarter ended September 30, 2005, would have resulted in an approximately $27,000 decrease to net income before income taxes.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2005, a new credit facility was completed providing a $69.5 million senior secured loan facility and a $14.8 million senior subordinated note payable.  The senior secured loan facility consists of a $40.0 million revolving loan, a $15.0 million Term Loan A, and a $14.5 million Term Loan B.  In connection with the senior subordinated note, the Company issued 257,732 shares of common stock to the subordinated lender at a per share price of $2.91.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On November 2, 2005 the Company announced a 1-for-5 reverse split of the Company’s common stock. The 1-for-5 reverse stock split will be effective after the close of the market on November 17, 2005.  Fractional shares will not be issued.  Shareholders who would otherwise receive a fractional share of common stock will be entitled to receive cash in lieu of fractional shares.  Mellon Investor Services LLC, the Company’s transfer agent, will act as the exchange agent. Currently, there are approximately 22.8 million shares of the Company’s common stock outstanding. Following the reverse stock split, the Company intends to list its common stock on the NASDAQ Capital Market.

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

LOUD Technologies Inc.
(Registrant)

Dated: November 14, 2005	By:	/s/ James T. Engen
James T. Engen
President, Chief Executive Officer and Director

Dated: November 14, 2005	By:	/s/ Timothy P. O’Neil
Timothy P. O’Neil
Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.