Form 10-K
period 2005-12-31
LOUD TECHNOLOGIES INC
filed 2006-03-31
CIK 946815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 0-26524

LOUD TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Washington	91-1432133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16220 Wood-Red Road, N.E., Woodinville, Washington 98072

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (425) 487-4333

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes  ☐   No  ☒

The aggregate market value of common stock held by non-affiliates of registrant at June 30, 2005 was approximately $16,389,607 based upon the closing price of the registrant’s common stock as quoted on the Nasdaq OTC Bulletin Board System on June 30, 2005 of $15.55. Per-share data contained in this report reflect the 1-for-5 reverse split effected on November 17, 2005.

On March 31, 2006, 4,566,202 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2006 annual meeting of stockholders (including amendments thereto) are incorporated by reference into Part III of this Form 10-K

LOUD TECHNOLOGIES INC.

FORM 10-K

For the Year Ended December 31, 2005

INDEX

Part I

Item 1.	Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Securities Holders

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits, Financial Statement Schedules

Signatures

PART I

Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2005, particularly including but not limited to the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain “forward-looking statements” within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Such forward-looking statements include among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar expressions. Actual results could differ materially and adversely from those discussed in this report. Factors that could cause or contribute to such differences include but are not limited to the risks discussed in the “Risk Factors” section in Item 1A. Readers are cautioned not to place undue reliance on these forward-looking statements, and should recognize that these statements are accurate only as of the date of this report and will not be updated to reflect future developments.

Item 1. Business

Overview

LOUD Technologies Inc. was founded in 1988 and incorporated in Washington under the name Mackie Designs Inc., and changed its name to Loud Technologies Inc. September 13, 2003. LOUD is one of the world’s largest dedicated professional audio and music products companies. As the corporate parent for world-recognized brands Alvarez®, Ampeg®, Crate®, EAW®, Knilling®, Mackie®, SIA® and TAPCO®, LOUD engineers, manufactures, markets and distributes a wide range of professional audio and musical instrument products worldwide. Additionally, LOUD is one of the largest distributors of branded professional audio and music accessories through its SLM Marketplace catalog.

Our product lines include sound reinforcement speakers, analog mixers, guitar and bass amplifiers, professional loudspeaker systems, violins and other stringed instruments, and digital mixers. These products can be found in professional and project recording studios, video and broadcast suites, post-production facilities, sound reinforcement applications including churches and nightclubs, retail locations, and on major musical tours.

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc., a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products. This transaction is explained in more detail in Note 18 of the accompanying financial statements.

On August 29, 2005 we completed a refinancing of our credit facilities with our U.S. lenders that were to mature in the first half of 2006. This transaction is explained in more detail in Note 10 of the accompanying financial statements.

On November 3, 2005 we announced a 1-for-5 reverse split of the Company’s outstanding common stock. The 1-for-5 reverse stock split was effective after the close of business on November 17, 2005. In lieu of fractional shares, shareholders received cash at a rate of $2.95 per whole post-split share. Mellon Investor Services LLC, the Company’s transfer agent, acted as the exchange agent.

At December 31, 2005, 3,370,127 shares, representing 73.8% of our outstanding common stock, were owned by affiliates of Sun Capital Partners, Inc., a private investment firm. Accordingly, we are a controlled company within the meaning of the NASD rules governing companies listed on the Nasdaq Capital Market and, as discussed in greater detail below and in our proxy statement for our 2006 annual shareholder meeting, we are therefore exempt from application of certain of the corporate governance rules, particularly including those relating to independent board composition and compensation and nominating committee requirements.

The Company voluntarily delisted from the Nasdaq Small Cap Market™ on February 7, 2003 because of ongoing difficulties in satisfying certain of the Nasdaq continuing listing requirements. The Company’s stock began trading on the OTC Bulletin Board on February 11, 2003. We applied for reinstatement to the Nasdaq Capital Market™ on November 23, 2005. Our stock began trading on the Nasdaq Capital Market™ under the symbol “LTEC” on March 1, 2006.

“MACKIE,” the running man figure, “TAPCO,” “EAW,” and “SIA” are registered trademarks or “common law” trademarks of LOUD Technologies Inc. “Alvarez”, “Ampeg”, “Crate”, and “Knilling” are registered trademarks of our wholly owned subsidiary, St. Louis Music, Inc. To the extent our trademarks are unregistered, we are unaware of any conflicts with trademarks owned by third parties. This document also contains names and marks of other companies, and we claim no rights in the trademarks, service marks and trade names of entities other than those in which we have a financial interest or licensing right.

Marketing

Innovative marketing is the hallmark of each LOUD brand. As a result, each brand holds an enviable, unique position in its respective marketplace. Each brand is supported by a dedicated team of brand-specific product, business and communication resources backed by an in-house marketing and design team that handles all media planning, buying, print literature and advertising design, web design, public relations, product documentation, product training, as well as end-user and dealer trade shows and special events.

Our Major Brands

Alvarez is an acoustic guitar line geared to players of all types – from entry-level to professional.

Ampeg is the industry standard in bass amplification for more than 50 years.

Crate is an entry-level brand of musical instrument amplification products.

EAW is precision engineered, technologically superior loudspeakers and digital mixers. EAW systems are found in public spaces including sporting arenas, churches, nightclubs, and on major musical tours.

Mackie is innovative professional audio systems for both recording and sound reinforcement applications.

Distribution and Sales

Sales to customers in the United States represent 63%, 58% and 63% of total net sales in 2005, 2004 and 2003 respectively. In the United States, for Mackie, EAW, SIA and TAPCO products, we use a network of independent representatives to sell to over 2,500 retail dealers. These products are sold in musical instrument stores, professional audio outlets and several mail order outlets. For the acquired brands of St. Louis Music (Alvarez, Ampeg, Crate, SLM Marketplace, and Knilling), we use a dedicated, domestic employee sales force (there were approximately 25 as of December 31, 2005) who sell to musical instrument stores and retail locations. Beginning in 2006, this employee sales force will begin selling Mackie and TAPCO products as well, while our existing base of independent representatives will continue to sell EAW and SIA products. Sales to our top 10 U.S. dealers represented approximately 27%,

22% and 27% of net sales made in 2005, 2004 and 2003, respectively. One dealer, Guitar Center Inc., accounted for approximately 16%, 12% and 12% of net sales in 2005, 2004 and 2003, respectively. No other dealer accounted for more than 10% of net sales in this period.

Internationally, our products are offered direct to dealers in the United Kingdom, Canada, France, Germany, Belgium, Netherlands and Luxembourg primarily through our subsidiaries in the United Kingdom and Canada. We also sell direct to dealers in Japan. Our products are also distributed through local distributors in countries where we do not have direct operations. No single international distributor accounted for more than 10% of international net sales in this period.

Sales to customers in the United States were $128.7 million, $71.6 million, and $82.0 million for 2005, 2004 and 2003 respectively, while international sales were $75.7 million, $51.7 million and $48.7 million, for the comparable periods.

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

Product support specialists are located in Woodinville, Washington, Whitinsville, Massachusetts, and St. Louis, Missouri to provide direct technical service and support. Technical support is provided either through a toll-free number or web-based support during scheduled business hours, and via the website after business hours, as well. Service and repairs on our speaker products sold in the United States are performed at our Whitinsville site. Service and repairs on our electronic products sold in the United States are performed at approximately 100 authorized service centers located throughout the United States. Internationally, our subsidiary in the United Kingdom, as well as our independent distributors, are utilized to provide product support and are also responsible for warranty repairs for products sold into their markets. Additionally, certain products returned to stock are processed through a contract repair facility in Shanghai, China.

Research and Development

We pride ourselves on employing the top engineering and product design talent in the professional-audio and musical instrument industries. Research and development teams are located in Woodinville, Washington; Whitinsville, Massachusetts; St. Louis, Missouri; Shenzhen, China; and Victoria, B.C., Canada. We also utilize third-party engineering service groups to supplement our in-house personnel. Research and development investment was approximately $10.3 million, $7.8 million, and $7.7 million in 2005, 2004 and 2003, respectively.

Competition

The professional audio and musical instrument industries are fragmented and highly competitive. There are many manufacturers, large and small, domestic and international, which offer products that vary widely in price and quality and are distributed through a variety of channels. We compete primarily on the basis of product quality and reliability, price, ease of use, brand name recognition and reputation, ability to meet customers’ changing requirements and customer service and support. We compete with a number of professional audio and musical instrument manufacturers, several of whom have significantly greater development, sales and financial resources. Our major competitors are subsidiaries of Harman

International Industries; Yamaha Corporation; Peavey Electronics Corporation; and Fender Musical Instruments Corporation.

Proprietary Technologies

We have a strong interest in protecting the intellectual property assets that reflect original research, creative development and product development. As such, we have sought protection through patents, copyrights, trademarks and trade secrets and have applied and filed for various design and utility patents, both domestically and internationally. We have actively used certain trademarks, and have applied for and registered specific trademarks in the United States and in foreign countries. While the registration of patents and trademarks, and the use of copyrights, trade secrets and other intellectual property protections provides us with certain legal rights, there can be no assurance that any such registration will prevent others from infringing upon these trademarks.

Manufacturing

In 2005, we continued to streamline our manufacturing operations to focus on our core competency of building loudspeaker systems at third party contract manufacturers. The majority of our products are manufactured in Asia. We continue to operate our Whitinsville, Massachusetts manufacturing facility, which focuses primarily on the EAW brand, and our Yellville, Arkansas manufacturing facility, which focuses primarily on guitar amplifiers. We have established a team in China who manages and facilitates the transition of products from design to manufacturing at our Asian contract manufacturers.

Employees

At December 31, 2005, we had 704 full-time equivalent employees, including 172 in marketing, sales and customer support; 113 in research and development; 346 in manufacturing, manufacturing support and manufacturing engineering; and 73 in administration and finance. Of our employees, 34 were members of an organized labor union as of December 31, 2005.

Website Access to Reports

Our website address is www.loudtechinc.com. The contents of our website are not incorporated into this report or into any of our filings with the Securities and Exchange Commission. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Forms 3, 4 and 5 filed by our executive officers, directors and certain shareholders pursuant to Section 16(a) of the Exchange Act, and any amendments to those reports are available free of charge on our website, as soon as is reasonably practicable, after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The SEC also maintains a website, http://www.sec.gov, at which you may access all of our filings of other persons who are required to file reports with respect to the ownership, disposition, and voting of our equity securities.

Item 1A.  Risk Factors

Dependence on Key Customer. In 2005, 2004, and 2003 one customer, Guitar Center Inc., accounted for approximately 16%, 12% and 12%, respectively, of our net sales revenues. We anticipate that this customer will continue to represent a significant portion of our sales however, the customer is not obligated to continue purchasing products from us. Were our relationship with this customer to deteriorate for any reason we could lose a significant portion of our net sales revenues, which would have a material adverse impact on our results of operations, liquidity and financial condition.

Liquidity and Debt Obligations. Under the terms of our U.S. credit agreements, we must maintain certain financial covenants and ratios and must maintain adequate levels of eligible collateral to support our borrowing level. The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. The covenants in these credit agreements may restrict our operations. If we are unable to generate adequate levels of sales and operating profit, our lenders could declare us to be in default of our obligations. If we are in default, there is no assurance that the lenders would grant waivers or agree to restructure our debt or that we would be able to attain other financing. If we default on our debt, our lenders have a variety of remedies against us including accelerating all amounts so that they come due immediately and foreclosing on their security interests, which would allow the creditors to take possession of all of our assets. Moreover, our debt obligations are largely cross-defaulted, which means that a default under one of the agreements causes a default against each other credit agreement. In such instances, if we cannot obtain alternate financing in a very short period of time, we may have to suspend or discontinue our operations, liquidate our assets or take other measures that would result in a material adverse effect upon our financial condition and results of operations.

Our line of credit accrues interest based on variable short-term interest rates. Increases in the prime rate or LIBOR would increase our interest expense, which would adversely affect our profitability and cash flows.

Competition. Our industry is highly competitive, and we face competition from a number of well-known brands including Yamaha, Harman-Kardon, Peavey and Fender. Many of our competitors are substantially better capitalized and have substantially stronger market presence than we have. We also expect increasing competition from both established and emerging companies. Competition may have the effects of reducing the prices we can charge for our products, increasing our marketing costs associated with developing and maintaining our market niche, or reducing the demand for our products. If we fail to compete successfully against current and future sources of competition, our profitability and financial performance will be adversely affected, and those effects may be material.

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

Rapid Technological Change. Product technology evolves rapidly, making timely product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our existing products obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our products do not perform well, our business and financial condition will be adversely affected. Also, new products may contain defects or errors which could cause the products to fail to gain market acceptance.

Product Liability. Some of our products, such as amplifiers, speakers and sound mixers, are electronically powered and carry a risk of electrical shock or fire. These and other products create a risk that our customers or third parties may bring claims that our products have caused property damage, physical injury or death. In extreme cases these claims may be asserted as class actions, contending that such products brought harm to large numbers of people. These types of litigation, if threatened or brought, may be costly and may distract management’s attention from operating our business, whether or not we ultimately are adjudged to be liable and whether or not we settle such an action.

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

Use of Third Party Distribution Centers. We store and ship the majority of our products from our Woodinville, Washington and St. Louis, Missouri locations. In addition, we utilize third party distribution centers in Europe and Asia. These distribution centers may encounter personnel issues, business disruptions, information systems outages or other disruptions, which may not be remedied quickly, resulting in delays in shipments of our products. Failure to maintain adequate systems and internal controls at these facilities could result in customer shipments being delayed or otherwise improperly transacted, potentially resulting in lost revenue, products or customers.

Use of Contract Manufacturers. The majority of our products are manufactured by third-party contract manufacturers. Third-party manufacturing creates additional risks including:

•      reduction in control of the manufacturing process;

•      longer lead times for transitions of newly released products from engineering to full release;

•      lead times for transitions of existing products to new third party manufacturers;

•      reduced flexibility in reacting to demand changes;

•      increased transportation cost and delivery times;

•      fluctuations in currency exchange rates (specifically the “floating” currency rate in China);

•      delays or inability to source parts on reasonable payment terms; and

•      concentration of production by certain key manufacturers.

Manufacturing in China. Our ability to import products from China at current tariff levels could be materially and adversely affected if the “normal trade relations” (“NTR”, formerly “most favored nation”) status the United States government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other “normal” trading partners. China’s NTR status, coupled with its membership in the World Trade Organization, could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China’s WTO membership or NTR status will not change.

International Operations. We have significant net sales to customers outside the United States and believe that international sales will continue to represent a significant portion of our revenue. International sales may fluctuate due to various factors, including:

•      changes in regulatory requirements;

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

Sales Regulations. In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission, the Consumer Products Safety Commission and Underwriters’ Laboratories. Internationally, our products may be required to comply with regulations or standards established by telecommunications authorities in the countries into which we sell our products, as well as various multinational or extranational bodies. Recent environmental legislation in the European Union may increase our costs of doing business internationally as we comply with and implement these new requirements. The European Union, or EU, has issued a directive on the restriction of certain hazardous substances in electronic and electrical equipment, known as RoHs, and has enacted the Waste Electrical and Electronic Equipment, or WEEE, directive applicable to persons who import electrical or electronic equipment into Europe. Although neither of these directives is applicable to our products as of the date of this report, both are expected to become effective in 2006. We are currently implementing measures to comply with each of these directives as individual EU nations adopt their implementation guidelines. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries to which we export, we can offer no assurances that our existing and future product offerings will remain compliant with evolving standards and regulations. If we fail to obtain timely domestic or foreign regulatory approvals or certification, we may be unable to sell our products into jurisdictions to which these standards apply, which may prevent us from sustaining our revenues or maintaining profitability.

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

Restructured Sales Force. In early 2006, we decided to eliminate our relationship with independent representatives in the United States and Canada who sell Mackie and TAPCO brands, and instead use an existing domestic employee sales force that had, and will continue to, sell existing St. Louis Music brands. Our independent representatives have had strong relationships with our distributors and retailers, and if our new sales force is unable to continue and grow these relationships, sales could be negatively affected.

Item 2.  Properties

We own one building, a 63,250 square foot building located on 7.66 acres in Yellville, Arkansas, the remainder of our properties are leased. The building we own is primarily used for manufacturing. We lease facilities in Woodinville, Washington totaling approximately 170,000 sq. ft. to house our corporate headquarters as well as a distribution center. The lease on the approximately 80,000 sq. ft. of distribution and warehouse space was renewed in January of 2006 and expires July 31, 2011. The lease on the approximately 90,000 sq. ft. of corporate headquarters and distribution center was renewed in May of 2005 and expires December 31, 2011. We lease a series of connected buildings in a manufacturing complex in Whitinsville, Massachusetts, totaling 220,285 sq. ft. This lease continues through April 2008. We lease a warehouse (approximately 78,000 sq. ft), a research and development center (approximately 26,000 sq. ft), and a warehouse with office space (approximately 67,000 sq. ft) all located in St. Louis, Missouri. All three of these leases were renewed and extended with the acquisition of St. Louis Music, Inc. The warehouse was renewed again in February of 2006 and now expires June 30, 2009, the R&D center and the main office/warehouse expire March 5, 2008. The lessors for two of the St. Louis, Missouri leases are immediate family members of Edward Kornblum, our Senior Vice President of Entertainment and Artist Relations. We lease additional smaller facilities in the United States, Canada, Europe and Asia for our regional sales and support offices. We believe our properties are adequate for our anticipated needs.

Item 3.  Legal Proceedings

On or about November 29, 2005, LOUD Technologies Inc. and its subsidiary, St. Louis Music Company, were named as party-defendants in a lawsuit in the United States District Court, Southern District of Florida. The lawsuit, filed by Ace Pro Sound and Recordings and served upon the Company, alleges individual and class action claims against LOUD, as well as other, unrelated defendants. The claims include civil conspiracy, tortuous interference, violation of Florida’s state and the Federal Racketeering Influenced and Corrupt Organization Act as well as Section 1 and Section 2 Sherman Act antitrust claims. Management believes these claims are completely without merit, and LOUD has filed a motion to dismiss this case and intends to vigorously defend these claims.

In addition to the case noted above, we are also involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

The Company voluntarily delisted from the Nasdaq Small Cap Market™ on February 7, 2003 because of ongoing difficulties in satisfying certain of the Nasdaq continuing listing requirements. The Company’s stock began trading on the OTC Bulletin Board on February 11, 2003. We applied for reinstatement to the Nasdaq Capital Market™ on November 23, 2005. Our stock began trading on the Nasdaq Capital Market™ under the symbol “LTEC” on March 1, 2006.

As of December 31, 2005, there were 4,566,202 common stock shares of LOUD Technologies Inc. issued and outstanding and approximately 105 shareholders of record. The following table shows the high and low sales prices for our common stock for the periods indicated. Prices reported in this table are adjusted to reflect the 1-for-5 reverse split announced on November 3, 2005 and effected November 17, 2005.

	Common Stock
	HIGH	LOW
Year Ended December 31, 2005:
Fourth Quarter	$16.00	$10.00
Third Quarter	$15.75	$13.25
Second Quarter	$18.25	$13.75
First Quarter	$17.00	$9.00

Year Ended December 31, 2004:
Fourth Quarter	$11.00	$6.50
Third Quarter	$11.00	$8.50
Second Quarter	$12.75	$9.25
First Quarter	$13.50	$9.50

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

Sales of Unregistered Securities

In connection with the acquisition of St. Louis Music and pursuant to the Acquisition Agreement dated March 4, 2005 by and among Loud Technologies, Inc., SLM Holding Corp., SLM Merger Corp. and St. Louis Music, we issued 79,358 shares of common stock to Edward Kornblum, one of the shareholders of St. Louis Music. The shares were issued in an unregistered private placement in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

On August 29, 2005 we issued 51,547 shares of common stock, par value $14.55 per share, to certain institutional and accredited investors in accordance with Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The consideration for these shares was cash in the amount of $750,000 and the proceeds of such sale are to be used for debt retirement and working capital.

Equity Compensation Plan Information

The Company has a shareholder-approved equity plan that enables the Compensation Committee of the Board of Directors to make stock option awards.

The table below provides information, as of December 31, 2005, concerning securities under current and former equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	628,712	15.27	869,579
Total	628,712	15.27	869,579

During July 2003, our board of directors adopted the 2003 Stock Option Plan (the 2003 Plan), authorizing options to purchase 345,600 shares of common stock. The 2003 Plan calls for options to be non-qualified stock options with exercise prices equal to the fair market value of the stock on the date granted. Options generally vest over a five-year period and expire on the earlier of ten years from grant date or three months from termination. If an option holder is terminated for Cause, as defined in the 2003 Plan, the options would terminate a day prior to termination. At December 31, 2005, 61,000 shares of common stock were available for future grants under the 2003 Plan.

The Company also has a 1995 Stock Option Plan (the 1995 Plan), which authorized 1.3 million shares of common stock for grants. The exercise price of incentive stock options granted under the 1995 Plan may not be less than the fair market value of the common stock on the date of grant. The exercise price of nonqualified stock options granted under the plan may be greater or less than the fair market value of the common stock on the date of grant, as determined by the stock option committee of the board of directors at its discretion. Options generally vest over a four to five-year period and expire no later than ten years after the date of grant. At December 31, 2005, 809,000 shares of common stock were available for future grants under the 1995 Plan.

Item 6.  Selected Consolidated Financial Data

The following selected Consolidated Statements of Operations data for each of the three years in the period ended December 31, 2005 and the Consolidated Balance Sheet data as of December 31, 2005 and 2004 are derived from our audited Consolidated Financial Statements included elsewhere herein. The selected Statements of Operations data for the years ended December 31, 2002 and 2001 and the Balance Sheet data as of December 31, 2003, 2002, and 2001 were derived from our audited Financial Statements, as restated for discontinued operations, which are not included in this Form 10-K. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data (a):

Net sales	$204,328	$123,276	$130,766	$159,362	$171,967
Gross profit	65,324	41,349	29,310	37,860	51,865
Operating expenses (b)	56,816	40,043	44,974	69,512	52,622
Net income (loss) from continuing operations	930	(2,291)	(15,412)	(30,050)	(3,159)
Net income (loss) from discontinued operations	2,827	—	(6,383)	(7,878)	(2,170)
Net income (loss)	3,757	(2,291)	(21,795)	(37,928)	(5,329)

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.20	$(0.52)	$(3.94)	$(12.03)	$(1.27)
Net income (loss) from discontinued operations	0.59	—	(1.63)	(3.15)	(0.88)
Basic net income (loss) per share	$0.79	$(0.52)	$(5.57)	$(15.18)	$(2.15)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.19	$(0.52)	$(3.94)	$(12.03)	$(1.27)
Net income (loss) from discontinued operations	0.57	—	(1.63)	(3.15)	(0.88)
Diluted net income (loss) per share	$0.76	$(0.52)	$(5.57)	$(15.18)	$(2.15)

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheets Data:
Working capital	$27,305	$1,764	$2,582	$14,890	$23,366
Total assets	$95,545	$60,795	$50,422	$123,955	$153,964
Long-term debt (c)	$40,944	$11,612	$16,262	$20,266	$19,401
Shareholders’ equity	$9,087	$3,320	$832	$17,236	$52,810

(a)   The consolidated statements of operations data for years ended 2003, 2002 and 2001 have been restated for discontinued operations.

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

General

We develop, manufacture, and sell high-quality, affordable sound reinforcement speakers, analog mixers, guitar and bass amplifiers, professional loudspeaker systems, violins and other stringed instruments, and digital mixers on a worldwide basis. Our products are used by both professional and amateur musicians; school music programs; sound installation contractors and broadcast professionals in sound recordings, live presentations systems and installed sound systems. We distribute our products primarily through retail dealers, mail order outlets and installed sound contractors. We have our primary operations in the United States with smaller operations in the United Kingdom, Canada, China and Japan.

We had a significant improvement in our operating results in 2005, owing in part to our acquisition of St. Louis Music, Inc., on March 4, 2005 and in part to improved margins due to the continued transition of manufacturing to Asia. For the twelve months ended December 31, 2005, revenue increased 65.7% to $204.3 million from $123.3 million for 2004. Revenue for 2005 included $67.2 million attributable to St. Louis Music, Inc., without which our year-over-year improvements in revenues would have been $13.8 million, or 11.2%. Operating income for 2005 increased by 553.8% to $8.5 million, or 4.2% of sales, compared to $1.3 million, or 1.1% of sales, for 2004. Income from continuing operation rose to $0.9 million, or $0.19 per diluted share, compared to a loss from continuing operations of $2.3 million, or $0.52 per share, for 2004. Net income for 2005 was $3.8 million, or $0.76 per diluted share, which included a gain on sale of the Company’s discontinued operations in Italy of $2.8 million (net of tax), or $0.57 per diluted share. This compares to a net loss for 2004 of $2.3 million, or $0.52 per share. All per-share amounts in this report are adjusted to reflect the 1-for-5 reverse stock split that was effected on November 17, 2005.

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

Inventory Valuation. LOUD inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market for Mackie, EAW, SIA and TAPCO brands. For the Crate, Alvarez, Knilling, and Ampeg brands, the inventory is valued at the lower of average cost or market. Included in our inventories balance are demonstration products used by our sales representatives and marketing department including finished goods that have been shipped to customers for evaluation. Market value adjustments are recorded for excess and obsolete material, slow-moving product, service and demonstration products. We make judgments regarding the carrying value of our inventory based upon current market conditions. These conditions may change depending upon competitive product introductions, customer demand and other factors. If the market for our previously released products changes, we may be required to write down the cost of our inventory.

Allowance for Doubtful Accounts. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to meet their financial obligations to us. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determine a smaller or larger allowance appropriate, we would record a credit or a charge to selling, general, and administrative expense in the period in which we made such a determination.

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

Goodwill and Other Intangible Assets. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. In accordance with SFAS No. 142, we no longer amortize goodwill and intangible assets with indefinite lives, but instead we measure these assets for impairment at least annually, or when events indicate that impairment exists. At December 31, 2005, we had goodwill of $2.2 million. We will continue to amortize intangible assets that have definite lives over their useful lives.

Revenue Recognition. Revenues from sales of products, net of sales discounts, returns and allowances, are generally recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection of the resulting receivable is considered probable. Products are generally shipped “FOB shipping point” with no right of return. We do have some dealers who finance their purchases through finance companies. We have a manufacturer’s repurchase agreement with the finance companies. We defer the revenue and related cost of goods sold of these sales at the time of the sale. We then recognize the revenue and related cost of goods sold of these sales when the right of return no longer exists. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant. We generally warrant our products against defects in materials and workmanship for periods of between one and six years, with the exception of Alvarez Yairi guitars which have a limited lifetime warranty. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

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

Accounting for Acquisitions. Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of trademarks, customer relationships, and developed technology includes the use of estimates including: the potential impact on operating results of the revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology and appropriate discount rates based on the particular business’s weighted average cost of capital. Our process to determine the fair value of inventories acquired was to estimate the selling price of the inventories less the sum of costs to sell and a reasonable selling profit allowance.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

Net sales from continuing operations increased by 65.7% to $204.3 million in 2005, from $123.3 million in 2004. Sales were positively impacted due to the acquisition of St. Louis Music, Inc. Net sales of the St. Louis brands for the ten months ended December 31, 2005 were $67.2 million, or 83.0% of the total increase. The remaining increase in sales primarily related to increased product availability from our contract manufacturers and the introduction of new products. We have one significant customer who represented approximately 16% and 12% of our total revenues in 2005 and 2004, respectively. U.S. sales represented approximately 63% of our total sales in 2005, compared to approximately 58% in 2004. In 2006, we anticipate introducing and shipping new products, resulting in increased revenues in 2006 over 2005. We will also have twelve months of sales for the acquired brands of St. Louis Music, Inc., which we anticipate will increase revenues in 2006.

Gross Profit

Gross profit increased by 58.1% to $65.3 million, or 32.0% of net sales, in 2005 from $41.3 million, or 33.5% of net sales, in 2004. $14.5 million of this increase related to the acquisition of St. Louis Music, Inc. $2.4 million, or 1.2% of net sales, of the decline in gross profit percentage is a result of the impact of recording St. Louis Music’s inventories at fair value as a result of the purchase price allocation of St. Louis Music.

The remaining increase is due to higher sales in 2005 for Mackie, TAPCO and EAW brands. The reduction in gross profit percentage from 2004 to 2005 is primarily attributable to the addition of St. Louis Music brands, which are typically sold at lower margin percentages. In 2006, we anticipate our margins to remain in the 32%-35% range.

Selling, General and Administrative

Selling, general and administrative expenses increased by 44.3% to $46.6 million in 2005, from $32.3 million in 2004. The primary cause of this increase was due to the acquisition of St. Louis Music, Inc. Selling, general and administrative expenses for St. Louis Music were $11.8 million for period from acquisition through December 31, 2005. The remaining increase was primarily due to higher marketing expenses and higher commission expense and personnel expense as a result of higher revenues, partially offset by decreases in rent and telephone expenses, and lower allowances for doubtful accounts due to an improved accounts receivable aging. We expect selling, general and administrative expenses to increase in 2006 when we will have a full year of expenses of St. Louis Music, Inc.

Research and Development

Research and development expenses increased by 31.7% to $10.3 million in 2005, from $7.8 million in 2004, of which $1.9 million relates to the acquisition of St. Louis Music, Inc. We anticipate our research and development costs will be higher in 2006 compared to 2005, due to investing in new products and improvements in existing products, in addition to a full year of expenses of St. Louis Music, Inc.

Other Income (Expense)

Net other expense increased $3.9 million, or 110.1% from $3.6 million in 2004 to $7.5 million in 2005. The causes of this increase were an increase of interest expense of $2.7 million, an increase in management fee of $0.7 million, an increase to other expense of $0.8 million, partially offset by an increase to interest income of $0.3 million.

The increase to interest expense was primarily caused by the increase in debt related to the acquisition of St. Louis Music, Inc., along with a rise in variable interest rates during 2005.

The increase in management fees of $0.7 million was principally due to higher EBITDA. Management fees are paid to Sun Capital Partners Management, LLC quarterly and are calculated as the greater of $400,000 annually or 6% of EBITDA, not to exceed $1,000,000 per year. Of the $1.2 million of management fees expensed during 2005, $1.0 million relates to the 2005 EBITDA calculation, $0.1 million is a result of a correction to the management fee owed for the 2004 EBITDA calculation, and the remaining amount is miscellaneous expenses incurred by Sun Capital Partners Management, LLC, for which Sun Capital is entitled to reimbursement pursuant to our Management Services Agreement dated February 21, 2003.

Other expense in 2005 was primarily due to the expensing of unamortized fees related to the prior debt facility as a result of the refinancing of our debt facilities and foreign exchange transaction losses. Other expense in 2004 was primarily a loss on conversion of Sun Capital debt to equity, partially offset by income from the sale of fixed assets.

Income Tax Expense (Benefit)

Income tax expense from continuing operations was $47,000 and $58,000 from discontinued operations for a total expense of $105,000 in 2005 compared to $12,000 in 2004. The tax expense primarily consists of alternative minimum tax because the regular tax is offset by the utilization of net operating carryforwards and by a corresponding decrease in the deferred tax asset valuation allowance. For 2004, the entire tax expense related to our non-U.S. subsidiaries.

At December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $28.8 million, which if not utilized would begin to expire in 2024. Approximately $27.5 million of these loss carryforwards relate to the United States and U.K. Approximately $1.3 million of these loss carryforwards relate to our discontinued operation in France, which we believe we will not be able to recapture. We have total net deferred tax assets, including our net operating loss carryforwards, of approximately $16.0 million as of December 31, 2005. We have recorded a valuation allowance for all of the net deferred tax assets as a result of uncertainties of future taxable income necessary for the realization of these net assets.

Gain on Discontinued Operations

In March 2005, we recognized a $2.8 million gain from the discontinued operations of our former Italian subsidiary, net of tax of $58,000. This gain was a result of an agreement with Mackie Italy to settle the net outstanding amounts owed by the Company.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales

Our net sales from continuing operations in 2004 were $123.3 million compared to $130.8 million in 2003, a decrease of $7.5 million, or 5.7%. Sales were negatively impacted during the majority of 2004 due to shortages on certain products. These product shortages were due to the migration of certain product manufacturing from Woodinville, Washington to contract manufacturers, as well as the closure of our Italian operations. We have one significant customer who represented approximately 12% of our total revenues in each of the years 2004 and 2003. U.S. sales represented approximately 58% of our total sales in 2004, compared to approximately 63% in 2003.

Gross Profit

Our gross profit increased in 2004 to $41.3 million, or 33.5% of net sales, from $29.3 million, or 22.4% of net sales in 2003. The improvement to our gross profit in 2004 was due primarily to increased use of off-shore third party contract manufacturers to produce our products as well as lower levels of write downs of excess and obsolete inventory. Specifically, we took charges against cost of sales of approximately $0.4 million in 2004 related to excess or obsolete products compared to $5.7 million in 2003.

Selling, General and Administrative

Selling, general and administrative expenses were $32.3 million in 2004, a decrease of $3.4 million, or 9.6%, over 2003 expenses of $35.7 million. The primary causes of this reduction were the full year benefits of the cost reduction initiatives completed in 2003 as well as lower third party commissions in 2004 caused by lower sales revenue.

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

Other Income (Expense)

Net other expense during 2004 was $3.6 million compared to $0.9 million in 2003. Interest expense was $2.9 million in each year while other expense was $0.7 million in 2004 compared to other income of $1.8 million in 2003. The primary component of other expense in 2004 was a $0.4 million loss on the conversion of Sun Mackie debt to equity while the primary component of other income in 2003 was a $1.6 million gain related to favorable settlements on liabilities of Mackie Designs Engineering Services BVBA (“Mackie Belgium”), which was closed in 2003.

Income Tax Benefit (Expense)

We had income tax expense of $12,000 in 2004 compared to an income tax benefit of $1.2 million in 2003. During 2003, we received $5.0 million in income tax refunds related to carrying back our taxable losses from 2002 to prior year’s returns where we had paid income taxes. The $1.2 million income tax benefit in 2003 represents primarily the difference between income tax refunds received during 2003 in excess of the estimated income tax receivable recorded at December 31, 2002.

Discontinued Operations

Discontinued operations related to the operations of our former subsidiary, Mackie Italy. We incurred a loss on discontinued operations of $6.4 million in 2003. During 2003, the loss consisted of a $1.7 million loss on the disposition of Mackie Italy, losses from operations of $2.9 million, $1.1 million net interest expense, $0.5 million of income tax expense and $0.2 million of other non-operating losses.

Liquidity and Capital Resources

On August 29, 2005, a new credit facility was completed providing a $69.5 million senior secured loan facility and a $14.8 million senior subordinated note. The senior secured loan facility consists of a $40.0 million revolving loan (of which $9.6 million was outstanding as of December 31, 2005), a $15.0 million Term Loan A, and a $14.5 million Term Loan B. In connection with the senior subordinated note, the Company issued 51,547 shares of common stock to the subordinated lender at a per share price of $14.55.

The $29.5 million term loans under the Credit Agreement have quarterly principal payments.  The term loans bear interest at the Bloomberg's prime rate or LIBOR, both plus a specified margin.  This rate for Term Loan A was 7.88% and Term Loan B was 8.38% at December 31, 2005.  Interest is due monthly on each term loan. The final Term Loan A principal payment is due August 29, 2010. The final Term Loan B principal payment is due August 29, 2011. Under the revolving line of credit, the Company can borrow up to $40.0 million, subject to certain restrictions, including available borrowing capacity. Interest is due monthly or at the end of a LIBOR period (but in such case no greater than 3 months) and is based on Bloomberg's prime rate or LIBOR, both plus a specified margin.  The term loans and the line of credit are both secured by substantially all of the assets of the Company and its subsidiaries, and are both senior to other long-term debt.  The $14.8 million in senior subordinated notes issued is subordinate to all amounts due under the Credit Agreement and to any refinancing thereof.  Interest accrues on the senior subordinated notes at a rate of 14% and is due quarterly. Of the 14% interest rate, up to two percent may be added to principal on each interest payment date. The principal under the Senior Subordinated Note Agreements is due February 29, 2012.

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million. This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005. Under the terms of the settlement agreement, we made additional payments of $2.5 million during 2005. We also committed to pay $2.2 million during 2006. We recognized a gain on discontinued operations of $2.9 million in 2005 related to this settlement.

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc., a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products for total cash consideration including transaction costs of $35.3 million and the assumption of certain liabilities of $7.2 million. The Company believes the acquisition will further diversify the Company’s product offerings and to help acquire, retain and extend relationships with customers.

As of December 31, 2005, we had cash and cash equivalents of $0.5 million and total debt and short-term borrowings of $56.0 million, including $2.2 million payable to our former Italian subsidiary.  At December 31, 2005 we had availability of $23.3 million on our revolving line of credit, net of a $3.2 million standby letter of credit issued for the commitment to pay the former shareholders of St. Louis Music, Inc.

Net Cash Provided by (Used in) Operating Activities

Cash provided by operations was $10.0 million in 2005 while cash used in operations was $1.2 million in 2004. In 2003, $122 million was provided by operations. Net income for 2005 was $3.8 million, that included $4.5 million in depreciation and amortization, $1.1 million in amortization of deferred financing fees and a $2.9 million gain on discontinued operations. In 2005, a decrease of our receivables and inventory levels provided cash of  $8.0 million, while a decrease of our accounts payable and accrued expenses used $5.4 million of cash.

In 2006, we anticipate increasing our inventory levels to meet increased demand. We expect increases in revenues to increase our receivables. Additionally, accounts payable is expected to increase in 2006 due primarily to the forecasted increase in inventory.

Net Cash Used in Investing Activities

Cash used in investing activities was $37.0 million in 2005, an increase from $1.2 million used in 2004 and $1.8 million used in 2003. $35.3 million of this investing activity was the acquisition of St. Louis Music, Inc. The remaining increase is due to capital expenditures for equipment primarily used in manufacturing.

As part of our third party manufacturing agreements, most of our contract manufacturers require that we invest in tooling equipment prior to the start of manufacture. Accordingly, in 2006 we anticipate increasing spending on new tooling devices required to build our products and other equipment used in the manufacturing process.

Net Cash Provided by (Used in) Financing Activities

Our cash provided by financing activities was $27.0 million in 2005 and $2.1 million in 2004. Cash used in financing activities was $12.9 million in 2003. Financing activities in 2005 related primarily to a new credit facility of $69.5 million consisting of a revolving loan facility under which $9.6 million was outstanding at December 31, 2005, a Term Loan A of $15.0 million, a Term Loan B of $14.5 million, and subordinated debt of $14.8 million. Along with this refinancing, we paid off our existing note payable of $11.4 million, a term loan of $0.6 million, a credit facility of $11.8 million, and incurred $3.8 million in deferred financing costs. In 2004, financing activities related primarily to proceeds on our existing line of credit, as well as payments on our long-term debt.

Payments and Proceeds from Long-term Debt, Line of Credit and Other Short-term Borrowings

Under the terms of the line of credit and subordinated loan agreements, we are required to maintain certain financial ratios, such as measuring our EBITDA to our total debt and senior debt, and maintaining a certain fixed charge coverage ratio. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit.

Our continued liquidity is dependent upon the following key factors:

Ability to stay in compliance with debt covenants

Our new senior secured and senior subordinated loan agreements require us to meet certain financial covenants such as capital expenditures limits and measuring EBITDA to senior and total debt, as well as a fixed charge coverage ratio. The first measurement date for these covenants was December 31, 2005, and as of that date we had met all of our covenant requirements. We believe we will continue to meet these requirements in each quarter of 2006.

Commitments

We had the following material contractual commitments related to operating leases for equipment facilities at December 31, 2005. In addition, we had material obligations related to short-term and long-term debt arrangements, excluding our accounts payable, accrued liabilities and taxes payable of $27.3 million at December 31, 2005:

	Payments due by period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	5-7 years
Operating Leases	$9,701	$2,359	$3,901	$2,486	$955
Line of Credit	9,595	9,595
Payable to former Italian subsidiary	2,200	2,200
Future commitment to pay former shareholders of St. Louis Music, Inc., including interest	3,188		3,188
Short-term and long-term debt	44,250	3,306	5,540	10,323	25,081
Total	$68,934	$17,460	$12,629	$12,809	$26,036

With the refinancing of our existing debt and cash flows from existing operations, we believe we will have adequate resources to meet our obligations as they come due through December 31, 2006.

Recent Accounting Pronouncements

During the fourth quarter of 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share Based Payment: An Amendment of SFAS Nos. 123 and 95.” The new standard requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. Our options are typically granted with vesting periods of 4-5 years, and we intend to amortize compensation cost over this vesting period using the straight-line method. We will adopt SFAS 123R, effective January 1, 2006, using the Modified Prospective Application Method whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Once adopted, we expect SFAS 123R will impact our financial results by significantly reducing our net income. We expect the implementation of SFAS123R will have a significant impact on our future results of operations. For the year ended December 31, 2006 we expect our stock option expense to be between $0.3 million and $0.6 million.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4”. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material effect on our financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations”. This statement, effective for the period ending December 31, 2005,  provides guidance to ensure consistency in recording legal obligations associated with long-lived tangible asset retirements. FIN 47 did not have a material effect on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was adopted in the fourth quarter of 2005. EITF 05-6 did not have a significant impact on our financial position, results of operations or cash flows.

 7A. Qualitative and Quantitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuations in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however we did not have any derivative financial instruments as of December 31, 2005.

At December 31, 2005, we had variable rate lines of credit with outstanding balances of $9.6 million. In addition, our $29.5 million term loans also had variable interest rates. As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the year ended December 31, 2005, an increase in the average interest rate of 10%, i.e. from 8.08% to 8.89%, would have resulted in an approximately $346,000 decrease in net income before income taxes. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at December 31, 2005.

A substantial majority of our revenues are denominated in U.S. Dollars, and during the fiscal year ended December 31, 2005 approximately 13% of our revenues were denominated in foreign currencies. We ordinarily do not engage in hedging, rate swaps, or other derivatives as a means to minimize our foreign currency risk and, instead, mitigate that exposure by limiting the portion of our sales that are denominated in other than U.S. Dollars. Assuming the same level of foreign currency denominated sales as in 2005, a 10% decline in the average exchange rates for all these currencies would have caused a decline of approximately $2.4 million, or 1%, of our revenues.

Item 8. Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included beginning on page 23 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
LOUD Technologies Inc.:

We have audited the accompanying consolidated balance sheets of LOUD Technologies Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations,  shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of LOUD Technologies Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LOUD Technologies Inc., and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington
March 27, 2006

LOUD TECHNOLOGIES INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(In thousands, except for share amounts)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$468	$450
Accounts receivable, net of allowances of $2,224 and $1,671 respectively	28,224	16,800
Inventories	39,290	27,959
Prepaid expenses and other current assets	1,859	2,385
Total current assets	69,841	47,594
Property, plant and equipment, net	7,863	7,381
Goodwill	2,248	—
Other intangible assets, net	12,198	5,128
Deferred financing costs, net	3,378	632
Other assets	17	60
Total assets	$95,545	$60,795

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term borrowings	$9,595	$11,826
Accounts payable	16,133	17,679
Accrued liabilities	10,009	6,972
Taxes payable	1,293	1,466
Current portion of long-term debt	3,306	300
Current portion of payable to former Italian subsidiary	2,200	7,587
Total current liabilities	42,536	45,830

Long-term debt, excluding current portion	40,944	11,612
Deferred tax liabilities	40	—
Future commitment to pay	2,938	—
Other liabilities	—	33
Total liabilities	86,458	57,475

Commitments and contingencies (Note 15)	—	—
Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 4,566,202 and 4,427,638 shares at December 31, 2005 and 2004,respectively	40,788	38,778
Accumulated deficit	(31,701)	(35,458)
Total shareholders’ equity	9,087	3,320
Total liabilities and shareholders’ equity	$95,545	$60,795

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2005, 2004, and 2003

(In thousands, except per share data)

	2005	2004	2003
Net sales	$204,328	$123,276	$130,766
Cost of sales	139,004	81,927	101,456
Gross profit	65,324	41,349	29,310
Operating expenses:
Selling, general, and administrative	46,561	32,259	35,678
Research and development	10,255	7,784	7,711
Restructuring costs	—	—	1,585
Total operating expenses	56,816	40,043	44,974
Operating income (loss)	8,508	1,306	(15,664)
Other income (expense):
Interest income	322	13	141
Interest expense	(5,635)	(2,947)	(2,851)
Management fee	(1,161)	(400)	(400)
Other	(1,057)	(251)	2,201
Total other income (expense)	(7,531)	(3,585)	(909)
Income (loss) before income taxes and discontinued operations	977	(2,279)	(16,573)
Income tax expense (benefit)	47	12	(1,161)
Income (loss) from continuing operations	930	(2,291)	(15,412)

Gain (loss) on discontinued operations, net of income tax expense of $58, $0 and $539, respectively	2,827	—	(6,383)
Net income (loss)	$3,757	$(2,291)	$(21,795)

Per share data
Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.20	$(0.52)	$(3.94)
Net income (loss) from discontinued operations	0.59	—	(1.63)
Basic net income (loss) per share	$0.79	$(0.52)	$(5.57)
Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.19	$(0.52)	$(3.94)
Net income (loss) from discontinued operations	0.57	—	(1.63)
Diluted net income (loss) per share	$0.76	$(0.52)	$(5.57)

Shares outstanding
Shares used in computing basic net income (loss) per share	4,758	4,383	3,911
Shares used in computing diluted net income (loss) per share	4,957	4,383	3,911

LOUD TECHNOLOGIES INC.

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2005, 2004, and 2003

(In thousands)

				Accumulated
				other
	Common stock		Accumulated	comprehensive
	Shares	Amount	Deficit	income (loss)	Total
Balance at December 31, 2002	2,511	$29,345	$(11,372)	$(737)	$17,236
Shares issued in private transaction, net	1,387	3,619	—	—	3,619
Warrants issued in connection with debt agreement	—	600	—	—	600
Options issued for covenant not to compete	—	285	—	—	285
Exercise of stock options	23	1	—	—	1
Amortization of deferred stock compensation	—	149	—	—	149
Comprehensive loss:
Net loss	—	—	(21,795)	—	(21,795)
Foreign currency translation adjustment	—	—	—	(228)	(228)
Realization of loss on currency translation adjustment	—	—		965	965
Total comprehensive loss					(21,058)
Balance at December 31, 2003	3,921	33,999	(33,167)	—	832
Conversion of debt to equity	496	4,837	—	—	4,837
Exercise of stock options	10	1	—	—	1
Additional offering costs for shares issued in private transaction	—	(115)			(115)
Amortization of deferred stock compensation	—	56	—	—	56
Comprehensive loss:
Net loss	—	—	(2,291)		(2,291)
Total comprehensive loss					(2,291)
Balance at December 31, 2004	4,427	38,778	(35,458)	—	3,320
Shares issued- acquisition of St. Louis Music, Inc.	79	1,190	—	—	1,190
Exercise of stock options	8	11	—	—	11
Issuance in connection with debt refinance	52	750	—	—	750
Amortization of deferred stock compensation	—	59	—	—	59
Comprehensive income:
Net income	—	—	3,757	—	3,757
Total comprehensive income					3,757
Balance at December 31, 2005	4,566	$40,788	$(31,701)	$—	$9,087

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004, and 2003

(In thousands)

	2005	2004	2003
Operating activities:
Net income (loss)	$3,757	$(2,291)	$(21,795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposal of business	—	—	(1,577)
Depreciation and amortization	4,513	3,307	6,982
Amortization of deferred financing costs	1,064	506	379
(Gain) loss on asset dispositions	—	(232)	113
(Gain) loss on discontinued operations	(2,885)	—	1,694
Deferred stock compensation	59	56	149
Loss on conversion of debt to equity		400	—
Non-cash interest expense	57	88	113
Changes in operating assets and liabilities, net of acquisition and disposition:
Accounts receivable	664	(3,761)	8,992
Inventories	7,365	(9,029)	18,746
Prepaid expenses and other current assets	813	(713)	(1,634)
Other assets	60	465	76
Accounts payable and accrued expenses	(5,402)	9,836	(4,166)
Taxes payable	(173)	178	4,090
Other liabilities	139	(39)	—
Net cash provided by (used in) operating activities	10,031	(1,229)	12,162
Investing activities:
Proceeds from sales of property, plant and equipment	—	830	221
Purchases of property, plant and equipment	(1,726)	(2,053)	(1,982)
Acquisition of St. Louis Music, Inc., including transaction fees paid	(35,288)	—	—
Net cash used in investing activities	(37,014)	(1,223)	(1,761)
Financing activities:
Proceeds from long-term debt and warrants	—	—	17,500
Payments on long-term debt	(11,969)	(1,698)	(16,791)
Issuance of long-term debt	44,250	—	—
Net proceeds (payments) on line of credit and short term borrowings	9,595	3,958	(17,254)
Net payment of existing credit facility	(11,826)	—	—
Payments on debt conversion costs	—	(115)	—
Financing costs associated with debt issuance	(3,810)	—	—
Net proceeds from stock sales and exercise of stock options	761	—	3,620
Cash provided by (used in) financing activities	27,001	2,145	(12,925)
Effect of exchange rate changes on cash	—	—	219
Increase (decrease) in cash and cash equivalents	18	(307)	(2,305)
Cash and cash equivalents at beginning of year	450	757	3,062
Cash and cash equivalents at end of year	$468	$450	$757
Supplemental schedule of noncash financing and investing activities
Cash paid for interest	$4,732	$1,655	$3,060
Cash paid (refunded) for income taxes	$169	$(329)	$(4,628)
Conversion of note payable and accrued interest to equity	$—	$4,437	$—
Accrued interest converted to note payable	$—	$960	$—
Issuance of shares related to the acquisition of St. Louis Music	$1,190	$—	$—
Other supplemental disclosures
Payoff on existing line of credit relating to St. Louis Music, Inc. by borrowings under line of credit	$39,313	$—	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOUD TECHNOLOGIES INC.

(1)           Description of Business

We develop, manufacture, and sell high-quality, affordable digital and analog audio mixers, speakers, guitar and bass amplifiers, branded musical instruments and related accessories, and other professional audio equipment on a worldwide basis. Our products are used by professional and amateur musicians; school music programs; sound installation contractors and broadcast professionals in sound recordings, live presentations systems and installed sound systems. We distribute our products primarily through retail dealers, mail order outlets and installed sound contractors. We have our primary operations in the United States with smaller operations in the United Kingdom, Canada, China and Japan.

(2)           Summary of Significant Accounting Policies

a)                                     Basis of Presentation

The financial statements consolidate the accounts of LOUD Technologies Inc. and our wholly owned subsidiaries. The companies are collectively hereinafter referred to as “the Company,” “LOUD”, “we,” “our” and “us.” All significant intercompany accounts and transactions have been eliminated. Financial information includes St. Louis Music, Inc. for the period March 5, 2005 through December 31, 2005. All common stock shares information and share prices have been adjusted for the 1-for-5 reverse stock split that occurred on November 17, 2005.

b)                                     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allocation of purchase cost to assets acquired and liabilities assumed, the carrying amount of property and equipment and intangibles; valuation allowances for receivables, inventories, and deferred income tax assets and liabilities. Actual results may differ from those estimates.

c)                                      Revenue Recognition

Revenues from sales of products, net of sales discounts, returns and allowances, are generally recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection of the resulting receivable is considered probable. Products are generally shipped “FOB shipping point” with no right of return. We do have some dealers who finance their purchases through finance companies. We have manufacturer’s repurchase agreements with the finance companies and defer the revenue and related cost of goods sold of these sales at the time of the sale. We then recognize the revenue and related cost of goods sold from these sales when the repurchase obligation no longer exists. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for periods of between one and six years, with the exception of Alvarez Yairi guitars, which have a limited lifetime warranty. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

d)                                     Advertising Expense

The cost of advertising included in selling, general and administrative expense is expensed as incurred. For 2005, 2004, and 2003 these expenses totaled $7.1 million, $4.2 million, and $2.4 million, respectively.

e)                                      Research and Development Costs

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

f)                                        Foreign Currency

The financial statements of our non-U.S. subsidiaries are in United States Dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. In 2003, due to the restructuring of our operations in Europe subsequent to the sale of Mackie Italy, we determined the functional currency of our remaining non-U.S. subsidiaries to be the United States Dollar. Prior to the sale of our Italian operations in December 2003, we had entities whose functional currency was the local currency of the country in which they operate. As a result, all monetary assets and liabilities in the balance sheets of these subsidiaries are stated in the United States Dollar. Foreign currency transaction gains and losses are included in other income (expense). Realized and unrealized gains and losses on foreign currency transactions are included in other income (expense). For the year ended December 31, 2005 the amount related to transaction losses was $466,000, whereas for the years 2004 and 2003, the amount related to transaction gains was $8,000 and $615,000, respectively.

g)                                     Cash Equivalents

We consider all demand deposits and all highly liquid debt instruments with maturity at purchase of three months or less to be cash equivalents.

h)                                     Accounts Receivable

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

Allowances deducted from accounts receivable for the years ended December 31, 2005, 2004, and 2003 are as follows (in thousands):

	Balance at beginning of year	Additions	Increase from Acquisition	Deductions*	Balance at end of year

2005	$1,671	$401	$775	$(623)	$2,224

2004	$2,163	$609	$—	$(1,101)	$1,671

2003	$2,684	$1,359	$—	$(1,880)	$2,163

*              Deductions represent uncollectible accounts written off against the allowance, net of recoveries. For 2003, deductions include $1,159 related to amounts included  in beginning balance of discontinued operations sold in 2003.

i)                                        Inventories

LOUD inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market for Mackie, EAW, SIA and TAPCO brands. For the Crate, Alvarez, Knilling, and Ampeg brands, the inventory is valued at the lower of average cost or market. Market value adjustments are recorded for excess and obsolete material, slow-moving product, service and demonstration products. We make judgments regarding the carrying value of our inventory based upon current market conditions. In 2005, 2004 and 2003, we made adjustments, included in cost of sales, associated with products that are no longer marketable due to a combination of product obsolescence and poor field performance. Inventory adjustments recorded in cost of sales associated with these products amounted to approximately $0.4 million, $0.4 million and $5.7 million in 2005, 2004 and 2003, respectively.

j)                                        Property, Plant and Equipment

Property, plant and equipment are stated at cost, (fair value as of the acquisition date in the case of St. Louis Music, Inc. acquired property, plant and equipment), less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows: buildings, 20 years; machinery and equipment, 5 to 7 years; and furniture and fixtures, 3 to 5 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. Maintenance and repairs are expensed as incurred.

k)                                     Deferred Financing Costs

Financing costs associated with debt financing are capitalized and amortized over the term of the debt. The amortization periods are five years for our revolving loan and Term Loan A, six years for our Term Loan B and six and a half years for our senior subordinated note. The amortization method for the revolving loan is straight line, whereas the Term Loans and senior subordinated note are amortized using the effective interest rate method. As of December 31, 2005 accumulated amortization was approximately $232,000.

Expected future amortization expense related to deferred financing costs is as follows (in thousands):

Year ending December 31:
2006	$686
2007	678
2008	670
2009	650
2010	495
2011	176
2012	23

l)                                        Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually, or when events indicate that impairment exists (see Note 3). Intangible assets that are determined to have definite lives will continue to be amortized on the straight-line method over their estimated useful lives. Developed technology and the trademark of EAW are amortized over 20 years. Trademarks, customer relationships and developed technology due to the acquisition of St. Louis Music are amortized over 20, 15, and 5 years respectively.

m)                                  Impairment of Long-Lived Assets

The recoverability of long-lived assets including property, plant and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. Factors which may trigger impairment include significant underperformance relative to expected operating results, significant changes in our use of the assets or the strategy for our overall business, and significant negative industry or economic trends.

n)                                     Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and long-term debt approximates their fair value because they are of a short-term nature or have interest rates that approximate market rates.

o)                                     Stock-Based Compensation

Stock-based employee compensation plans are accounted for using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including SFAS Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price or if options were issued to non-employees.

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

The following table summarizes relevant information as to the reported amounts under the Company’s intrinsic value method of accounting for stock awards, with pro forma information as if the fair value recognition provisions of SFAS No. 123 have been applied:

	2005	2004	2003
	(In thousands, except for per share data)
Net income (loss):
As reported	$3,757	$(2,291)	$(21,795)
Add stock-based employee compensation expense included in reported net loss	—	—	101
Less stock-based employee compensation expense determined under fair value based method	(458)	(840)	(1,307)
Pro forma	$3,299	$(3,131)	$(23,001)
Basic net income (loss) per share:
As reported	$0.79	$(0.52)	$(5.57)
Pro forma	0.69	(0.71)	(5.88)
Diluted net income (loss) per share:
As reported	$0.76	$(0.52)	$(5.57)
Pro forma	0.67	(0.71)	(5.88)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2005	2004	2003

Weighted average risk-free interest rate	4.0%	3.1%	3.5%
Expected volatility	85.0%	90.0%	95.0%
Expected lives (in years)	5	5	7

For options granted with an exercise price equal to the market price at the time of issuance, the weighted average fair value of options granted during the years 2005, 2004 and 2003 was $14.85, $8.00, and $4.35, respectively. There were no options granted in 2005, 2004 and 2003 for which the exercise price was less than the market price.

p)                                     Guarantees

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

Indemnification and warranty provisions contained within our sales agreements are generally consistent with those prevalent in our industry. The duration of product warranties is generally one to six years following delivery of products, with the exception of Alvarez Yairi guitars, which have a limited lifetime warranty.

The warranty liability is summarized as follows (in thousands):

	Balance at beginning of period	Charged to cost of sales	Increase from Acquisition	Applied to liability	Balance at end of period

2005	$978	$2,456	$290	$(2,744)	$980
2004	$1,081	$2,379	$—	$(2,482)	$978
2003	$1,525	$2,788	$—	$(3,232)	$1,081

q)                                     Income Taxes

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

r)                                       Computation of Basic and Diluted Net Income (Loss) per Share

Net income (loss) per share has been calculated under SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed using the weighted average number of common stock outstanding for the year including warrants and options to purchase shares exercisable for little cash consideration. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year increased by the weighted average number of potential common shares outstanding during the period, using the treasury stock method. During the years ended December 31, 2005, 2004 and 2003, potential common shares related to stock options of 430,000, 731,000, and 800,000, respectively, wee excluded from the calculation of diluted net income (loss) per share, as their effect wa anti-dilutive in 2004 and 2003, whereas in 2005, they were excluded because they were out of the money.

s)                                       Concentration of Credit and Supply Risk

We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the United States. Where we are exposed to material credit risk, we generally require letters of credit, advance payments, or carry foreign credit insurance. No individual country outside of the United States accounted for more than 10% of net sales in any of the periods presented. Sales to U.S. customers are generally on open credit terms. In the United States, we primarily sell our products through third-party resellers and experience individually significant annual sales volumes with major resellers. In 2005, 2004 and 2003, we had sales to one customer of $32.4 million, $14.4 million and $15.6 million or 16%, 12% and 12%, respectively, of consolidated net sales from continuing operations.

Many of our products are currently being manufactured exclusively by contract manufacturers on our behalf. During 2005, sales of products manufactured by one manufacturer were $56.1 million, or approximately 27% of consolidated net sales, while sales of products manufactured by another manufacturer were $21.9 million or approximately 11% of consolidated net sales. No other contract manufacturer manufactured more than 10% of our consolidated net sales in 2005.

t)                                        Recent Accounting Pronouncements

During the fourth quarter of 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share Based Payment: An Amendment of SFAS Nos. 123 and 95.” The new standard requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. Our options are typically granted with vesting periods of 4-5 years, and we intend to amortize compensation cost over this vesting period using the straight-line method. We will adopt SFAS 123R, effective January 1, 2006, using the Modified Prospective Application Method whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Once adopted, we expect SFAS 123R will impact our financial results by significantly reducing our net income. We expect the implementation of SFAS123R will have a significant impact on our future results of operations. For the year ended December 31, 2006 we expect our stock option expense to be between $0.3 million and $0.6 million.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4”. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material effect on our financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations”. This statement, effective for the period ending December 31, 2005, provides guidance to ensure consistency in recording legal obligations associated with long-lived tangible asset retirements. FIN 47 did not have a material effect on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was adopted in the fourth quarter of 2005. EITF 05-6 did not have a significant impact on our financial position, results of operations or cash flows.

u)                                     Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

v)                                      Reverse Stock Split

On November 17, 2005, the Company effected a 1-for-5 reverse split of our outstanding common stock. Historical share numbers and prices throughout this Annual Report on Form 10-K are split-adjusted.

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

We adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill and the timing of transitional impairment steps. The first phase identifies indications of impairment; while the second phase (if necessary), measures the impairment. As required by SFAS No. 142, we performed an impairment test on the goodwill acquired related to the acquisition of St. Louis Music, Inc. as of December 31, 2005, and determined no impairment was necessary.

(4)                                 Discontinued Operations

In December 2003, we placed our indirect wholly owned Italian subsidiary, Mackie Designs (Italy) S.p.A. (“Mackie Italy”), into an Italian form of court-supervised liquidation and sold all of the shares of Mackie Italy to a third party. Mackie Italy was a manufacturer of many of our speaker products, which were purchased by the Company for subsequent sale outside of Italy. At the time of sale, the Company owed Mackie Italy approximately $9.2 million related to the purchase of goods in the normal course of business. During 2004, we made payments to Mackie Italy of approximately $1.6 million, lowering our liability to $7.6 million at December 31, 2004. Additionally, Mackie Italy had a payable to a separate wholly-owned subsidiary of the Company for approximately $2.7 million, which was fully reserved at the date of sale in 2003.

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million. This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005. Under the terms of the settlement agreement, we made payments of $2.5 million in 2005. Additionally, we committed to pay $2.2 million during 2006. We recognized a gain on discontinued operations of $2.9 million in 2005 related to this settlement.

The disposition of these operations is accounted for as a discontinued operation. At December 31, 2003, we do not show any assets or liabilities of this entity on our consolidated balance sheet. We have reclassified and condensed the results of discontinued operations on our consolidated statements of operations for all years presented. Cash flows from these operations are included in our consolidated statements of cash flows for all periods presented. Summarized operating results of the discontinued operations for the year ended December 31, 2003, is as follows:

2003
(in thousands)
Revenues	$29,121
Gross Profit	5,058
Operating income (loss)	(3,707)
Loss before income taxes	(4,637)
Income tax expense	(539)
Loss from discontinued operations*	(6,383)

*Includes loss on disposition of $1.7 million.

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

(5)           Restructuring Costs

During 2003, management approved and implemented a plan to restructure operations. Major activities primarily involved the reduction of workforce due to our decision to close certain manufacturing facilities. We incurred $1.6 million in restructuring expenses, primarily representing employee severance and related costs for approximately 210 displaced employees.

(6)           Inventories

Inventories consist of the following:

	December 31,
	2005	2004
	(In thousands)
Raw materials	$5,531	$3,951
Work in process	976	657
Finished goods	32,783	23,351
	$39,290	$27,959

(7)           Intangible Assets

Intangible assets with finite lives consist of the following:

	December 31,
	2005	2004
	(In thousands)
Developed technology	$5,470	$5,200
Customer relationships	3,080	—
Trademark	5,930	1,380
Non-compete agreement	285	285
	14,765	6,865
Less accumulated amortization	(2,567)	(1,737)
	$12,198	$5,128

Amortization expense for intangible assets was $830,000, $424,000 and $408,000 in 2005, 2004 and 2003, respectively.

Expected future amortization expense related to identifiable intangible assets for the next five years is as follows (in thousands):

Year ending December 31:
2006	$832
2007	816
2008	816
2009	816
2010	771

(8)           Property, Plant and Equipment

As of December 31, 2005 and 2004, property, plant and equipment consisted of the following:

	December 31,
	2005	2004
	(In thousands)
Land and buildings	$851	$—
Machinery, equipment and software	15,169	12,564
Furniture and fixtures	1,293	928
Leasehold improvements	1,739	1,518
	19,052	15,010
Less accumulated depreciation and amortization	(11,189)	(7,629)
	$7,863	$7,381

(9)           Income Taxes

Components of income (loss) before income taxes are as follows (in thousands):

	2005	2004	2003

U.S.	$5,618	$(1,229)	$(20,786)
Foreign	(1,756)	(1,050)	(1,631)

Income (loss) before income taxes	$3,862	$(2,279)	$(22,417)

The income tax expense (benefit) is as follows (in thousands):

	2005	2004	2003

Current income taxes:
U.S. federal	$—	$—	$(1,191)
Foreign	65	12	569
Total current	65	12	(622)
Deferred income taxes:
U.S. federal	40	—	—
State and local	—	—	—
Foreign	—	—	—
Total deferred	40	—	—

Total income tax expense (benefit)	$105	$12	$(622)

The allocation of income tax expense (benefit) is as follows (in thousands):

	2005	2004	2003
Total income tax expense (benefit) from continuing operations	$47	$12	$(1,161)

Total income tax expense from discontinued operations	58	—	539
Total income tax expense (benefit)	$105	$12	$(622)

The tax effects of temporary differences and carryforwards that give rise to significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Accrued expenses	$947	$768
Bad debt allow ance	494	517
Inventory adjustments	1,311	1,216
Net operating loss carryforwards	10,185	11,287
Capital loss carryforwards	5,445	5,435
Tax credit carryforwards	706	385
Other items, net	—	9
	19,088	19,617
Less valuation allowance	(15,962)	(17,324)
Total deferred tax assets	3,126	2,293
Deferred tax liabilities:
Property, plant, and equipment	1,495	566
Specifically identifiable intangible assets	1,671	1,727
Total deferred tax liabilities	3,166	2,293
Net deferred tax liabilities	$(40)	$—

Utilization of net operating loss carryforwards and tax credit carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Deferred tax assets of foreign jurisdictions comprised $1.7 million and $1.2 million at December 31, 2005 and 2004, respectively. Deferred tax liabilities of foreign jurisdictions were zero at December 31, 2005 and 2004.

Reconciliation from the United States statutory income tax rate of 34% to the effective income tax rate is as follows:

	2005	2004	2003
	(In thousands)
Tax at the statutory rate	$1,313	$(775)	$(7,621)
US tax loss on discontinued operations	—	—	(6,255)
Research and development tax credit	(192)	(100)	(26)
Change in income tax reserve	(125)	—	—
Nondeductible expenses and other permanent differences	259	123	90
Foreign tax greater (less) than U.S. statutory rate	27	(5)	2,555
Increase(decrease in valuation allowance)	(1,362)	1,085	10,786
State taxes, net of federal impact	86	(186)	(151)
Other	99	(130)	—
Income tax expense (benefit)	$105	$12	$(622)

At December 31, 2005 we had U.S. and international net operating loss carryforwards of approximately $28.8 million. Approximately $23.9 million of these loss carryforwards relate to the United States, and approximately $3.6 million relate to the U.K. Approximately $1.3 million of these loss carryforwards relate to our discontinued operation in France, which we believe we will not be able to realize. These carryforwards generally begin expiring in 2024.

We have provided a valuation allowance on the net deferred tax assets. Due to our history of operating losses, we have determined it is more likely than not that they will not be fully realized since the utilization of our deferred tax assets depends on future profits, which are not assured.

(10)        Debt and Liquidity

On August 29, 2005, a new credit facility was completed providing a $69.5 million secured loan facility and a $14.8 million senior subordinated note payable. The senior secured loan facility consists of a $40.0 million revolving loan, a $15.0 million Term Loan A, and a $14.5 million Term Loan B. In connection with the senior subordinated note, the Company issued 51,547 shares of common stock to the subordinated lender at a per share price of $14.55. The Company deferred $3.6 million of financing fees associated with this debt issuance, $3.4 million of which remained on the balance sheet at December 31, 2005. Of the deferred financing fees, $0.9 million was paid to an affiliate of Sun Capital, a related party, as part of this transaction.

The Company's obligations under the Credit Agreement and the Subordinated Note Agreements are automatically accelerated upon certain bankruptcy or insolvency events, and may be accelerated upon the occurrence of other events of default under the Credit Agreement and the Subordinated Note Agreement, such as non-payment of principal, interest or fees when due, or failure to comply with affirmative and negative covenants, subject to any applicable grace periods.

As of December 31, 2005, the Company was in compliance with all financial covenants.

(a))                                Short-Term Borrowings

At December 31, 2005 and 2004, the outstanding balance on our line of credit was $9.6 million (current credit agreement) and $11.8 million (previous credit agreement), respectively. At December 31, 2005, we had the ability to borrow an additional $23.3 million on this current line of credit. Under the revolving line of credit, the Company can borrow up to $40.0 million, subject to certain restrictions that take effect December 31, 2005, including available borrowing capacity. Interest is due monthly or at the end of a LIBOR period (but in such case no greater than 3 months) and is based on Bloomberg's prime rate or LIBOR, both plus a specified margin. Under the terms of the line of credit and subordinated loan agreements, we are required to maintain certain financial ratios, such as measuring our EBITDA to our total debt and senior debt, and maintaining a certain fixed charge coverage ratio. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit.

The weighted average interest rate on total short-term borrowings was 8.77% and 5.75% at December 31, 2005 and 2004, respectively.

(b)                                 Long-Term Debt

Long-term debt consisted of the following at December 31:

	2005	2004
	(In thousands)
U.S. term loans	$—	$552
U.S. subordinated note payable	—	11,360
Term Loan A	15,000	—
Term Loan B	14,500	—
Subordinated note payable	14,750	—
	44,250	11,912
Less current portion	(3,306)	(300)
	$40,944	$11,612

Principal payments on the $29.5 million Term Loan A and Term Loan B, under the Credit Agreement, are paid quarterly.  The term loans bear interest at the Bloomberg's prime rate or LIBOR, both plus a specified margin. This rate for Term Loan A was 7.88% and Term Loan B was 8.38% at December 31, 2005.  Interest is due monthly on each term loan. The final Term Loan A principal payment is due August 29, 2010. The final Term Loan B principal payment is due August 29, 2011.   The term loans and the line of credit are both secured by substantially all of the assets of the Company and its subsidiaries, and are both senior to other long-term debt.  The $14.8 million in senior subordinated notes issued is subordinate to all amounts due under the Credit Agreement and to any refinancing thereof.  Interest accrues on the senior subordinated notes at a rate of 14% and is due quarterly. Of the 14% interest rate, up to two percent may be added to principal on each interest payment date. The principal under the Senior Subordinated Note Agreements is due February 29, 2012.

In addition, we have a future commitment to pay the former owners of St. Louis Music $3.0 million plus interest of 3%. This commitment is due two years after the date of acquisition and was secured by a standby letter of credit in September 2005.

Principal payments on the United States term loan were originally due in equal monthly payments over five years, beginning in July 2003. A portion of the term loan was backed by U.S. based fixed assets. Due to the sale of the Woodinville, Washington manufacturing equipment, an additional $1.3 million was paid on the term loan in 2004. Additionally, in August 2004, we executed a Loan Amendment Agreement which reduced the monthly principal payment due on the term loan to $25,000. Interest was also due monthly and was calculated at the bank’s prime rate plus a specified margin. This rate was 6.00% at December 31, 2004.

In March 2003, we obtained a note payable for $11.0 million, which was subordinate to the previous line of credit with another lender. Interest accrued at a rate of 10%, of which 8% was paid monthly while the remaining 2% was paid monthly if there was specific excess availability on our line of credit; otherwise, the 2% interest was added to principal. Principal and interest were originally due May 2006. During 2004, we had added a total of $360,000 in accrued interest to the note payable.

In August 2004, we executed an Exchange Agreement whereby we exchanged our entire debt to Sun Mackie, an affiliate of Sun Capital Partners, Inc., for 496,031 shares of common stock valued at $9.75 per share. We recognized a loss on early extinguishment of debt with this transaction of $0.5 million representing the difference in the carrying value of the debt and the fair value of the common stock issued.

Aggregate annual principal payments of long-term debt are stated below (in thousands):

2006	$3,306
2007	2,645
2008	2,895
2009	3,770
2010	6,553
2011	10,331
2012	14,750
Total long-term debt	$44,250

(11)        Related-Party Transactions

At December 31, 2003, we had a $4.0 million note payable to Sun Mackie. This note was exchanged for common stock as discussed in Note 10.

We have a management agreement with Sun Mackie to pay the greater of $0.4 million or 6% of EBITDA, as defined, up to $1.0 million, per year to an affiliate of Sun Mackie. During 2005 and 2004, we recorded expenses of approximately $1.2 million and $0.4 million, respectively, under this agreement. Of the $1.2 million of management fees expensed during 2005, $1.0 million relates to the 2005 EBITDA calculation, $0.1 million is a result of a correction to the management fee owed for the 2004 EBITDA calculation, and the remaining amount is miscellaneous expenses incurred by Sun Capital Partners Management, LLC

Edward Kornblum is the Senior Vice President of Entertainment and Artist Relations for LOUD. Two entities owned by Edward’s direct relations are the landlords of two buildings leased by the Company. Under one lease, we pay approximately $11,000 per month, and under the second lease we pay approximately $8,000 per month. Edward’s parents are 100% owners of the entity that receives approximately $8,000 per month and 50% owners of the entity that receives approximately $11,000 per month.

(12)        Employee Benefit Plans

We currently have qualified profit-sharing plans under the provisions of Internal Revenue Code Section 401(k) for all U.S. based employees meeting the eligibility requirements. Contributions are based on a matching formula as defined in each of the plans. Additional contributions may be made at the discretion of the board of directors. Contributions to the respective plans vest ratably over a 5-year period. Contributions to the plan were $0.4 million in 2005, and $0.2 million in 2003. The Company made no contribution to the plan in 2004.

(13)        Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share. Stock options representing 430,000, 731,000, and 800,000 shares in 2005, 2004 and 2003, respectively, were excluded from the calculation of diluted net income (loss) per share because they were antidilutive in 2004 and 2003, whereas in 2005, they were excluded because they were out of the money.

	2005	2004	2003
	(In thousands)
Numerator:

Net income (loss) from continuing operations	$930	$(2,291)	$(15,412)
Net income (loss) from discontinued operations	2,827	—	(6,383)

Numerator for basic and diluted net income (loss) per share	$3,757	$(2,291)	$(21,795)

Denominator:
Weighted average shares outstanding	4,758	4,129	3,718

Dilutive potential common shares from outstanding warrants and options	192	254	193
Denominator for diluted net income (loss) per share	4,950	4,383	3,911

	2005	2004	2003
Basic net income (loss) per share:
Continuing operations	$0.20	$(0.52)	$(3.94)

Discontinued operations	0.59	—	(1.63)

Basic net income (loss) per share	$0.79	$(0.52)	$(5.57)

Diluted net income (loss) per share:
Continuing operations	$0.19	$(0.52)	$(3.94)

Discontinued operations	0.57	—	(1.63)

Diluted net income (loss) per share	$0.76	$(0.52)	$(5.57)

(14)        Shareholders’ Equity

In February 2003, we finalized an agreement with Sun Mackie, an affiliate of Sun Capital Partners, Inc., a private investment firm, whereby Sun Mackie, purchased approximately 2.9 million shares of our common stock for $10.0 million. Sun Mackie acquired approximately 1.5 million of these shares from certain selling shareholders. It acquired approximately 1.4 million newly issued shares directly from the Company for approximately $3.6 million. In March 2003, Sun Mackie provided $4.0 million for a note payable and warrants to purchase 240,000 shares of common stock at $0.05 per share. In August 2004, we executed an Exchange Agreement whereby we exchanged our entire debt to Sun Mackie for 496,031 shares of common stock valued at $9.75 per share. We recognized a loss on early extinguishment of debt with this transaction of $0.5 million representing the difference in the carrying value of the debt and the fair value of the common stock issued. The warrants to purchase 240,000 shares of common stock were still outstanding after this transaction.

During July 2003, our board of directors adopted the 2003 Stock Option Plan (the 2003 Plan), authorizing options to purchase 345,600 shares of common stock. The 2003 Plan calls for options to be non-qualified stock options with exercise prices equal to the fair market value of the stock on the date granted. Options generally vest over a five-year period and expire on the earlier of ten years from grant date or three months from termination. If an option holder is terminated for Cause, as defined in the 2003 Plan, the options would terminate a day prior to termination. At December 31, 2005, 61,000 shares of common stock were available for future grants under the 2003 Plan.

The Company also has a 1995 Stock Option Plan (the 1995 Plan), which authorized 1.3 million shares of common stock for grants. The exercise price of incentive stock options granted under the 1995 Plan may not be less than the fair market value of the common stock on the date of grant. The exercise price of nonqualified stock options granted under the plan may be greater or less than the fair market value of the common stock on the date of grant, as determined by the stock option committee of the board of directors at its discretion. Options generally vest over a four to five-year period and expire no later than ten years after the date of grant. At December 31, 2005, 809,000 shares of common stock were available for future grants under the 1995 Plan.

In February 2003, as part of a separation agreement with a former founder and director, we repriced options to purchase 66,000 shares with an average exercise price of $31.35 to a new exercise price of $5.10 in exchange for a non-compete agreement valued at $285,000.

The following table summarizes the stock option activity for the three-year period ended December 31, 2005:

	Shares subject to exercise	Weighted average exercise price
	(In thousands)
Options outstanding at December 31, 2002	790	$26.30
Granted	250	5.25
Forfeited	(200)	26.85
Exercised	(23)	0.05

Options outstanding at December 31, 2003	817	18.35
Granted	25	11.00
Forfeited	(94)	20.80
Exercised	(10)	0.05

Options outstanding at December 31, 2004	738	18.05
Granted	79	14.85
Forfeited	(180)	27.00
Exercised	(8)	1.52

Options outstanding at December 31, 2005	629	$15.27

At December 31, 2005, 2004, and 2003 a total of 406,000, 512,000 and 492,000 options were exercisable, respectively. The weighted average exercise price of these options was $18.65, $22.75, and $24.85 respectively.

The following table summarizes information about options outstanding and exercisable at December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
	(In thousands)			(In thousands)
$ 5.10-8.85	305	6.4	5.22	174	5.27
$ 11.30-23.75	130	7.9	20.54	38	16.22
$ 25.30-32.50	155	3.0	28.61	155	28.61
$ 33.44-43.75	39	2.0	37.30	39	37.30
	629	5.6	$15.27	406	$18.65

(15)        Commitments and Contingencies

(a)           Commitments

We have leases on two buildings in St. Louis, Missouri that are owned by former owners, their relatives, and shareholders of St. Louis Music, Inc. One building, a research and development center, has monthly rent expense of approximately $8,000. The other building, a warehouse with office space, has monthly rent expense of approximately $11,000. Both leases were renewed at the date of acquisition and were extended through March 5, 2008. In addition to these buildings, we lease another warehouse in St. Louis, Missouri. This lease was renewed in February of 2006 and extended until June 30, 2009. We lease facilities in Woodinville, Washington totaling approximately 170,000 sq. ft. to house our corporate headquarters as well as a distribution center. The lease on the approximately 80,000 sq. ft. of distribution and warehouse space was renewed in January of 2006 and expires July 31, 2011. The lease on our approximately 90,000 sq. ft. corporate headquarters and distribution center was renewed in March of 2006 and expires December 31, 2011. We lease a series of connected buildings in a manufacturing complex in Whitinsville, Massachusetts, totaling 220,285 sq. ft. This lease continues through April 2008. We lease additional smaller facilities in the United States, Canada, Europe and Asia for our regional sales and support offices.

Future minimum rental payments under facility leases at December 31, 2005, are as follows (in thousands):

2006	$2,359
2007	2,252
2008	1,648
2009	1,298
2010	1,189
2011	955

Total rent expense for 2005, 2004, and 2003 was $2.4 million, $2.1 million, and $2.2 million, respectively.

(b)           Contingencies

On or about November 29, 2005, LOUD Technologies Inc. and its subsidiary, St. Louis Music Company, were named as party-defendants in a lawsuit in the United States District Court, Southern

District of Florida. The lawsuit, filed by Ace Pro Sound and Recordings and served upon the Company, alleges individual and class action claims against LOUD, as well as other, unrelated defendants. The claims include civil conspiracy, tortuous interference, violation of Florida’s state and the Federal Racketeering Influenced and Corrupt Organization Act as well as Section 1 and Section 2 Sherman Act antitrust claims. LOUD has filed a motion to dismiss this case.

We are also involved in various legal proceedings and claims that arise in the ordinary course of business. We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

(16)        Geographic Information

As of December 31, 2005, our major operations outside the United States include a sales and support office in the United Kingdom. Certain geographic information for continuing operations for the three years ended December 31, 2005 is presented in the table that follows. Sales between affiliated entities are excluded from these amounts. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. The profit on transfers between geographic areas is not recognized until sales are made to nonaffiliated customers.

Sales to customers outside of the United States approximated 37%, 42%, and 37% of net sales in 2005, 2004, and 2003, respectively.

	2005	2004	2003
	(In thousands)
Net sales:
U.S.	$128,681	$71,590	$82,046
Non-U.S.	75,647	51,686	48,720
	$204,328	$123,276	$130,766

As of December 31, 2005 we had inventory (net) and receivables (gross) in foreign locations as shown in the table below.

	2005	2004
	(In thousands)
Gross Receivables
U.S.	$18,897	$8,871
Non-U.S.	11,551	9,600
	$30,448	$18,471

Net Inventory
U.S.	$33,795	$21,304
Non-U.S.	5,495	6,655
	$39,290	$27,959

(17)        Quarterly Financial Data (Unaudited) (In thousands, except per share data, prior periods adjusted for 1-for-5 reverse stock split)

	2005
	First	Second	Third	Fourth
Net sales	$39,945	$54,290	$53,987	$56,106
Gross profit	13,335	15,648	18,206	18,135
Net income (loss)	3,323	(1,690)	379	1,745
Basic net income (loss) per share	0.71	(0.36)	0.08	0.36
Diluted net income (loss) per share	0.68	(0.36)	0.08	0.35

	2004
	First	Second	Third	Fourth
Net sales	$25,681	$30,531	$31,041	$36,023
Gross profit	6,912	10,295	10,348	13,794
Net income (loss)	(3,954)	(957)	(603)	3,223
Basic net income (loss) per share	(0.95)	(0.23)	(0.13)	0.69
Diluted net income (loss) per share	(0.95)	(0.23)	(0.13)	0.67

(18)        Business Combinations

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc. (“St. Louis”), a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products. The Company believes the acquisition of St. Louis Music, Inc. will further diversify the Company’s product offerings to help acquire, retain and extend relationships with customers. Our total purchase price was approximately $43.7 million, consisting of $33.7 million in cash; a commitment to pay $3.0 million plus interest in two years, the present value of which as of the acquisition date was $2.8 million, 79,358 shares of the Company’s common stock, assumed liabilities of $4.4 million and  transaction costs of $1.6 million. The $3.0 million future commitment plus accrued interest is secured by a standby letter of credit issued in September 2005. The St. Louis Music acquisition was conducted through SLM Merger Corp., an indirect wholly owned subsidiary of the Company. Included in the Company’s results of operations are the operations of St. Louis Music for the period March 5 through December 31, 2005.

In connection with the acquisition, the purchase price has been allocated as follows (in thousands):

Allocation of purchase price
Accounts receivable	12,088
Inventories	18,696
Prepaid expenses and other current assets	287
Property, plant and equipment	2,440
Goodwill	2,248
Trademarks (estimated life of 20 years)	4,550
Developed Technology (estimated life of 5 years)	270
Customer Relationships (estimated life of 15 years)	3,080
Other assets	17
Total assets	$43,676

Accounts payable	2,610

Accrued liabilities (including remaining amount due to sellers)	4,588
Total liabilities	$7,198

Common stock issued	1,190

Cash consideration paid, (net of $88 cash acquired and including $1,633 of transaction costs)	$35,288

Changes to the purchase price allocation from those reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2005 are as follows (in thousands):  a decrease to property, plant and equipment of $986 due to receipt of a final appraisal of the fair value of the assets and an increase to accrued liabilities of $451, of which $230 is due to a correction to the accrued vacation accrual and $221 is due to a tax indemnification due to the sellers of St. Louis Music. The effects of the above items less minor adjustments totaling approximately $51 caused a net increase to goodwill of  $1,386.

Goodwill of $2.2 million, representing the excess of the purchase consideration over the fair value of tangible and identifiable intangible assets acquired, will not be amortized, consistent with the guidance of SFAS 142. Amortization of the entire $2.2 million is expected to be deductible for tax purposes.

The following unaudited pro forma information represents the results of operations for LOUD and St. Louis Music, Inc. for the year ended December 31, 2005 and 2004, as if the acquisition had been consummated as of the beginning of each period presented. Included in the St. Louis Music net loss for the year ended December 31, 2005 are $2.1 million of St. Louis Music’s transaction expenses that relate to the sale of the business that are nonrecurring in nature. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share data):

	2005	2004
	Pro Forma	Pro Forma
Net sales	$220,916	$206,781
Gross profit	69,677	59,820
Net income (loss)	2,277	(3,710)

Basic net income(loss) per share	$0.50	$(0.84)

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of December 31, 2005, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of December 31, 2005, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information required by Part III (Items 10 - 14) will be included in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)           Documents filed as part of this report:

1. Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2005

Consolidated Statements of Shareholders' Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2005

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005

Notes to Consolidated Financial Statements

All financial statement schedules are omitted since the required information is not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

(b)                                 Exhibits:  See Index to Exhibits on Page 53.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUD TECHNOLOGIES INC.

By:	/s/ James T. Engen
James T. Engen Chairman, President, Chief Executive Officer and Director

Date:	March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2003.

Signature	Title

/s/ James T. Engen	Chairman, President, Chief Executive Officer and Director
James T. Engen

/s/ Timothy P. O’Neil	Chief Financial Officer, Senior Vice President, Secretary and
Timothy P. O’Neil	Treasurer (Principal Financial and Accounting Officer)

/s/ Marc J. Leder	Director and Vice President
Marc J. Leder

/s/ Clarence E. Terry	Director and Vice President
Clarence E. Terry

/s/ R. Lynn Skillen	Director and Vice President
R. Lynn Skillen

/s/ Rodger Krouse	Director and Vice President
Rodger Krouse

/s/ Jason H. Neimark	Director and Vice President
Jason H. Neimark

/s/ T. Scott King	Director and Vice President
T. Scott King

/s/ Jon W. Gacek	Director
Jon W. Gacek

/s/ George Rea	Director
George Rea

/s/ C. Daryl Hollis	Director
C. Daryl Hollis

INDEX TO EXHIBITS

Exhibits	Description

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

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.

3.2	Articles of Amendment to Article of Incorporation. Incorporated by reference to Exhibit 3.1.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

3.3	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to Annual Report as Form 10-K for the fiscal year ended December 31, 2002.

4.1	See Articles II, III, IV, IX, X and XI of Exhibit 3.1 and Articles I, V, VI and VII of Exhibit 3.2 confirming the rights of the holders of Common Stock.

10.1	Mackie Designs Inc. Third Amended and Restated 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.2	Mackie Designs Inc. 2003 Stock Option Plan. Incorporated by reference to Exhibit 10.1.1 to Registration Statement filed under the Securities Act of 1933 on Form S-8 dated July 15, 2003.

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

10.5

Industrial Real Estate Lease dated April 28, 1995, by and between Woodinville II LLC, successor in interest to Intrawest Properties Partnership U.S. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.4 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.

10.6

Mackie Designs Inc. 401(k) Profit Sharing Plan dated December 20, 1993. Incorporated by reference to Exhibit 10.15 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.

10.7

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

10.8

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

10.9

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

10.10

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

10.11

Term Promissory Note, dated March 31, 2003, made by Mackie Designs Inc. to the order of Congress Financial Corporation in the principal amount of $2,500,000. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 31, 2003.

10.12

Pledge and Security Agreement, dated March 31, 2003, made by Mackie Designs Inc. to and in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.3 to Current Report on
Form 8-K dated March 31, 2003.

10.13

Patent Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated March 31, 2003.

10.14

Copyright Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions, which are parties thereto as lenders. Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated March 31, 2003.

10.15

Trademark Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions, which are parties thereto as lenders. Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated March 31, 2003.

10.16

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

10.17

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

10.18

Second Amended and Restated Subordination Credit Agreement, dated March 31, 2003, between and among U.S. Bank National Association, as lender, Mackie Designs Inc., as borrower, and Mackie Designs Manufacturing, Inc., SIA Software Company, Inc., and Mackie Investment Co., as guarantors. Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated March 31, 2003.

10.19

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

10.20

Stock Purchase Warrant, dated March 31, 2003, issued by Mackie Designs Inc. to Sun Mackie, LLC for the right to purchase 1,179,429 shares of common stock. Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K dated March 31, 2003.

10.21

Subordinated Promissory Note, dated March 31, 2003, made by Mackie Designs Inc. to the order of Sun Mackie, LLC in the principal amount of $3,931,429. Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K dated March 31, 2003.

10.22

Loan Agreement dated October 21, 1999 between James T. Engen and Mackie Designs, Inc. in the amount of $250,000. Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.23

Exchange Agreement dated August 3, 2004, among LOUD Technologies Inc., Sun Mackie, LLC, Randolph Street Partners V, and H.I.G. Partners, Inc. Incorporated by reference to Exhibit 10.19 to current Report on Form 8-K dated August 3, 2004.

10.24

Credit Agreement, dated August 29, 2005, among Loud Technologies, Inc., St. Louis Music, Inc., the financial institutions of other entities from time to time parties thereto, each as a Lender, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and ING CAPITAL LLC, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 29, 2005.

10.25

Securities Purchase Agreement, dated August 29, 2005, among Loud Technologies, Inc., St. Louis Music, Inc., the other guarantors from time to time party thereto, and OCM Mezzanine Fund, L.P. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated August 29, 2005.

10.26

Subordination Agreement, dated August 29, 2005, among Loud Technologies, Inc., St. Louis Music, Inc., and certain of their subsidiaries, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, and OCM Mezzanine Fund, L.P. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated August 29, 2005.

10.27

Acquisition Agreement, dated March 4, 2005, by and among SLM Merger Corp., SLM Holding Corp., Loud Technologies, Inc. and St. Louis Music, Inc. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated March 7, 2005.

*10.28	Lease Agreement dated September 12, 1990, as amended to date, by and between Eugene M. Kornblum and Helen H. Kornblum, as landlord, and St. Louis Music, Inc., as tenant.

*10.29

Commercial Lease dated December 20, 2001, by and between Eugene M. Kornblum, Trustee of The Eugene M. Kornblum Trust Agreement Dated July 18, 1997, as to an undivided 25% interest as tenants in common; Helen H. Kornblum, Trustee of The Helen H. Kornblum Trust Agreement Dated July 11, 1997, as to an undivided 25% interest as tenants in common; and Carole A. Simon and Robert S. Simon, Trustees of The Carole A. Simon and Robert S. Simon Revocable Trust U/T/A dated November 27, 1991, as to an undivided 50% interest as tenants in common, as landlord, and St. Louis Music, Inc. as tenant.

*10.30	Lease dated November 8, 2000, as amended to date, by and between Cornerstone Industrial Fund I, L.L.C., as landlord, and Loud Technologies Inc., as tenant.

*21.1	Subsidiaries of LOUD Technologies Inc.

*23.1	Consent of KPMG LLP,-Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Press release, dated March 17, 2006, issued by LOUD Technologies Inc. announcing its anticipated financial performance for the twelve months and three months ended December 31, 2005. Incorporated by reference to Exhibit 99.1 to Current Report of Form 8-K dated March 29, 2006.

* Filed herewith