Form 10-Q
period 2006-03-31
LOUD TECHNOLOGIES INC
filed 2006-05-15
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	4,566,202
Class	Number of Shares Outstanding (as of April 28, 2006)

LOUD TECHNOLOGIES INC.

FORM 10-Q

For the quarter ended March 31, 2006

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,017	$468
Accounts receivable, net of allowances of $2,222 and $2,224 respectively	30,848	28,224
Inventories	39,383	39,290
Prepaid expenses and other current assets	1,509	1,859
Total current assets	72,757	69,841

Property, plant and equipment, net	7,645	7,863
Goodwill	2,248	2,248
Other intangible assets, net	11,978	12,198
Deferred financing costs	3,206	3,378
Other assets, net	17	17
Total assets	$97,851	$95,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$12,565	$9,595
Accounts payable	16,512	16,133
Accrued liabilities	10,703	10,009
Taxes payable	1,274	1,293
Current portion of long-term debt	2,645	3,306
Current portion of payable to former Italian subsidiary	2,200	2,200
Other current liabilities	2,990	—
Total current liabilities	48,889	42,536

Long-term debt, excluding current portion	40,283	40,944
Deferred tax liabilities	53	40
Other liabilities	—	2,938
Total liabilities	89,225	86,458

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 4,566,202 shares at March 31, 2006 and December 31, 2005	40,922	40,788
Accumulated deficit	(32,296)	(31,701)
Total shareholders’ equity	8,626	9,087
Total liabilities and shareholders’ equity	$97,851	$95,545

See accompanying notes to condensed consolidated financial statements.

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

Net sales	$58,564	$39,945
Cost of sales	38,935	26,610
Gross profit	19,629	13,335

Operating expenses:
Selling, general and administrative	14,760	9,545
Research and development	3,256	1,955
Restructuring costs (Note 5)	150	—
Total operating expenses	18,166	11,500

Operating income	1,463	1,835

Other income (expense):
Interest income	86	29
Interest expense	(1,644)	(862)
Management fee	(262)	(328)
Other	(178)	(152)
Total other (expense)	(1,998)	(1,313)

Income (loss) before income taxes and discontinued operations	(535)	522

Provision for income taxes	60	26

Income (loss) from continuing operations	(595)	496

Recognized gain on discontinued operations, net of income tax expense of $58	—	2,827

Net income (loss)	$(595)	$3,323

Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.12)	$0.11
Net income from discontinued operations	—	0.60
Net income (loss) per share	$(0.12)	$0.71

Diluted net income (loss) per share
Net income (loss) from continuing operations	$(0.12)	$0.10
Net income from discontinued operations	—	0.58
Net income (loss) per share	$(0.12)	$0.68

Shares used in computing basic and diluted net income (loss) per share:
Basic	4,806	4,699
Diluted	4,806	4,853

See accompanying notes to condensed consolidated financial statements.

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net income (loss)	$(595)	$3,323
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,126	883
Amortization of deferred financing costs	172	—
Stock based compensation	134	15
Gain on discontinued operations	—	(2,887)
Non-cash interest expense	—	57
Changes in operating assets and liabilities:
Accounts receivable	(2,624)	(667)
Inventories	(93)	1,516
Prepaid expenses and other current assets	350	735
Other assets	—	141
Accounts payable and accrued expenses	1,073	(8,039)
Taxes payable	(6)	55
Other liabilities	52	2,967
Net cash used in operating activities	(411)	(1,901)

Investing activities
Purchases of property, plant and equipment	(688)	(463)
Acquisition of St. Louis Music, Inc., including transaction fees paid	—	(34,565)
Net cash used in investing activities	(688)	(35,028)

Financing activities
Payments on long-term debt	(1,322)	(75)
Net proceeds on bank line of credit and short-term borrowings	2,970	37,326
Net cash provided by financing activities	1,648	37,251

Increase in cash and cash equivalents	549	322

Cash and cash equivalents at beginning of period	468	450
Cash and cash equivalents at end of period	$1,017	$772

See accompanying notes to condensed consolidated financial statements.

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2006
(unaudited)

(In thousands)

	Common Stock		Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2005	4,566	$40,788	$(31,701)	$9,087
Stock based compensation	—	134	—	134
Net income	—	—	(595)	(595)
Balance at March 31, 2006	4,566	$40,922	$(32,296)	$8,626

See accompanying notes to condensed consolidated financial statements.

LOUD TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

2.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by LOUD Technologies Inc. (“LOUD” or the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial statements and includes the accounts of the Company and its subsidiaries. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.  In our opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of future financial results.

Business Combinations

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc. (“St. Louis”), a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products.  The Company believes the acquisition of St. Louis Music, Inc. will further diversify the Company’s product offerings to help acquire, retain and extend relationships with customers.  Our total purchase price was approximately $43.7 million, consisting of $33.7 million in cash; a commitment to pay $3.0 million plus interest in two years, the present value of which as of the acquisition date was $2.8 million, 79,358 shares of the Company’s common stock, assumed liabilities of $4.4 million and transaction costs of $1.6 million.  The $3.0 million future commitment plus accrued interest is secured by a standby letter of credit issued in September 2005.  The St. Louis Music acquisition was conducted through SLM Merger Corp., an indirect wholly owned subsidiary of the Company.  Included in the Company’s results of operations are the operations of St. Louis Music for the period January 1 through March 31, 2006 and March 5 through March 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to such estimates and assumptions include the allocation of purchase costs to assets acquired and liabilities assumed, the carrying amount of property and equipment and intangibles; valuation allowances for receivables, inventories, and deferred income tax assets and liabilities.  Actual results may differ from those estimates.

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

Stock-Based Compensation

During July 2003, our board of directors adopted the 2003 Stock Option Plan (the 2003 Plan), authorizing options to purchase 345,600 shares of common stock.  The 2003 Plan calls for options to be non-qualified stock options with exercise prices equal to the fair market value of the stock on the date granted.  Options generally vest over a five-year period and expire the earlier of ten years from grant date or three months from termination.  If an option holder is terminated for Cause, as defined in the 2003 Plan, the options would terminate a day prior to termination.  At March 31, 2006, 61,000 shares of common stock were available for future grants under the 2003 Plan.

The Company also has a 1995 Stock Option Plan (the 1995 Plan), which authorized 1.3 million shares of common stock for grants.  The exercise price of incentive stock options granted under the 1995 Plan may not be less than the fair market value of the common stock on the date of grant.  The exercise price of nonqualified stock options granted under the plan may be greater or less than the fair market value of the common stock on the date of grant, as determined by the stock option committee of the board of directors at its discretion. Options generally vest over a four to five-year period and expire no later than ten years after the date of grant.  At March 31, 2006, 822,000 shares of common stock were available for future grants under the 1995 Plan.

The Company’s policy is to issue new shares for stock option exercises.  Shares issued under the 2003 Plan are also subject to a Shareholder’s Agreement governing restrictions on transfer and voting rights for shares issued under the plan.  No significant share repurchases are planned in 2006.

The Company adopted SFAS 123R, “Share Based Payment: An Amendment of SFAS Nos. 123 and 95”, on January 1, 2006, using the Modified Prospective Application Method whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS No. 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including SFAS Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 to account for its stock options granted under its employee option plans.  Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or if options were issued to non-employees.  The adoption of SFAS No. 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation for all unvested awards.  Specifically, the adoption of SFAS No. 123R resulted in the Company recording compensation expense of approximately $124,000 for the three months ended March 31, 2006.  The following table shows the effects of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25 (in thousands except per share data):

	Three months ended March 31, 2006
	As Reported	Under APB No. 25

Loss from continuing operations	$(535)	$(411)
Net loss	$(595)	$(471)
Basic and diluted net loss per share	$(0.12)	$(0.10)

Results for the three months ended March 31, 2005 have not been restated.  Had compensation expense for employee stock options granted under the Company’s stock incentive plans been determined based on SFAS No. 123R’s Modified Prospective Application Method, the Company’s Income from continuing operations, net income, and basic and diluted per share amounts would have been reduced to the pro forma amounts as indicated below (in thousands except per share data):

	Three months ended March 31, 2005
	As Reported	Pro Forma

Income from continuing operations	$496	$380
Net income	$3,323	$3,207

Basic net income per share:
Income from continuing operations	$0.11	$0.08
Net income	$0.71	$0.68
Diluted net income per share:
Income from continuing operations	$0.10	$0.08
Net income	$0.68	$0.66

The following table summarizes the stock option activity for the three months ended March 31, 2006:

	Shares subject to exercise	Weighted average exercise price
	(in thousands)

Options outstanding at December 31, 2005	629	$15.27
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(13)	43.75
Options outstanding at March 31, 2006	616	$14.67

Options exercisable at March 31, 2006	418	$17.40

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006 was $1.6 million and $0 respectively.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the quarter, which was $17.25 per share as of March 31, 2006, and the exercise price multiplied by the number of applicable options.  The total intrinsic value of options exercised during the quarter ended March 31, 2005 was $0.1 million.  There were no options exercised during the quarter ended March 31, 2006.

The following table summarizes information about options outstanding and exercisable at March 31, 2006:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
	(in thousands)			(in thousands)
$ 5.10 – 8.85	305	6.2	$5.27	186	5.4	$5.22
$ 11.30 – 23.75	130	7.6	16.22	51	5.7	19.18
$ 25.30 – 32.50	155	2.7	28.61	155	2.7	28.61
$ 33.44 – 43.75	26	2.8	34.05	26	2.8	34.05
	616	5.5	$14.67	418	4.3	$17.40

Other information pertaining to options was as follows:

	Three months ended March 31,
	2006	2005
Weighted average grant-date fair value of stock options granted	N/A	$10.56

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2006	2005
Expected life (in years)	N/A	5.0
Risk-free interest rate	N/A	4.17%
Expected volatility	N/A	85%
Expected dividend yield	N/A	0%

The Company has total compensation cost related to nonvested awards not yet recognized of approximately $1.2 million with the weighted average period over which it is expected to be recognized of 1.7 years.

Significant Risks and Uncertainties

We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the U.S.  Where we are exposed to material credit risk, we generally require letters of credit, advance payments, or carry foreign credit insurance.  No individual country outside of the U.S. accounted for more than 10% of net sales from continuing operations in any of the periods presented.  Sales to U.S. customers are generally on open credit terms.  In the U.S., we primarily sell our products through third-party resellers and experience individually significant annual sales volumes with major resellers.  For the three months ended March 31, 2006 and 2005, we had sales to one customer of $9.5 million and $5.4 million, or 16.2% and 13.5%, respectively of consolidated net sales.

Many of our products are currently being manufactured exclusively by contract manufacturers on our behalf.  For the three months ended March 31, 2006, net sales of products manufactured by one manufacturer were $19.0 million, or 32.4%, of consolidated net sales, and net sales from another manufacturer were $6.5 million, or 11.1%, of consolidated net sales.  Net sales for the three months ended March 31, 2005 for the same manufacturers were $14.4 million, or 36.1%, and $5.6 million, or 14.0%, respectively.

At March 31, 2006, we had approximately 700 full-time equivalent employees of which less than 5% were members of an organized labor union.

Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards (“FSP 123R-3”).  This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.  We have up to one year from the effective date of FSP 123R-3 to make a one-time election to adopt the transition method.  We are currently evaluating these alternative methods.

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

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million.  This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005.  Under the terms of the settlement agreement, we made additional payments of $2.5 million during 2005.  We also committed to pay $2.2 million during 2006.  We recognized a gain, net of income tax, on discontinued operations of $2.8 million in the first quarter of 2005 related to this settlement.

4.             Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2006 and 2005. Stock options to purchase 616,000 and 502,000 shares in 2006 and 2005, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive in 2006 and out of the money in 2005.

	Three months ended March 31,
	2006	2005
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$(595)	$496
Net income from discontinued operations	—	2,827
Numerator for basic and diluted net income (loss) per share	$(595)	$3,323

Denominator:
Denominator for basic net income (loss) per share	4,806	4,699
Dilutive potential common shares from outstanding warrants and options	—	154
Denominator for diluted net income (loss) per share	4,806	4,853

Basic net income (loss) per share:
Continuing operations	$(0.12)	$0.11
Discontinued operations	—	0.60
Basic net income (loss) per share	$(0.12)	$0.71

Diluted net income (loss) per share:
Continuing operations	$(0.12)	$0.10
Discontinued operations	—	0.58
Diluted net income (loss) per share	$(0.12)	$0.68

5.             Restructuring Costs

During the first quarter of 2006, management approved and began implementing a restructuring plan.  Actions primarily involved a reduction of workforce due to our decision to outsource more of our products overseas and also reduce our engineering resources.  We incurred $150,000 in restructuring costs during the three months ended March 31, 2006, primarily representing employee severance and related costs for approximately 28 displaced employees.  We had $31,000 of these restructuring amounts remaining in accrued liabilities at March 31, 2006.  This amount was paid in cash in April 2006.

6.             Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)

Raw materials	$4,851	$5,531
Work in process	992	976
Finished goods	33,540	32,783
	$39,383	$39,290

7.             Intangible Assets

Intangible assets consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Developed technology	$5,470	$5,470
Customer relationships	3,080	3,080
Trademark	5,930	5,930
Non-compete agreement	285	285
	14,765	14,765
Less accumulated amortization	(2,787)	(2,567)
	$11,978	$12,198

Amortization expense for intangible assets was $220,000 and $147,000 for the three month periods ended March 31, 2006 and 2005, respectively.

Expected future amortization expense related to identifiable intangible assets for the next five years is as follows (in thousands):

Twelve months ending March 31:
2007	$816
2008	816
2009	816
2010	811
2011	762

8.             Financing

The Company has a $69.5 million secured loan facility and a $14.8 million senior subordinated note payable.  The senior secured loan facility consists of a $40.0 million revolving loan, a $15.0 million Term Loan A, and a $14.5 million Term Loan B.  The Company’s obligations under the Credit Agreement and the Subordinated Note Agreements are automatically accelerated upon certain bankruptcy or insolvency events, and may be accelerated upon the occurrence of other events of default under the Credit Agreement and the Subordinated Note Agreement, such as non-payment of principal, interest or fees when due, or failure to comply with affirmative and negative covenants, subject to any applicable grace periods.

As of March 31, 2006, the Company was in compliance with all financial covenants.

(a)           Short-term borrowings

The Company has a line of credit where we can borrow up to $40.0 million, subject to certain restrictions, including available borrowing capacity.  At March 31, 2006, the outstanding balance on our line of credit was $12.6 million.  At March 31, 2006, we had the ability to borrow an additional $22.0 million on this line of credit.  Interest is due monthly or at the end of a LIBOR period (but in such case no greater than 3 months) and is based on Bloomberg’s prime rate or LIBOR, both plus a specified margin.  Under the terms of the line of credit and related subordinated loan agreements, we are required to maintain certain financial ratios, such as measuring our EBITDA to our total debt and senior debt, and maintaining a certain fixed charge coverage ratio.  The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit.  The weighted average interest rate on our line of credit was 8.34% at March 31, 2006.

(b)           Long-term debt

At March 31, 2006 and December 31, 2005, our long-term debt consisted of the following:

	March 31, 2006	December 31, 2005
	(In thousands)

Term Loan A	$13,750	$15,000
Term Loan B	14,428	14,500
Subordinated note payable	14,750	14,750
	42,928	44,250
Less: current portion	(2,645)	(3,306)
Long-term portion of debt	$40,283	$40,944

Principal payments on the $29.5 million Term Loan A and Term Loan B, under the Credit Agreement, are paid quarterly.  The term loans bear interest at the Bloomberg’s prime rate or LIBOR, both plus a specified margin.  This rate for Term Loan A was 8.08% and Term Loan B was 8.58% at March 31, 2006.  Interest is due monthly on each term loan.  The final Term Loan A principal payment is due August 29, 2010.  The final Term Loan B principal payment is due August 29, 2011.  The term loans and the line of credit are both secured by substantially all of the assets of the Company and its subsidiaries, and are both senior to other long-term debt.  The $14.8 million in senior subordinated notes issued is subordinate to all amounts due under the Credit Agreement and to any refinancing thereof.  Interest accrues on the senior subordinated notes at a rate of 14% and is due quarterly.  Of the 14% interest rate, up to two percent may be capitalized on each interest payment date.  The principal under the Senior Subordinated Note Agreements is due February 29, 2012.

In addition, we have a future commitment to pay the former owners of St. Louis Music $3.0 million plus interest of 3%.  This commitment is due two years after the date of the acquisition and was secured by a standby letter of credit in September 2005.

9.             Guarantees

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

The warranty liability is summarized as follows (in thousands):

	Three months ended March 31,
	2006	2005

Balance, beginning of period	$980	$978
Charged to cost of sales	713	568
Increase from acquisition	—	290
Applied to liability	(703)	(606)
Balance, end of period	$990	$1,230

10.          Contingencies

We are a defendant in a lawsuit filed in the Southern District of Florida on November 29, 2005 by Ace Pro Sound and Recording, L.L.C.  The lawsuit alleges various federal and state antitrust violations, as well as common-law (misrepresentation) claims.  We believe the claims are without merit and we intend vigorously to defend the lawsuit.

In addition to the case noted above, we are also involved in various legal proceedings and claims that arise in the ordinary course of business.  We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. This discussion contains certain “forward-looking statements” within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Actual results may differ materially from those discussed herein. The cautionary statements made in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K may apply to all forward-looking statements wherever they appear. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning.

Overview

LOUD Technologies Inc., was founded in 1988 and incorporated in Washington under the name Mackie Designs Inc., and changed its name to LOUD Technologies Inc., on September 13, 2003.  LOUD is one of the world’s largest dedicated pro audio and music products companies.  As the corporate parent for world-recognized brands Alvarez®, Ampeg®, Crate®, EAW®, Knilling®, Mackie®, SIA® and Tapco®, LOUD engineers, manufactures, markets and distributes a wide range of professional audio and musical instrument products worldwide.  Additionally, LOUD is one of the largest distributors of branded professional audio and music accessories through its SLM Marketplace catalog.

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

The Company voluntarily delisted from the Nasdaq Small Cap Market™ on February 7, 2003 because of ongoing difficulties in satisfying certain of the Nasdaq continuing listing requirements.  The Company’s stock traded on the NASD OTC Bulletin Board from February 11, 2003 until we were listed on the Nasdaq Capital Market™ on March 1, 2006.  Our stock is listed on the Nasdaq Capital Market™ under the symbol “LTEC”.

“MACKIE,” the running man figure, “TAPCO,” “EAW,” and “SIA” are registered trademarks of LOUD Technologies Inc.  “Alvarez”, “Ampeg”, “Crate”, and “Knilling” are registered trademarks of our wholly owned subsidiary, St. Louis Music, Inc.  To the extent our trademarks are unregistered, we are unaware of any conflicts with trademarks owned by third parties.  This document also contains names and marks of other companies, and we claim no rights in the trademarks, service marks and trade names of entities other than those in which we have a financial interest or licensing right.

Critical Accounting Policies and Judgments

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

We believe there have been no additional significant changes in our critical accounting policies during the three months ended March 31, 2006 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2005.

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

Results of Operations

	Three months ended March 31,
	2006	2005
Net sales	$58,564	$39,945
Gross profit	19,629	13,335

Selling, general and administrative	14,760	9,545
Research and development	3,256	1,955
Restructuring costs	150	—
Total operating expenses	18,166	11,500

Other expense	(1,998)	(1,313)
Provision for income taxes	60	26
Income (loss) from continuing operations	(595)	496
Recognized gain on discontinued operations	—	2,827
Net income (loss)	$(595)	$3,323

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

Net Income (Loss)

Results of operations in the first quarter of 2006 showed a net loss of $0.6 million, a decrease of $3.9 million from net income of $3.3 million in the first quarter of 2005.  The net income in the first quarter of 2005 included a gain, net of tax, from the discontinued operations of our former Italian subsidiary of $2.8 million.  Operating income for the first quarter of 2006 was $1.5 million compared to $1.8 million in the first quarter of 2005.  The decrease results primarily from a $6.7 million increase in operating expenses in the first quarter of 2006 primarily reflecting a full quarter of St. Louis Music costs, higher tradeshow costs, one-time costs associated with the shift to direct sales distribution of Mackie products in North America, restructuring costs related to reductions in workforce in engineering and manufacturing, and compensation expense related to the adoption of SFAS No. 123R. Finally, our interest expense was $0.8 million higher in the first quarter of 2006 than in the corresponding period of 2005, due primarily to an increase in the amount of outstanding debt in connection with the acquisition of St. Louis Music.

Net Sales

Net sales from continuing operations increased by 46.6% to $58.6 million during the three months ended March 31, 2006 from $39.9 million in the comparable period in 2005, due in part to the inclusion of a full quarter of revenues from historical St. Louis Music brands in 2006, which we acquired on March 4, 2005.  Sales of historical LOUD brand products increased 16.0% to $39.2 million for the three months ended March 31, 2006, from $33.8 million for the comparable period in 2005.  This increase primarily relates to increased product availability from our contract manufacturers and the introduction of new products.  Sales of historical St. Louis Music brand products increased to $19.4 million for the three months ended March 31, 2006, from $6.1 million for the comparable period in 2005, primarily relating to having a full quarter of historical St. Louis Music brand sales in 2006.

We anticipate introducing and shipping new products during the remainder of 2006, resulting in increased revenues the second half of 2006 as compared to 2005.  Future quarterly comparisons will also include a full quarter of historical St. Louis Music brands in each year.

Gross Profit

Gross profit increased to $19.6 million, or 33.5% of net sales, in the three months ended March 31, 2006 from $13.3 million, or 33.4% of net sales, in the three months ended March 31, 2005.   The increase in gross profit is attributable to the increase in sales volume.  The limited change in gross profit percentage resulted primarily from increases in the gross margin percentages of historical LOUD brand products due to the continuing benefit of outsourcing our production overseas, offset by a larger percentage of lower margin historical St. Louis Music brand sales.

We expect our gross margin percentage to remain in the 32% - 35% range in future quarters.

Selling, General and Administrative

Selling, general and administrative expenses increased by $5.3 million to $14.8 million in the three months ended March 31, 2006 from $9.5 million in the comparable period in 2005.  The 54.6% increase was primarily attributable to a full quarter of St. Louis Music expenses, higher tradeshow costs stemming from the timing of major events in 2006, and one-time costs associated with the shift to direct sales distribution of Mackie products in North America.

We expect our selling, general and administrative expenses to decrease in future quarters due to lower tradeshow costs and a reduction in sales commission costs.  The reduction in sales commission costs will be primarily caused by our decision to eliminate our relationship with independent sales representatives who sell Mackie and Tapco brands in the United States and Canada, and instead use an existing domestic employee sales force that had sold, and will continue to, sell existing St. Louis Music brands.

Research and Development

Research and development expenses increased by $1.3 million to $3.3 million in the three months ended March 31, 2006 from $2.0 million in the comparable period in 2005.  The increase was primarily attributable to a full quarter of St. Louis Music costs with the primary increase in personnel costs.  We have and will continue to invest in new products and improvements to existing products.  Accordingly, we anticipate our research and development costs will be higher the remainder of 2006 compared to 2005.

Restructuring Costs

Restructuring costs were $0.2 million in the three months ended March 31, 2006.  These costs were primarily severance payments related to reductions in work force in our engineering and manufacturing areas.  We anticipate there to be additional restructuring costs in future quarters.

Other Income (Expense)

Net other expense was $2.0 million for the three months ended March 31, 2006 as compared to $1.3 million for the three months ended March 31, 2005.  The primary causes of this increase was an increase in interest expense of $0.8 million caused by an increase in the total amount of debt primarily attributable to the acquisition of St. Louis Music, Inc. and an increase in the variable interest rates compared to the first three months of 2005.

The majority of our debt has variable interest rates, and the interest expense component of other income (expense) in future quarters will be affected by changing interest rates.

Income Taxes

Income tax expense for the first quarter of 2006 was $60,000 compared to $26,000 for the comparable period in 2005.  The 2006 taxes primarily relate to our non-U.S. subsidiaries. No benefit was recognized in connection with our 2006 losses as recognition of such benefits depended on future profits, which are not assured.   The primary component of the 2005 tax is from our U.S. entities.  The 2005 amount is computed by applying the Alternative Minimum Tax rate to the taxable income we are unable to apply towards our NOLs.

Recognized Gain on Discontinued Operations

In March 2005, we recognized a $2.8 million gain from the discontinued operations of our former Italian subsidiary, net of tax of $0.1 million.   This gain was a result of a settlement agreement with Mackie Italy to settle any net outstanding amounts owed by the Company.

Liquidity and Capital Resources

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million.  This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005.  Under the terms of the settlement agreement, we made additional payments of $2.5 million during 2005.  We also committed to pay $2.2 million during 2006.  We recognized a pre-tax gain on discontinued operations of $2.9 million in the first quarter of 2005 related to this settlement.

As of March 31, 2006, we had cash and cash equivalents of $1.0 million and total debt and short-term borrowings of $57.7 million, including $2.2 million payable to our former Italian subsidiary.  At March 31, 2006 we had availability of $22.0 million on our revolving line of credit, net of a $3.2 million standby letter of credit issued to secure the commitment to pay the former shareholders of St. Louis Music, Inc.

Net Cash Used in Operating Activities

Cash used in operating activities was $0.4 million in the three months ended March 31, 2006, compared to $1.9 million for the comparable period in 2005. Net loss for the first three months of 2006 was $0.6 million that included $1.1 million in depreciation and amortization and $0.2 million in amortization of deferred financing fees.  In the first three months of 2006, an increase of our accounts receivable used cash of $2.6 million, while a decrease to prepaid expenses and other current assets and an increase to accounts payable and accrued expenses of $0.4 million and $1.1 million, respectively, provided cash.  Net cash used by operating activities in the first three months of 2005 was primarily attributable to decreases in accounts payable and other accrued expenses of $8.0 million, and the recognized gain on discontinued operations of Mackie Italy of $2.9 million, partially offset by decreases in inventories and prepaid and other current assets and increases in other liabilities of $1.5 million, $0.7 million and $3.0 million, respectively.

Net Cash Used in Investing Activities

Cash used in investing activities was $0.7 million for the first three months of 2006 and $35.0 million for the first three months of 2005. The cash used in investing activities for the first three months of 2006 related to the purchases of capital expenditures.  The cash used in investing activities in 2005 was primarily related to the acquisition of St. Louis Music, Inc. of $34.6 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $1.6 million during the first three months of 2006, compared to $37.3 million during the first three months of 2005.  Cash provided in the first three months of 2006 is primarily attributable to an increase in our borrowings from our bank line of credit of $3.0 million partially offset by payments made on our long-term debt of $1.3 million.  Financing activities during the first quarter of 2005 related primarily to the acquisition of St. Louis Music, Inc. resulting in a new demand credit facility of $35.1 million.  In addition, this increase was due to net borrowings on our line of credit of $2.2 million.

Ability to stay in compliance with debt covenants

Under the terms of the line of credit and subordinated loan agreements, we are required to maintain certain financial ratios, such as measuring our EBITDA to our total debt and senior debt, and maintaining a certain fixed charge coverage ratio.  The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit.  As of March 31, 2006, we met all of our covenant requirements and we believe we will continue to meet these requirements each quarter thereafter in 2006.

Commitments

We had the following material contractual commitments related to operating leases for equipment facilities at March 31, 2006.  In addition, we had material obligations related to short-term and long-term debt arrangements, excluding our accounts payable, accrued liabilities and taxes payable of $28.5 million at March 31, 2006:

	Payments due by period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	5+ years

Operating leases	$9,069	$2,293	$3,682	$2,428	$666
Lines of credit	12,565	12,565	—	—	—
Payable to former Italian subsidiary	2,200	2,200	—	—	—
Future commitment to pay former shareholders of St. Louis Music, Inc., including interest	3,188	3,188	—	—	—
Short-term and long-term debt	42,928	2,645	5,790	12,855	21,638
Total	$69,950	$22,891	$9,472	$15,283	$22,304

We believe we have adequate resources to meet our obligations as they come due through December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuations in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however, we did not have any derivative financial instruments as of March 31, 2006.

At March 31, 2006, we had variable rate lines of credit with outstanding balances of $12.6 million. In addition, our $28.2 million term loans also had variable interest rates.  As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the quarter ended March 31, 2006, an increase in the average interest rate of 10%, i.e. from 8.26% to 9.09%, would have resulted in an approximately $84,000 increase in net loss before income taxes.  The fair value of such debt approximates the carrying amount on the consolidated balance sheet at March 31, 2006.

A substantial majority of our revenues are denominated in U.S. Dollars, and during the three months ended March 31, 2006 approximately 10% of our revenues were denominated in foreign currencies.  We ordinarily do not engage in hedging, rate swaps, or other derivatives as a means to minimize our foreign currency risk and, instead, mitigate that exposure by limiting the portion of our sales that are denominated in other than U.S. Dollars.  Assuming the same level of foreign currency denominated sales as in the first three months of 2006, a 10% decline in the average exchange rates for all these currencies would have caused a decline of approximately $547,000, or 1%, of our revenues.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are a defendant in a lawsuit filed in the Southern District of Florida on November 29, 2005 by Ace Pro Sound and Recording, L.L.C.  The lawsuit alleges various federal and state antitrust violations, as well as common-law (misrepresentation) claims.  We believe the claims are without merit and we intend vigorously to defend the lawsuit.

In addition to the case noted above, we are also involved in various legal proceedings and claims that arise in the ordinary course of business.  We currently believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

Information regarding risk factors appears in the first paragraph in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”).  There have been no material changes from the risk factors previously disclosed in the 2005 Form 10-K.

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

LOUD Technologies Inc.
(Registrant)

Dated: May 15, 2006	By:	/s/ James T. Engen
James T. Engen
Chairman, President and Chief Executive Officer

Dated: May 15, 2006	By:	/s/ Timothy P. O’Neil
Timothy P. O’Neil
Chief Financial Officer, Senior Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.