Form 10-Q
period 2006-06-30
LOUD TECHNOLOGIES INC
filed 2006-08-14
CIK 946815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
(as of July 31, 2006)

LOUD TECHNOLOGIES INC.

FORM 10-Q

For the quarter ended June 30, 2006

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$356	$468
Accounts receivable, net of allowances of $2,055 and $2,224, respectively	28,854	28,224
Inventories	41,577	39,290
Prepaid expenses and other current assets	1,821	1,859
Total current assets	72,608	69,841

Property, plant and equipment, net	7,306	7,863
Goodwill	2,248	2,248
Other intangible assets, net	11,774	12,198
Deferred financing costs	3,034	3,378
Other assets	17	17
Total assets	$96,987	$95,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$11,121	$9,595
Accounts payable	17,995	16,133
Accrued liabilities	10,516	10,009
Taxes payable	1,212	1,293
Current portion of long-term debt	2,645	3,306
Current portion of payable to former Italian subsidiary	1,700	2,200
Other current liabilities	3,041	—
Total current liabilities	48,230	42,536

Long-term debt, excluding current portion	39,621	40,944
Deferred tax liabilities	67	40
Other liabilities	—	2,938
Total liabilities	87,918	86,458

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 4,566,202 at June 30, 2006 and December 31, 2005	41,045	40,788
Accumulated deficit	(31,976)	(31,701)
Total shareholders’ equity	9,069	9,087
Total liabilities and shareholders’ equity	$96,987	$95,545

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except for per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net sales	$53,547	$54,290	$112,111	$94,235
Cost of sales	35,771	38,642	74,706	65,252
Gross profit	17,776	15,648	37,405	28,983

Operating expenses:
Selling, general and administrative	11,986	12,865	26,746	22,410
Research and development	3,230	2,703	6,486	4,658
Restructuring costs	495	—	645	—
Total operating expenses	15,711	15,568	33,877	27,068

Operating income	2,065	80	3,528	1,915

Other income (expense):
Interest income	38	104	124	133
Interest expense	(1,656)	(1,442)	(3,300)	(2,304)
Management fee	(269)	(238)	(531)	(566)
Other	156	(177)	(22)	(329)
Total other expense	(1,731)	(1,753)	(3,729)	(3,066)

Income (loss) before income taxes and discontinued operations	334	(1,673)	(201)	(1,151)

Provision for income taxes	14	17	74	43

Income (loss) from continuing operations	320	(1,690)	(275)	(1,194)

Recognized gain on discontinued operations, net of income tax expense of $58	—	—	—	2,827

Net income (loss)	$320	$(1,690)	$(275)	$1,633

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.07	$(0.36)	$(0.06)	$(0.25)
Net income (loss) from discontinued operations	—	—	—	0.60
Net income (loss) per share	$0.07	$(0.36)	$(0.06)	$0.35

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.06	$(0.36)	$(0.06)	$(0.25)
Net income (loss) from discontinued operations	—	—	—	0.60
Net income (loss) per share	$0.06	$(0.36)	$(0.06)	$0.35

Shares used in computing basic and diluted net income (loss) per share:
Basic	4,806	4,754	4,806	4,727
Diluted	4,932	4,754	4,806	4,727

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2006	2005
	(In thousands)
Operating activities
Net income (loss)	$(275)	$1,633
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,216	2,301
Amortization of deferred financing costs	344	—
Stock based compensation	257	29
Gain on discontinued operations	—	(2,885)
Non-cash interest expense	—	57
Changes in operating assets and liabilities:
Accounts receivable	(630)	(1,114)
Inventories	(2,287)	7,676
Prepaid expenses and other current assets	38	1,004
Other assets	—	156
Accounts payable, accrued liabilities and payable to former Italian subsidiary	1,869	(8,400)
Taxes payable	(54)	(111)
Other liabilities	103	(4)
Net cash provided by operating activities	1,581	342

Investing activities
Purchases of property, plant and equipment	(1,235)	(750)
Acquisition of St. Louis Music, Inc., including transaction fees paid	—	(35,168)
Net cash used in investing activities	(1,235)	(35,918)

Financing activities
Payments on long-term debt	(1,984)	(150)
Net proceeds on bank line of credit and short-term borrowings	1,526	36,194
Net proceeds from stock sales and exercise of stock options	—	12
Net cash provided by (used in) financing activities	(458)	36,056

Increase (decrease) in cash and cash equivalents	(112)	480

Cash and cash equivalents at beginning of period	468	450
Cash and cash equivalents at end of period	$356	$930

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six months ended June 30, 2006

(In thousands)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2005	4,566	$40,788	$(31,701)	$9,087
Stock based compensation	—	257	—	257
Net loss	—	—	(275)	(275)
Balance at June 30, 2006	4,566	$41,045	$(31,976)	$9,069

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

2.     Summary of Significant Accounting Policies

 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by LOUD Technologies Inc. (“LOUD” or the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial statements and includes the accounts of the Company and its subsidiaries. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.  In our opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein.  Operating results for the three and six-month periods ended June 30, 2006, are not necessarily indicative of future financial results.

Business Combinations

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc. (“St. Louis”), a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products.  The Company believes the acquisition of St. Louis Music, Inc. will further diversify the Company’s product offerings to help acquire, retain and extend relationships with customers.  Our total purchase price was approximately $43.7 million, consisting of $33.7 million in cash; a commitment to pay $3.0 million plus interest in two years, the present value of which as of the acquisition date was $2.8 million, 79,358 shares of the Company’s common stock, assumed liabilities of $4.4 million and transaction costs of $1.6 million.  The $3.0 million future commitment plus accrued interest is secured by a standby letter of credit issued in September 2005.  The St. Louis Music acquisition was conducted through SLM Merger Corp., an indirect wholly owned subsidiary of the Company.  Included in the Company’s results of operations are the operations of St. Louis Music for the period January 1 through June 30, 2006 and March 5 through June 30, 2005.

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

Revenue Recognition

Revenues from sales of products, net of sales discounts, returns and allowances, are generally recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection of the resulting receivable is considered probable. Products are generally shipped “FOB shipping point” with no right of return. We do have some dealers who finance their purchases through finance companies.  We have manufacturer’s repurchase agreements with the finance companies and defer the revenue and related cost of goods sold of these sales at the time of the sale.  We then recognize the revenue and related cost of goods sold from these sales when the repurchase obligation no longer exists.  Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for periods of between one and six years, with the exception of our Alvarez and Alvarez Yairi guitars, which have a limited lifetime warranty. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS 109, “Accounting for Income Taxes”.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company has recorded a valuation allowance due to the uncertainty surrounding the ultimate realization of such assets.  Management evaluates, on a periodic basis, the recoverability of the net deferred tax assets and the amount of the valuation allowance.  At such time as it is determined that it is more likely than not the deferred tax assets are realizable, the valuation allowance will be reduced.

The Company has recorded a deferred tax liability related to goodwill associated with the St. Louis Music acquisition, which is being amortized for tax purposes, but not for book purposes. As goodwill has an indeterminable life, the Company cannot reasonably estimate the amount, if any, of deferred tax liabilities related to goodwill which will reverse during the net operating loss carry forward period. Accordingly, the Company increases the valuation allowance with a corresponding deferred tax provision as the deferred tax liability related to goodwill increases due to continued amortization of goodwill for tax purposes.

Stock-Based Compensation

During July 2003, our board of directors adopted the 2003 Stock Option Plan (the 2003 Plan), authorizing options to purchase 345,600 shares of common stock.  The 2003 Plan calls for options to be non-qualified stock options with exercise prices equal to the fair market value of the stock on the date granted.  Options generally vest over a five-year period and expire the earlier of ten years from grant date or three months from termination.  If an option holder is terminated for Cause, as defined in the 2003 Plan, the options would terminate a day prior to termination.  At June 30, 2006, 71,000 shares of common stock were available for future grants under the 2003 Plan.

The Company also has a 1995 Stock Option Plan (the 1995 Plan), which authorized 1.3 million shares of common stock for grants.  The exercise price of incentive stock options granted under the 1995 Plan may not be less than the fair market value of the common stock on the date of grant.  The exercise price of nonqualified stock options granted under the plan may be greater or less than the fair market value of the common stock on the date of grant, as determined by the stock option committee of the board of directors at its discretion. Options generally vest over a four to five-year period and expire the earlier of ten years from grant date or three months from termination.  At June 30, 2006, 822,000 shares of common stock were available for future grants under the 1995 Plan.

The Company’s policy is to issue new shares for stock option exercises.  Shares issued under the 2003 Plan are also subject to a Shareholder’s Agreement governing restrictions on transfer and voting rights for shares issued under the plan.  No significant share repurchases are planned in 2006.

The Company adopted SFAS 123R, “Share Based Payment: An Amendment of SFAS No. 123”, on January 1, 2006, using the Modified Prospective Application Method whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS No. 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including SFAS Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 to account for its stock options granted under its employee option plans.  Under this method, deferred compensation expense was recorded on the date of grant only to the extent if the current market price of the underlying stock exceeded the exercise price and recognized over the vesting period.  The adoption of SFAS No. 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation for all unvested awards.  Specifically, the adoption of SFAS No. 123R resulted in the Company recording compensation expense during the three and six-month periods ended June 30, 2006 of approximately $123,000 and $247,000, respectively.  The amounts are classified in the Company’s unaudited condensed consolidated statements of operations as follows (in thousands):

	Three months ended June 30, 2006	Six months ended June 30, 2006

Cost of sales	$11	$22
Selling, general and administrative	106	213
Research and development	6	12
Total stock based compensation	$123	$247

In February 2003, as part of a separation agreement with a former founder and director, we repriced options to purchase 66,000 shares with an average exercise price of $31.35 to a new exercise price of $5.10 in exchange for a non-compete agreement valued at $285,000.  The value of the unvested portion of these options were amortized over a three year period.  Approximately $10,000 related to this was expensed in 2006.

No stock-based compensation was capitalized as part of an asset as of June 30, 2006.

The following table shows the effects of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25 (in thousands except per share data):

	Three months ended June 30, 2006		Six months ended June 30, 2006
	As Reported	Under APB No. 25	As Reported	Under APB No. 25

Income (loss) before income taxes and discontinued operations	$334	$457	$(201)	$46
Net income (loss)	$320	$443	$(275)	$(28)
Basic net income (loss) per share	$0.07	$0.09	$(0.06)	$(0.01)
Diluted net income (loss) per share	$0.06	$0.09	$(0.06)	$(0.01)

Results for the three and six-month periods ended June 30, 2005 have not been restated.  Had compensation expense for employee stock options granted under the Company’s stock incentive plans been determined based on SFAS No. 123R’s Modified Prospective Application Method, the Company’s Income from continuing operations, net income, and basic and diluted per share amounts would have been reduced to the pro forma amounts as indicated below (in thousands except per share data):

	Three months ended June 30, 2005		Six months ended June 30, 2005
	As Reported	Pro Forma	As Reported	Pro Forma

Loss from continuing operations	$(1,690)	$(1,804)	$(1,194)	$(1,422)
Net income (loss)	$(1,690)	$(1,804)	$1,633	$1,405

Basic net income (loss) per share:
Loss from continuing operations	$(0.36)	$(0.38)	$(0.25)	$(0.30)
Net income (loss)	$(0.36)	$(0.38)	$0.35	$0.30

Diluted net income (loss) per share:
Loss from continuing operations	$(0.36)	$(0.38)	$(0.25)	$(0.30)
Net income (loss)	$(0.36)	$(0.38)	$0.35	$0.30

The following table summarizes the stock option activity for the six-month period ended June 30, 2006:

	Shares subject to exercise	Weighted average exercise price
	(in thousands)

Options outstanding at December 31, 2005	629	$15.27
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(13)	43.75
Options outstanding at March 31, 2006	616	$14.67
Granted	3	15.00
Exercised	—	—
Forfeited	(13)	15.08
Expired	—	—
Options outstanding at June 30, 2006	606	$14.66

Options exercisable at June 30, 2006	420	$17.38

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2006 was $2.3 million and $0.5 million,  respectively.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the quarter, which was $18.50 per share as of June 30, 2006, and the exercise price multiplied by the number of applicable options.  The total intrinsic value of options exercised during the three and six-month periods ended June 30, 2005 were $0 and $0.1 million, respectively.  There were no options exercised during the three and six-month periods ended June 30, 2006.

The following table summarizes information about options outstanding and exercisable at June 30, 2006:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
	(in thousands)			(in thousands)
$5.10 – 8.85	305	5.9	$5.27	185	5.2	$5.22
$11.30 – 23.75	120	7.3	16.32	54	5.6	18.93
$25.30 – 32.50	155	2.5	28.61	155	2.5	28.61
$33.44 – 43.75	26	2.5	34.05	26	2.5	34.05
	606	5.5	$14.66	420	4.3	$17.38

The weighted average fair value of options granted during the three-month periods ended June 30, 2006 and 2005 was $11.09 and $10.18, respectively. The fair value of options granted during the six-month period ended June 30, 2006 was $11.09, while the weighted average fair value of options granted during the six-month period ended June 30, 2005 was $10.41.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Expected life (in years)	6.5	5.0	6.5	5.0
Risk-free interest rate	4.98%	3.85%	4.98%	3.85% - 4.17%
Expected volatility	80%	85%	80%	85%
Expected dividend yield	0%	0%	0%	0%

The expected life for each award granted was calculated using the simple method as described in SAB No. 107.  Expected volatility is based on the historical volatility of LOUD common stock.  The risk free interest rate is based on the constant maturity U.S. Treasury rate with a remaining term equal to the expected life.  Compensation expense recorded includes estimates of the ultimate number of options that are expected to vest.

The Company has total compensation cost related to nonvested awards not yet recognized of approximately $1.1 million with the weighted average period over which it is expected to be recognized of 1.7 years.

Concentration of Credit and Supply Risk

We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the U.S.  Where we are exposed to material credit risk, we generally require letters of credit, advance payments, or carry foreign credit insurance.  No individual country outside of the U.S. accounted for more than 10% of net sales from continuing operations in any of the periods presented.  Sales to U.S. customers are generally on open credit terms.  In the U.S., we primarily sell our products through third-party resellers and experience individually significant annual sales volumes with major resellers.   For the three-month periods ended June 30, 2006 and 2005, we had sales to one customer of $9.1 million and $8.4 million, or 17.0% and 15.5%, respectively of consolidated net sales from continuing operations.  For the six-month periods ended June 30, 2006 and 2005, we had sales to the same customer of $18.7 million and $13.0 million, or 16.7% and 13.8%, respectively, of consolidated net sales from continuing operations.

Many of our products are currently being manufactured exclusively by contract manufacturers on our behalf.  For the three-month periods ended June 30, 2006 and 2005, net sales of products manufactured by one manufacturer were $18.1 million and $14.4 million, or 33.8% and 26.5%, respectively of consolidated net sales from continuing operations, while net sales of products manufactured by another manufacturer were $6.3 million and $5.3 million, or 11.8% and 9.8%, respectively of consolidated net sales from continuing operations.  For the six-month periods ended June 30, 2006 and 2005, net sales of products manufactured by one manufacturer were $37.1 million and $28.8 million, or 33.1% and 30.6%, respectively of consolidated net sales from continuing operations, while net sales of products manufactured by another manufacturer were $12.8 million and $10.9 million, or 11.4% and 11.6%, respectively of consolidated net sales from continuing operations.

At June 30, 2006, we had approximately 659 employees of which approximately 35 were members of an organized labor union.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning Q1 2007. We have not yet evaluated the impact of implementation on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with our current year.

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

4.      Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2006 and 2005. Stock options to purchase 214,000 and 622,000 shares for the three-month periods ended June 30, 2006 and 2005, respectively, were excluded from the calculation of diluted per share amounts because they are out of the money in 2006 and antidilutive in 2005.  Stock options to purchase 606,000 and 622,000 shares for the six-month periods ended June 30, 2006 and 2005, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$320	$(1,690)	$(275)	$(1,194)
Net income from discontinued operations	—	—	—	2,827
Numerator for basic and diluted net income (loss) per share	$320	$(1,690)	$(275)	$1,633

Denominator:
Denominator for basic net income (loss) per share	4,806	4,754	4,806	4,727
Dilutive potential common shares from outstanding options and warrants	126	—	—	—
Denominator for diluted net income (loss) per share	4,932	4,754	4,806	4,727

Basic net income (loss) per share:
Continuing operations	$0.07	$(0.36)	$(0.06)	$(0.25)
Discontinued operations	—	—	—	0.60
Basic net income (loss) per share	$0.07	$(0.36)	$(0.06)	$0.35

Diluted net income (loss) per share:
Continuing operations	$0.06	$(0.36)	$(0.06)	$(0.25)
Discontinued operations	—	—	—	0.60
Diluted net income (loss) per share	$0.06	$(0.36)	$(0.06)	$0.35

5.     Restructuring Costs

During the first six months of 2006, management approved and began implementing a restructuring plan.  Actions primarily consist of costs related to the consolidation of the St. Louis Music and service operations.  We incurred approximately $0.5 million and $0.6 million in restructuring costs during the three and six-month periods ended June 30, 2006, respectively, primarily representing employee severance and related costs for approximately 78 terminated employees.  We estimate there to be an additional $0.3 million of severance related costs to occur by the fourth quarter of 2006 relating to the consolidation of the St. Louis Music and service operations.  We had $472,000 of these restructuring amounts remaining in accrued liabilities at June 30, 2006.  We expect to pay the majority of this amount during the remainder of 2006.  The restructuring liability is summarized as follows (in thousands):

Balance at March 31, 2006	$31
New charges	495
Cash payments	(54)
Balance at June 30, 2006	$472

6.              Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Raw materials	$4,434	$5,531
Work in process	1,044	976
Finished goods	36,099	32,783
	$41,577	$39,290

7.              Intangible Assets

Intangible assets consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Developed technology	$5,470	$5,470
Customer relationships	3,080	3,080
Trademark	5,930	5,930
Covenant not to compete	285	285
	14,765	14,765
Less accumulated amortization	(2,991)	(2,567)
	$11,774	$12,198

The useful lives of the intangible assets are as follows:

Useful lives
(in years)
Developed technology	5 – 20
Customer relationships	15
Trademark	20
Covenant not to compete	3

Amortization expense for intangible assets was $204,000 and $227,000 for the three-month periods ended June 30, 2006 and 2005, respectively.   Amortization expense for intangible assets was $424,000 and $374,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

Expected future amortization expense related to identifiable intangible assets for the next five years is as follows (in thousands):

Twelve months ending June 30:
2007	$816
2008	816
2009	816
2010	798
2011	762

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

As of June 30, 2006, the Company was in compliance with all financial covenants.

(a)     Short-term borrowings

The Company has a line of credit where we can borrow up to $40.0 million, subject to certain restrictions, including available borrowing capacity.  At June 30, 2006, the outstanding balance on our line of credit was $11.1 million.  At June 30, 2006, we had the ability to borrow an additional $15.4 million on this line of credit.  Interest is due monthly or at the end of a LIBOR period (but in such case no greater than 3 months) and is based on Bloomberg’s prime rate or LIBOR, both plus a specified margin.  Under the terms of the line of credit and related subordinated loan agreements, we are required to maintain certain financial ratios, such as measuring our EBITDA to our total debt and senior debt, and maintaining a certain fixed charge coverage ratio.  The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit.  The weighted average interest rate on our line of credit was 9.26% at June 30, 2006.

(b)     Long-term debt

At June 30, 2006 and December 31, 2005, our long-term debt consisted of the following:

	June 30, 2006	December 31, 2005
	(In thousands)

Term Loan A	$13,125	$15,000
Term Loan B	14,391	14,500
Subordinated note payable	14,750	14,750
	42,266	44,250
Less: current portion	(2,645)	(3,306)
Long-term portion of debt	$39,621	$40,944

Principal payments on the $29.5 million Term Loan A and Term Loan B, under the Credit Agreement, are paid quarterly.  The term loans bear interest at the Bloomberg’s prime rate or LIBOR, both plus a specified margin.  This rate for Term Loan A was 8.83% and Term Loan B was 9.33% at June 30, 2006.  Interest is due monthly on each term loan.  The final Term Loan A principal payment is due August 29, 2010.  The final Term Loan B principal payment is due August 29, 2011.  The term loans and the line of credit are both secured by substantially all of the assets of the Company and its subsidiaries, and are both senior to other long-term debt.  The $14.8 million in senior subordinated notes issued is subordinate to all amounts due under the Credit Agreement and to any refinancing thereof.  Interest accrues on the senior subordinated notes at a rate of 14% and is due quarterly.  Of the 14% interest rate, up to two percent may be capitalized on each interest payment date.  The principal under the Senior Subordinated Note Agreements is due February 29, 2012.

In addition, we have a future commitment to pay the former owners of St. Louis Music $3.0 million plus interest of 3%.  This commitment is due March 2007 and was secured by a standby letter of credit in September 2005.

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

The warranty liability is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Balance, beginning of period	$990	$1,230	$980	$978
Charged to cost of sales	949	673	1,662	1,241
Applied to liability	(894)	(663)	(1,597)	(979)
Balance, end of period	$1,045	$1,240	$1,045	$1,240

10.       Commitments and Contingencies

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

We believe there have been no additional significant changes in our critical accounting policies during the six months ended June 30, 2006 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2005.

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales	$53,547	$54,290	$112,111	$94,235
Gross profit	17,776	15,648	37,405	28,983

Selling, general and administrative	11,986	12,865	26,746	22,410
Research and development	3,230	2,703	6,486	4,658
Restructuring costs	495	—	645	—
Total operating expenses	15,711	15,568	33,877	27,068

Operating income	2,065	80	3,528	1,915
Other expense	(1,731)	(1,753)	(3,729)	(3,066)
Provision for income taxes	14	17	74	43
Income (loss) from continuing operations	320	(1,690)	(275)	(1,194)
Recognized gain on discontinued operations	—	—	—	2,827
Net income (loss)	$320	$(1,690)	$(275)	$1,633

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

Net Income (Loss)

Results of operations for the three months ended June 30, 2006, showed net income of $0.3 million, an increase of $2.0 million from a net loss of $1.7 million for the comparable period in 2005.  Operating income for the three months ended June 30, 2006 was $2.1 million compared to $0.1 million in the comparable period in 2005.  The increase results primarily from an increase in gross profit of $2.1 million.  Gross profit for 2005 was reduced by $2.4 million by the impact of recording St. Louis Music’s inventories at fair value as a result of the purchase price allocation of St. Louis Music.  Operating expenses for the three months ended June 30, 2006 was $0.1 million higher than the comparable period in 2005.  This was primarily caused by restructuring costs related to reductions in workforce and compensation expense related to the adoption of SFAS No. 123R, partially offset by the benefit of lower commission costs related to the shift to direct sales distribution of Mackie products in North America.

Net Sales

Net sales from continuing operations decreased by 1.4% to $53.5 million during the three months ended June 30, 2006 from $54.3 million in the comparable period in 2005.

We expect sales to remain in the same range in the remaining quarters of 2006.

Gross Profit

Gross profit increased to $17.8 million, or 33.2% of net sales, in the three months ended June 30, 2006 from $15.6 million, or 28.8% of net sales, in the three months ended June 30, 2005.   The gross profit for 2005 was reduced by $2.4 million, or 4.4% of net sales, by the impact of recording St. Louis Music’s inventories at fair value as a result of the purchase price allocation of St. Louis Music.

We expect gross margin percentages to remain in the 32% to 35% range in future quarters.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $0.9 million to $12.0 million in the three months ended June 30, 2006 from $12.9 million in the comparable period in 2005. The decrease was primarily attributable to the benefit of lower commission costs related to the shift to direct sales distribution of Mackie products in North America.

We expect lower selling, general and administrative costs in future quarters due to the effects of our restructuring costs related to the consolidation of the operations of the St. Louis Music operations.

Research and Development

Research and development expenses increased by $0.5 million to $3.2 million in the three months ended June 30, 2006 from $2.7 million in the comparable period in 2005. The increase is primarily attributable to increases in headcount costs to support our investment in new products and improvements to existing products.

We have and will continue to invest in new products and improvements to existing products.  Accordingly, we anticipate our research and development costs will be higher the remainder of 2006 compared to 2005.

Restructuring Costs

Restructuring costs were $0.5 million in the three months ended June 30, 2006.  These costs were primarily severance accruals related to reductions in work force from the consolidation of the St. Louis Music and service operations.  We anticipate there to be additional restructuring costs in future quarters as we finalize the consolidation of the St. Louis Music and service operations and the ongoing program to shift manufacturing to overseas contract manufacturers.  As we finalize the plans for the shift to overseas contract manufacturers, we could incur impairment charges in future quarters related to the building and equipment of our domestic manufacturing plants.

Other Income (Expense)

Net other expense was $1.7 million for the three months ended June 30, 2006 as compared to $1.8 million in the three months ended June 30, 2005.  The primary cause of this decrease was a decrease in other expense of $0.3 million partially offset by an increase of $0.2 million to interest expense.

The majority of our debt has variable interest rates, and the interest expense component of other income (expense) in future quarters will be affected by changing interest rates.

Income Taxes

Income tax expense for the three months ended June 30, 2006 was $14,000 compared to $17,000 for the comparable period in 2005.  The primary component of the 2006 tax is the deferred tax expense recorded as a result of the goodwill that is amortized for tax purposes only from the St. Louis Music, Inc. acquisition. The resulting deferred tax liability is not able to be offset against other deferred tax assets. The primary components of the 2005 tax are from our Canadian subsidiary and the deferred tax expense related to the goodwill from the St. Louis Music acquisition.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

Net Sales

Net sales from continuing operations increased by 19.0% to $112.1 million during the six months ended June 30, 2006 from $94.2 million in the comparable period in 2005.  The six month period ended June 30, 2006 includes a full six months of sales from the historical St. Louis Music brands as opposed to the comparable period in 2005 which includes sales from the historical St. Louis Music brands from the acquisition date of March 5 through June 30.

Gross Profit

Gross profit increased to $37.4 million, or 33.4% of net sales, in the six months ended June 30, 2006 from $29.0 million, or 30.8% of net sales, in the six months ended June 30, 2005.  The increase in gross profit is primarily attributable to the increase in sales volume.  The gross profit for 2005 was reduced by $2.4 million, or 2.6% of net sales, by the impact of recording St. Louis Music inventories at estimated selling prices less costs to sell and a reasonable selling profit allowance as of the date of acquisition.

Selling, General and Administrative

Selling, general and administrative expenses increased by $4.3 million to $26.7 million in the six months ended June 30, 2006 from $22.4 million in the comparable period in 2005.  This increase is primarily attributable to having a full six months of St. Louis Music expenses.

Research and Development

Research and development expenses increased by $1.8 million to $6.5 million in the six months ended June 30, 2005 from $4.7 million in the comparable period in 2005.  The increase was primarily attributable to a full six months of St. Louis Music costs with the primary increase in personnel costs.

Restructuring Costs

Restructuring costs were $0.6 million in the six months ended June 30, 2006.  These costs were primarily severance accruals related to reductions in work force from the consolidation of the St. Louis Music and service operations.

Other Income (Expense)

Net other expense was $3.7 million for the six months ended June 30, 2006 as compared to $3.1 million in the six months ended June 30, 2005.  This increase was primarily caused by an increase to interest expense of $1.0 million which was primarily caused by increased debt related to the acquisition of St. Louis Music and an increase to our variable interest rates.  This increase to interest expense was partially offset by a decrease to other expense of $0.3 million.

Income Taxes

Income tax expense for the first six months of 2006 was $74,000 compared to $43,000 for the comparable period in 2005.  The primary components of the 2006 tax relate to our Canadian subsidiary and the deferred tax expense recorded as a result of the goodwill that is amortized for tax purposes only from the St. Louis Music, Inc. acquisition. The resulting deferred tax liability is not able to be offset against other deferred tax assets. The primary components of the 2005 tax are applying the Alternative Minimum Tax rate to the taxable income we are unable to apply towards our NOL’s for our U.S. entities, deferred tax expense recorded as a result of the goodwill that we are able to amortize for tax purposes only from the St. Louis Music, Inc. acquisition and tax expense related to our Canadian subsidiary.

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

As of June 30, 2006, we had cash and cash equivalents of $0.7 million and total debt and short-term borrowings of $55.1 million, including a $1.7 million payable to our former Italian subsidiary.  At June 30, 2006 we had availability of $15.4 million on our revolving line of credit, net of a $3.2 million standby letter of credit issued to secure the commitment to pay the former shareholders of St. Louis Music, Inc.

Net Cash Provided by Operating Activities

Cash provided in operating activities was $1.6 million in the six months ended June 30, 2006, compared to  $0.3 million for the comparable period in 2005.  Net loss for the first six months of 2006 was $0.3 million that included $2.2 million in depreciation and amortization, $0.3 million in amortization of deferred financing fees and $0.3 million in stock based compensation expense.  In the first six months of 2006, an increase in accounts payable, accrued liabilities and payable to our former Italian subsidiary of $1.9 million provided cash, while increases to inventories and accounts receivable of $2.3 million and $0.6 million, respectively, used cash.  Net income in the first six months of 2005 was $1.6 million that included $2.3 million in depreciation and amortization.  In the first six months of 2005, a decrease to inventories and prepaid expenses and other current assets of $7.7 million and $1.0 million, respectively, provided cash.  Net cash used by operating activities in the first six months of 2005 was primarily attributable to a decrease of accounts payable, accrued liabilities and payable to our former Italian subsidiary of $8.4 million, an increase to accounts receivable of $1.1 million and the recognized gain on discontinued operations of Mackie Italy of $2.9 million.

Net Cash Used in Investing Activities

Cash used in investing activities was $1.2 million for the first six months of 2006 compared to $35.9 million for the first six months of 2005. The cash used in investing activities for the first six months of 2006 related to the purchases of capital expenditures.  The cash used in investing activities in 2005 was primarily related to the acquisition of St. Louis Music, Inc. of $35.2 million.

Net Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $0.5 million during the first six months of 2006, compared to cash provided by of $36.1 million during the first six months of 2005.  Cash used in the first six months of 2006 is primarily attributable to payments made on our long-term debt of $2.0 million partially offset by an increase in our borrowings from our bank line of credit of $1.5 million.  Financing activities during the first six months of 2005 related primarily to the acquisition of St. Louis Music, Inc. resulting in a new demand credit facility of $35.1 million.  In addition, this increase was due to net borrowings on our line of credit of $1.2 million.

Ability to stay in compliance with debt covenants

Under the terms of the line of credit and subordinated loan agreements, we are required to maintain certain financial ratios, such as measuring our EBITDA to our total debt and senior debt, and maintaining a certain fixed charge coverage ratio.  The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit.  As of June 30, 2006, we met all of our covenant requirements and we believe we will continue to meet these requirements each quarter thereafter in 2006.

Commitments

We had the following material contractual commitments related to operating leases for equipment facilities at June 30, 2006.  In addition, we had material obligations related to short-term and long-term debt arrangements, excluding our accounts payable, accrued liabilities and taxes payable of  $29.7 million at June 30, 2006:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
	(in thousands)

Operating leases	$8,467	$2,253	$3,468	$2,370	$376
Lines of credit	11,121	11,121	—	—	—
Payable to our former Italian subsidiary	1,700	1,700	—	—	—
Future commitment to pay former shareholders of St. Louis Music, Inc., including interest	3,188	3,188	—	—	—
Short-term and long-term debt	42,266	2,645	6,040	15,387	18,194
Total	$66,742	20,907	$9,508	$17,757	$18,570

We also have purchase commitments that range between $20 million to $25 million that are primarily due to our contract manufacturers.

 We believe we will have adequate resources to meet our material obligations as they come due through December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however, we did not have any interest rate or currency swaps or any other derivative financial instruments as of June 30, 2006.

At June 30, 2006, we had variable rate lines of credit with outstanding balances of $11.1 million. In addition, our $27.5 million term loans also had variable interest rates.  As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the quarter ended June 30, 2006, an increase in the average interest rate of 10%, i.e. from 8.56% to 9.41%, would have resulted in an approximately $88,000 decrease in net income before income taxes.  The fair value of such debt approximates the carrying amount on the consolidated balance sheet at June 30, 2006.

A substantial majority of our revenues are denominated in U.S. Dollars, and during the three months ended June 30, 2006 approximately 12% of our revenues were denominated in foreign currencies.  We ordinarily do not engage in hedging, rate swaps, or other derivatives as a means to minimize our foreign currency risk and, instead, mitigate that exposure by limiting the portion of our sales that are denominated in other than U.S. Dollars.  Assuming the same level of foreign currency denominated sales as in the three months ended June 30, 2006, a 10% decline in the average exchange rates for all these currencies would have caused a decline of approximately $612,000, or 1%, of our revenues.

The majority of our products are manufactured by foreign third-party contract manufacturers with the majority of the contracts denominated in U.S. Dollars.  Foreign third-party manufacturing creates risks that include fluctuations in currency exchange rates that could affect the price we pay for our product.  Our two largest foreign contract manufacturers product  represented 45.6% of our consolidated net sales for the three months ended June 30, 2006.  A 10% increase to the cost of the product sold that was manufactured by these two manufacturers would have resulted in an increase to cost of sales for the three months ended June 30, 2006 of approximately $0.4 million.

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

Management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

Item 1A.  Risk Factors

Information regarding risk factors appears in the first paragraph in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”).  There have been no material changes from the risk factors previously disclosed in the 2005 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)          Our annual meeting of shareholders was held on May 16, 2006.

(b)         At the annual meeting, T. Scott King, Jason H. Neimark, Kevin J. Calhoun and Case Kuehn were elected to serve as Class 2 directors for a three year term. C. Daryl Hollis, George R. Rea and Clarence E. Terry continue to serve as Class 3 directors and will be up for re-election at the 2007 annual meeting.  James T. Engen, Jon W. Gacek and R. Lynn Skillen continue to serve as Class 1 directors and will be up for re-election at the 2008 annual meeting.

(c)          The results of voting for the election of directors at the annual meeting were as follows:

Nominee	For	Withheld

T. Scott King	4,193,815	13,309
Jason H. Neimark	4,200,915	6,209
Kevin J. Calhoun	4,200,915	6,209
Case Kuehn	4,200,915	6,209

(d)         At the annual meeting a proposal was approved to allow future grants under the 2003 Stock Option Plan.

(e)          The results of the voting for the proposal to allow future grants under the 2003 Stock Option Plan were as follows:

For	Against	Abstain	Broker Non-Votes
3,501,653	33,010	3,280	669,181

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

LOUD Technologies Inc.
(Registrant)

Dated: August 14, 2006	By:	/s/ James T. Engen
James T. Engen
Chairman, President and Chief Executive Officer

Dated: August 14, 2006	By:	/s/ Timothy P. O’Neil
Timothy P. O’Neil
Chief Financial Officer, SeniorVice President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.