Form 10-Q
period 2006-09-30
LOUD TECHNOLOGIES INC
filed 2006-11-13
CIK 946815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	4,569,142
Number of Shares Outstanding
Class	(as of October 31, 2006)

LOUD TECHNOLOGIES INC.

FORM 10-Q
For the quarter ended September 30, 2006

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$596	$468
Accounts receivable, net of allowances of $2,005 and $2,224, respectively	28,901	28,224
Inventories	43,966	39,290
Prepaid expenses and other current assets	2,165	1,859
Total current assets	75,628	69,841

Property, plant and equipment, net	7,104	7,863
Goodwill	2,248	2,248
Other intangible assets, net	11,570	12,198
Deferred financing costs	2,863	3,378
Other assets	17	17
Total assets	$99,430	$95,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$12,503	$9,595
Accounts payable	18,298	16,133
Accrued liabilities	9,955	10,009
Taxes payable	1,416	1,293
Current portion of long-term debt	3,306	3,306
Current portion of payable to former Italian subsidiary	1,200	2,200
Other current liabilities	3,093	—
Total current liabilities	49,771	42,536

Long-term debt, excluding current portion	38,960	40,944
Deferred tax liabilities	81	40
Other liabilities	5	2,938
Total liabilities	88,817	86,458

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 4,566,202 at September 30, 2006 and December 31, 2005	41,141	40,788
Accumulated deficit	(30,528)	(31,701)
Total shareholders’ equity	10,613	9,087
Total liabilities and shareholders’ equity	$99,430	$95,545

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except for per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$53,445	$53,987	$165,556	$148,222
Cost of sales	35,242	35,781	109,948	101,033
Gross profit	18,203	18,206	55,608	47,189

Operating expenses:
Selling, general and administrative	11,624	12,669	38,370	35,079
Research and development	2,778	2,744	9,264	7,402
Restructuring costs	173	—	818	—
Total operating expenses	14,575	15,413	48,452	42,481

Operating income	3,628	2,793	7,156	4,708

Other income (expense):
Interest income	27	82	151	215
Interest expense	(1,641)	(1,525)	(4,941)	(3,829)
Management fee	(241)	(349)	(772)	(915)
Other	(198)	(621)	(220)	(950)
Total other expense	(2,053)	(2,413)	(5,782)	(5,479)

Income (loss) before income taxes and discontinued operations	1,575	380	1,374	(771)

Provision for income taxes	127	1	201	44

Income (loss) from continuing operations	1,448	379	1,173	(815)

Recognized gain on discontinued operations, net of income tax expense of $58	—	—	—	2,827

Net income	$1,448	$379	$1,173	$2,012

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.30	$0.08	$0.24	$(0.18)
Net income from discontinued operations	—	—	—	0.60
Net income per share	$0.30	$0.08	$0.24	$0.42

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.29	$0.08	$0.24	$(0.18)
Net income from discontinued operations	—	—	—	0.60
Net income per share	$0.29	$0.08	$0.24	$0.42

Shares used in computing basic and diluted net income per share:
Basic	4,806	4,773	4,806	4,742
Diluted	4,995	4,977	4,983	4,742

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
	(In thousands)
Operating activities
Net income	$1,173	$2,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,341	3,639
Amortization of deferred financing costs	515	—
Stock based compensation	353	44
Gain on discontinued operations	—	(2,885)
Non-cash interest expense	—	57
Changes in operating assets and liabilities:
Accounts receivable	(677)	(1,365)
Inventories	(4,676)	5,460
Prepaid expenses and other current assets	(306)	1,185
Other assets	—	233
Accounts payable, accrued liabilities and payable to former Italian subsidiary	1,111	(7,062)
Taxes payable	164	(131)
Other liabilities	160	71
Net cash provided by operating activities	1,158	1,258

Investing activities
Purchases of property, plant and equipment	(1,954)	(994)
Acquisition of St. Louis Music, Inc., including transaction fees paid	—	(35,339)
Net cash used in investing activities	(1,954)	(36,333)

Financing activities
Payments on long-term debt	(1,984)	(11,969)
Issuance of long-term debt	—	44,250
Net proceeds on bank line of credit and short-term borrowings	2,908	5,607
Financing costs associated with debt issuance	—	(3,616)
Net proceeds from stock sales and exercise of stock options	—	762
Net cash provided by financing activities	924	35,034

Increase (decrease) in cash and cash equivalents	128	(41)

Cash and cash equivalents at beginning of period	468	450
Cash and cash equivalents at end of period	$596	$409
Supplemental schedule of noncash financing and investing activities
Issuance of shares related to the acquisition of St. Louis Music	$—	$1,190
Other supplemental disclosures
Payoff on existing line of credit relating to St. Louis Music, Inc. by borrowings under line of credit	$—	$39,313

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2006
(Unaudited)

(In thousands)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2005	4,566	$40,788	$(31,701)	$9,087
Stock based compensation	—	353	—	353
Net Income	—	—	1,173	1,173
Balance at September 30, 2006	4,566	$41,141	$(30,528)	$10,613

See accompanying Notes to Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by LOUD Technologies Inc. (“LOUD” or the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial statements and includes the accounts of the Company and its subsidiaries. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the three and nine-month periods ended September 30, 2006, are not necessarily indicative of future financial results.

Business Combinations

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc. (“St. Louis”), a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products. The Company believes the acquisition of St. Louis Music, Inc. will further diversify the Company’s product offerings to help acquire, retain and extend relationships with customers. Our total purchase price was approximately $43.7 million, consisting of $33.7 million in cash; a commitment to pay $3.0 million plus interest in two years, the present value of which as of the acquisition date was $2.8 million, 79,358 shares of the Company’s common stock, assumed liabilities of $4.4 million and transaction costs of $1.6 million. The $3.0 million future commitment plus accrued interest is secured by a standby letter of credit issued in September 2005. The St. Louis Music acquisition was conducted through SLM Merger Corp., an indirect wholly owned subsidiary of the Company. Included in the Company’s results of operations are the operations of St. Louis Music for the period January 1 through September 30, 2006 and March 5 through September 30, 2005.

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

Stock-Based Compensation

During July 2003, our board of directors adopted the 2003 Stock Option Plan (the 2003 Plan), authorizing options to purchase 345,600 shares of common stock. The 2003 Plan calls for options to be non-qualified stock options with exercise prices equal to the fair market value of the stock on the date granted. Options generally vest over a five-year period and expire the earlier of ten years from grant date or three months from termination. If an option holder is terminated for Cause, as defined in the 2003 Plan, the options would terminate a day prior to termination. At September 30, 2006, 76,000 shares of common stock were available for future grants under the 2003 Plan.

The Company also has a 1995 Stock Option Plan (the 1995 Plan), which authorized 1.3 million shares of common stock for grants. The exercise price of incentive stock options granted under the 1995 Plan may not be less than the fair market value of the common stock on the date of grant. The exercise price of nonqualified stock options granted under the plan may be greater or less than the fair market value of the common stock on the date of grant, as determined by the stock option committee of the board of directors at its discretion. Options generally vest over a four to five-year period and expire the earlier of ten years from grant date or three months from termination. At September 30, 2006, 827,000 shares of common stock were available for future grants under the 1995 Plan.

The Company’s policy is to issue new shares for stock option exercises. Shares issued under the 2003 Plan are also subject to a Shareholder’s Agreement governing restrictions on transfer and voting rights for shares issued under the plan. No significant share repurchases are planned in 2006.

The Company adopted SFAS 123R, “Share Based Payment: An Amendment of SFAS No. 123”, on January 1, 2006, using the Modified Prospective Application Method whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS No. 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including SFAS Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 to account for its stock options granted under its employee option plans. Under this method, deferred compensation expense was recorded on the date of grant only to the extent if the current market price of the underlying stock exceeded the exercise price and recognized over the vesting period. The adoption of SFAS No. 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in the Company recording compensation expense during the three and nine-month periods ended September 30, 2006 of approximately $96,000 and $343,000, respectively. The amounts are classified in the Company’s unaudited condensed consolidated statements of operations as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006

Cost of sales	$3	$25
Selling, general and administrative	89	302
Research and development	4	16
Total stock based compensation	$96	$343

In February 2003, as part of a separation agreement with a former founder and director, we repriced options to purchase 66,000 shares with an average exercise price of $31.35 to a new exercise price of $5.10 in exchange for a non-compete agreement valued at $285,000. The value of the unvested portion of these options was amortized over a three year period. Approximately $10,000 related to this was expensed in 2006.

No stock-based compensation was capitalized as part of an asset as of September 30, 2006.

The following table shows the effects of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25 (in thousands except per share data):

	Three months ended		Nine months ended
	September 30, 2006		September 30, 2006
	As	Under APB	As	Under APB
	Reported	No. 25	Reported	No. 25
Income before income taxes and discontinued operations	$1,575	$1,671	$1,374	$1,717
Net income	$1,448	$1,544	$1,173	$1,516
Basic net income per share	$0.30	$0.32	$0.24	$0.32
Diluted net income per share	$0.29	$0.31	$0.24	$0.30

Results for the three and nine-month periods ended September 30, 2005 have not been restated. Had compensation expense for employee stock options granted under the Company’s stock incentive plans been determined based on SFAS No. 123R’s Modified Prospective Application Method, the Company’s Income from continuing operations, net income, and basic and diluted per share amounts would have been reduced to the pro forma amounts as indicated below (in thousands except per share data):

	Three months ended		Nine months ended
	September 30, 2005		September 30, 2005
	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss) from continuing operations	$379	$264	$(815)	$(1,156)
Net income	$379	$264	$2,012	$1,671

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.08	$0.06	$(0.18)	$(0.24)
Net income	$0.08	$0.06	$0.42	$0.35

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.08	$0.05	$(0.18)	$(0.24)
Net income	$0.08	$0.05	$0.42	$0.35

The following table summarizes the stock option activity for the nine-month period ended September 30, 2006:

		Weighted
	Shares	average
	subject to	exercise
	exercise	price
	(in thousands)
Options outstanding at December 31, 2005	629	$15.27
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(13)	43.75
Options outstanding at March 31, 2006	616	$14.67
Granted	3	15.00
Exercised	—	—
Forfeited	(13)	15.08
Expired	—	—
Options outstanding at June 30, 2006	606	$14.66
Granted	—	—
Exercised	—	—
Forfeited	(10)	15.08
Expired	—	—
Options outstanding at September 30, 2006	596	14.58

Options exercisable at September 30, 2006	461	$17.38

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 was $1.7 million and $0.1 million, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the quarter, which was $17.50 per share as of September 30, 2006, and the exercise price multiplied by the number of applicable options. The total intrinsic value of options exercised during the nine-month period ended September 30, 2005 was $0.1 million. There were no options exercised during the nine-month period ended September 30, 2006.

The following table summarizes information about options outstanding and exercisable at September 30, 2006:

	Options outstanding			Options exercisable
		Weighted			Weighted
		average			average
		remaining	Weighted		remaining	Weighted
	Number	contractual	average	Number	contractual	average
Range of exercise price	outstanding	life (years)	exercise price	exercisable	life (years)	exercise price
	(in thousands)			(in thousands)
$5.10—8.85	304	5.7	$5.26	225	5.2	$5.23
$11.30—23.75	115	7.0	16.37	59	5.6	18.24
$25.30—32.50	153	2.2	28.64	153	2.2	28.64
$33.44—43.75	24	2.4	34.06	24	2.4	34.06
	596	5.5	$14.66	461	4.3	$17.38

The weighted average fair value of options granted during the three-month periods ended September 30, 2006 and 2005 was $0 and $9.50, respectively. The fair value of options granted during the nine-month period ended September 30, 2006 was $11.09, while the weighted average fair value of options granted during the nine-month period ended September 30, 2005 was $10.27.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected life (in years)	N/A	5.0	6.5	5.0
Risk-free interest rate	N/A	3.98%	4.98%	4.03%
Expected volatility	N/A	85%	80%	85%
Expected dividend yield	N/A	0%	0%	0%

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

The Company has total compensation cost related to nonvested awards not yet recognized of approximately $1.0 million with the weighted average period over which it is expected to be recognized of 1.5 years.

Concentration of Credit and Supply Risk

We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the U.S. Where we are exposed to material credit risk, we generally require letters of credit or advance payments. No individual country outside of the U.S. accounted for more than 10% of net sales from continuing operations in any of the periods presented. Sales to U.S. customers are generally on open credit terms. In the U.S., we primarily sell our products through third-party resellers and experience individually significant annual sales volumes with major resellers. For the three-month periods ended September 30, 2006 and 2005, we had sales to one customer of $9.6 million and $8.3 million, or 18.0% and 15.4%, respectively of consolidated net sales from continuing operations. For the nine-month periods ended September 30, 2006 and 2005, we had sales to the same customer of $28.3 million and $25.1 million, or 17.1% and 16.9%, respectively, of consolidated net sales from continuing operations.

Many of our products are currently being manufactured exclusively by contract manufacturers on our behalf. For the three-month periods ended September 30, 2006 and 2005, net sales of products manufactured by one manufacturer were $14.8 million and $15.6 million, or 27.8% and 28.9%, respectively of consolidated net sales from continuing operations, while net sales of products manufactured by another manufacturer were $6.5 million and $5.3 million, or 12.2% and 9.8%, respectively of consolidated net sales from continuing operations. For the nine-month periods ended September 30, 2006 and 2005, net sales of products manufactured by one manufacturer were $51.9 million and $45.1 million, or 31.4% and 30.4%, respectively of consolidated net sales from continuing operations, while net sales of products manufactured by another manufacturer were $19.4 million and $16.2 million, or 11.7% and 10.9%, respectively of consolidated net sales from continuing operations.

At September 30, 2006, we had approximately 639 employees of which approximately 33 were members of an organized labor union.

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

In June 2006, the Emerging Issues Task Force issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to result in a change to the Company’s accounting policy or have an effect on the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with our current year.

3. Discontinued Operations

In December 2003, we placed our wholly owned Italian subsidiary, Mackie Designs (Italy) S.p.A. (“Mackie Italy”), into an Italian form of court-supervised liquidation and sold all of the shares of Mackie Italy. Mackie Italy was a manufacturer of many of our speaker products, which were purchased by the Company for subsequent sale outside of Italy. At the time of the sale, the Company owed Mackie Italy approximately $9.2 million related to the purchase of goods in the normal course of business. During 2004, we made payments to Mackie Italy of approximately $1.6 million, lowering our liability to $7.6 million at December 31, 2004. Additionally, Mackie Italy had a payable to a separate wholly owned subsidiary of the Company for approximately $2.7 million, which was fully reserved at the date of sale in 2003.

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million. This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005. Under the terms of the settlement agreement, we made additional payments of $2.5 million during 2005. We also committed to pay $2.2 million during 2006, of which $1.0 million was paid by September 30, 2006. Our payable balance at September 30, 2006 is $1.2 million. We recognized a gain, net of income tax, on discontinued operations of $2.8 million in the first quarter of 2005 related to this settlement.

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2006 and 2005. Stock options to purchase 209,000 and 232,000 shares in 2006 and 2005, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$1,448	$379	$1,173	$(815)
Net income from discontinued operations	—	—	—	2,827
Numerator for basic and diluted net income per share	$1,448	$379	$1,173	$2,012

Denominator:
Denominator for basic net income per share	4,806	4,773	4,806	4,742
Dilutive potential common shares from outstanding options and warrants	189	204	177	—
Denominator for diluted net income per share	4,995	4,977	4,983	4,742

Basic net income (loss) per share:
Continuing operations	$0.30	$0.08	$0.24	$(0.18)
Discontinued operations	—	—	—	0.60
Basic net income per share	$0.30	$0.08	$0.24	$0.42

Diluted net income (loss) per share:
Continuing operations	$0.29	$0.08	$0.24	$(0.18)
Discontinued operations	—	—	—	0.60
Diluted net income per share	$0.29	$0.08	$0.24	$0.42

5. Restructuring Costs

During the first nine months of 2006, management approved and began implementing a restructuring plan. Actions primarily consist of costs related to the consolidation of the St. Louis Music and service operations. We incurred approximately $0.2 million and $0.8 million in restructuring costs during the three and nine-month periods ended September 30, 2006, respectively, primarily representing employee severance and related costs for approximately 86 terminated employees. We estimate there to be an additional $0.1 million of severance related costs to occur during the fourth quarter of 2006 relating to the consolidation of the St. Louis Music and service operations. We are also implementing a plan to shift our domestic manufacturing to overseas contract manufacturers. The total restructuring costs associated with these plant shutdowns could equal or exceed our 2006 restructuring costs. We had $304,000 of these restructuring amounts remaining in accrued liabilities at September 30, 2006. We expect to pay the majority of this amount during the remainder of 2006. The restructuring liability is summarized as follows (in thousands):

Balance at December 31, 2005	$—
New charges	818
Cash payments	(503)
Other adjustments	(11)
Balance at September 30, 2006	$304

6. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Raw materials	$4,114	$5,531
Work in process	1,070	976
Finished goods	38,782	32,783
	$43,966	$39,290

7. Intangible Assets

Intangible assets consist of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Developed technology	$5,470	$5,470
Customer relationships	3,080	3,080
Trademark	5,930	5,930
Covenant not to compete	285	285
	14,765	14,765
Less accumulated amortization	(3,195)	(2,567)
	$11,570	$12,198

The useful lives of the intangible assets are as follows:

Useful lives
(in years)
Developed technology	5—20
Customer relationships	15
Trademark	20
Covenant not to compete	3

Amortization expense for intangible assets was $204,000 and $228,000 for the three-month periods ended September 30, 2006 and 2005, respectively. Amortization expense for intangible assets was $628,000 and $602,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.

Expected future amortization expense related to identifiable intangible assets for the next five years is as follows (in thousands):

Twelve months ending September 30:
2007	$816
2008	816
2009	816
2010	784
2011	762

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

As of September 30, 2006, the Company was in compliance with all financial covenants.

(a) Short-term borrowings

The Company has a line of credit where we can borrow up to $40.0 million, subject to certain restrictions, including available borrowing capacity. At September 30, 2006, the outstanding balance on our line of credit was $12.5 million. At September 30, 2006, we had the ability to borrow an additional $14.1 million on this line of credit. Interest is due monthly or at the end of a LIBOR period (but in such case no greater than 3 months) and is based on Bloomberg’s prime rate or LIBOR, both plus a specified margin. Under the terms of the line of credit and related subordinated loan agreements, we are required to maintain certain financial ratios, such as measuring our EBITDA to our total debt and senior debt, and maintaining a certain fixed charge coverage ratio. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. The weighted average interest rate on our line of credit was 8.98% at September 30, 2006.

(b) Long-term debt

At September 30, 2006 and December 31, 2005, our long-term debt consisted of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Term Loan A	$13,125	$15,000
Term Loan B	14,391	14,500
Subordinated note payable	14,750	14,750
	42,266	44,250
Less: current portion	(3,306)	(3,306)
Long-term portion of debt	$38,960	$40,944

Principal payments on the $29.5 million Term Loan A and Term Loan B, under the Credit Agreement, are paid quarterly. The term loans bear interest at the Bloomberg’s prime rate or LIBOR, both plus a specified margin. This rate for Term Loan A was 8.83% and Term Loan B was 9.33% at September 30, 2006. Interest is due monthly on each term loan. The final Term Loan A principal payment is due August 29, 2010. The final Term Loan B principal payment is due August 29, 2011. The term loans and the line of credit are both secured by substantially all of the assets of the Company and its subsidiaries, and are both senior to other long-term debt. The $14.8 million in senior subordinated notes issued is subordinate to all amounts due under the Credit Agreement and to any refinancing thereof. Interest accrues on the senior subordinated notes at a rate of 14% and is due quarterly. Of the 14% interest rate, up to two percent may be capitalized on each interest payment date. The principal under the Senior Subordinated Note Agreements is due February 29, 2012.

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

The warranty liability is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Balance, beginning of period	$1,045	$1,240	$980	$978
Charged to cost of sales	671	654	2,333	1,605
Increase from acquisition	—	—	—	290
Applied to liability	(601)	(669)	(2,198)	(1,648)
Balance, end of period	$1,115	$1,225	$1,115	$1,225

10. Commitments and Contingencies

We are a defendant in a lawsuit filed in the Southern District of Florida on November 29, 2005 by Ace Pro Sound and Recording, L.L.C. The lawsuit alleges various federal and state antitrust violations, as well as common-law (misrepresentation) claims. We believe the claims are without merit and we intend to vigorously defend the lawsuit.

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

We believe there have been no additional significant changes in our critical accounting policies during the nine months ended September 30, 2006 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2005.

Estimates and Assumptions Related to Financial Statements

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those affecting revenue recognition, the allowance for doubtful accounts, inventory valuation, intangible assets, income taxes and general business contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations (in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$53,445	$53,987	$165,556	$148,222
Gross profit	18,203	18,206	55,608	47,189

Selling, general and administrative	11,624	12,669	38,370	35,079
Research and development	2,778	2,744	9,264	7,402
Restructuring costs	173	—	818	—
Total operating expenses	14,575	15,413	48,452	42,481

Operating income	3,628	2,793	7,156	4,708
Other expense	(2,053)	(2,413)	(5,782)	(5,479)
Provision for income taxes	127	1	201	44
Income (loss) from continuing operations	1,448	379	1,173	(815)
Recognized gain on discontinued operations	—	—	—	2,827
Net income	$1,448	$379	$1,173	$2,012

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

Net Income

Results of operations for the three months ended September 30, 2006, showed net income of approximately $1.5 million, an increase of $1.1 million from net income of $0.4 million for the comparable period in 2005. Operating income for the three months ended September 30, 2006 was $3.6 million compared to $2.8 million in the comparable period in 2005. The increase results primarily from a decrease of $0.8 million in operating expenses. The decrease in operating expenses was primarily the result of our restructuring activities in June 2006.

Net Sales

Net sales from continuing operations decreased by 1.0% to $53.4 million during the three months ended September 30, 2006 from $54.0 million in the comparable period in 2005.

We expect sales to remain in the same range in future quarters.

Gross Profit

Gross profit was $18.2 million, or 34.1% of net sales, in the three months ended September 30, 2006 compared to $18.2 million, or 33.7% of net sales, in the three months ended September 30, 2005.

We expect gross margin percentages to remain in the 33% to 35% range in future quarters.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $1.1 million to $11.6 million in the three months ended September 30, 2006 from $12.7 million in the comparable period in 2005. The decrease was primarily attributable to consolidating the St. Louis Music operations, to the ongoing cost benefits of our direct sales program, and to cost-cutting programs implemented in June 2006.

We expect comparable run rate selling, general and administrative expenses in future quarters, with the exception of seasonally higher marketing costs in the first half of the year primarily relating to the timing of industry tradeshows.

Research and Development

Research and development expenses increased by $0.1 million to $2.8 million in the three months ended September 30, 2006 from $2.7 million in the comparable period in 2005.

We have and will continue to invest in new products and improvements to existing products. We anticipate our future research and development costs will be comparable to recent quarters.

Restructuring Costs

Restructuring costs were $0.2 million in the three months ended September 30, 2006. These costs were primarily severance costs related to reductions in work force from the consolidation of the St. Louis Music and service operations. We anticipate there to be an increase to restructuring costs in future quarters, due to the ongoing program to shift manufacturing to overseas contract manufacturers. As we finalize the plans for the shift to overseas contract manufacturers, we may incur impairment charges in future quarters related to the building and equipment of our domestic manufacturing plants.

Other Income (Expense)

Net other expense was $2.1 million for the three months ended September 30, 2006 as compared to $2.4 million in the three months ended September 30, 2005. The primary cause of this decrease was a decrease in other expense of $0.4 million partially offset by an increase of $0.1 million to interest expense. The decrease to other expense of $0.7 million is primarily due to the refinancing of our credit facilities during August 2005. Included in the 2005 other expense was $0.5 million of unamortized fees related to the prior debt facility as a result of the refinancing of our debt facilities.

The majority of our debt has variable interest rates, and the interest expense component of other income (expense) in future quarters will be affected by changing interest rates.

Income Taxes

Income tax expense for the three months ended September 30, 2006 was $127,000 compared to $1,000 for the comparable period in 2005. The primary components of the 2006 tax are the Alternative Minimum Tax, the deferred tax expense recorded as a result of the goodwill that is amortized for tax purposes only from the St. Louis Music, Inc. acquisition, and foreign subsidiary tax expense.

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

Net Sales

Net sales from continuing operations increased by 11.7% to $165.6 million during the nine months ended September 30, 2006 from $148.2 million in the comparable period in 2005. The nine month period ended September 30, 2006 includes a full nine months of sales from the historical St. Louis Music brands as opposed to the comparable period in 2005 which includes sales from the historical St. Louis Music brands from the acquisition date of March 5 through September 30.

Gross Profit

Gross profit increased to $55.6 million, or 33.6% of net sales, in the nine months ended September 30, 2006 from $47.2 million, or 31.8% of net sales, in the nine months ended September 30, 2005. The increase in gross profit is primarily attributable to the increase in sales volume. The gross profit for 2005 was reduced by $2.4 million, or 1.6% of net sales, by the impact of recording St. Louis Music inventories at estimated selling prices less costs to sell and a reasonable selling profit allowance as of the date of acquisition.

Selling, General and Administrative

Selling, general and administrative expenses increased by $3.3 million to $38.4 million in the nine months ended September 30, 2006 from $35.1 million in the comparable period in 2005. This increase is primarily attributable to having a full nine months of St. Louis Music expenses.

Research and Development

Research and development expenses increased by $1.9 million to $9.3 million in the nine months ended September 30, 2006 from $7.4 million in the comparable period in 2005. The increase was primarily attributable to a full nine months of St. Louis Music costs with the primary increase in personnel costs.

Restructuring Costs

Restructuring costs were $0.8 million in the nine months ended September 30, 2006. These costs were primarily severance costs related to reductions in work force from the consolidation of the St. Louis Music and service operations.

Other Income (Expense)

Net other expense was $5.8 million for the nine months ended September 30, 2006 as compared to $5.5 million in the nine months ended September 30, 2005. This increase was primarily caused by an increase to interest expense of $1.1 million which was primarily caused by increased debt related to the acquisition of St. Louis Music and an increase to our variable interest rates. This increase to interest expense was partially offset by a decrease to other expense of $0.7 million. The decrease to other expense of $0.7 million is primarily due to the refinancing of our credit facilities during August 2005. Included in the 2005 other expense was $0.5 million of unamortized fees related to the prior debt facility as a result of the refinancing of our debt facilities.

Income Taxes

Income tax expense for the first nine months of 2006 was $201,000 compared to $44,000 for the comparable period in 2005. The primary components of the 2006 and the 2005 taxes are the Alternative Minimum Tax, the deferred tax expense recorded as a result of the goodwill that is amortized for tax purposes only from the St. Louis Music, Inc. acquisition, and foreign subsidiary tax expense.

Recognized Gain on Discontinued Operations

In March 2005, we recognized a $2.8 million gain from the discontinued operations of our former Italian subsidiary, net of tax of $0.1 million. This gain was a result of a settlement agreement with Mackie Italy to settle the net outstanding amounts owed by the Company.

Liquidity and Capital Resources

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million. This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005. Under the terms of the settlement agreement, we made additional payments of $2.5 million during 2005. We also committed to pay $2.2 million during 2006, of which $1.0 million was paid by September 30, 2006. Our payable balance at September 30, 2006 is $1.2 million. We recognized a pre-tax gain on discontinued operations of $2.9 million in the first quarter of 2005 related to this settlement.

As of September 30, 2006, we had cash and cash equivalents of $0.6 million and total debt and short-term borrowings of $56.0 million, including a $1.2 million payable to our former Italian subsidiary. At September 30, 2006 we had availability of $14.1 million on our revolving line of credit, net of a $3.2 million standby letter of credit issued to secure the commitment to pay the former shareholders of St. Louis Music, Inc.

Net Cash Provided by Operating Activities

Cash provided in operating activities was $1.2 million in the nine months ended September 30, 2006, compared to $1.3 million for the comparable period in 2005. Net income for the first nine months of 2006 was $1.2 million that included $3.3 million in depreciation and amortization, $0.5 million in amortization of deferred financing fees and $0.4 million in stock based compensation expense. In the first nine months of 2006, an increase in accounts payable, accrued liabilities and payable to our former Italian subsidiary of $1.1 million provided cash, while increases to inventories and accounts receivable of $4.7 million and $0.7 million, respectively, used cash. Net income in the first nine months of 2005 was $2.0 million that included $3.6 million in depreciation and amortization. In the first nine months of 2005, a decrease to inventories and prepaid expenses and other current assets of $5.5 million and $1.2 million, respectively, provided cash. Net cash used by operating activities in the first nine months of 2005 was primarily attributable to a decrease of accounts payable, accrued liabilities and payable to our former Italian subsidiary of $7.1 million, an increase to accounts receivable of $1.4 million and the recognized gain on discontinued operations of Mackie Italy of $2.9 million.

Net Cash Used in Investing Activities

Cash used in investing activities was $2.0 million for the first nine months of 2006 compared to $36.3 million for the first nine months of 2005. The cash used in investing activities for the first nine months of 2006 related to the purchases of capital expenditures. The cash used in investing activities in 2005 was primarily related to the acquisition of St. Louis Music, Inc. of $35.3 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $0.9 million during the first nine months of 2006, compared to cash provided by of $35.0 million during the first nine months of 2005. Cash provided in the first nine months of 2006 is primarily attributable to an increase in our borrowings from our bank line of credit of $2.9 million partially offset by payments made on our long-term debt of $2.0 million. Financing activities in 2005 related primarily to a new credit facility of $69.5 million consisting of a revolving loan facility under which $17.4 million was outstanding at September 30, 2005, a Term Loan A of $15.0 million, and a Term Loan B of $14.5 million. In addition to this new credit facility, the Company obtained a senior subordinated note payable for $14.8 million. Along with this refinance, we paid off our existing note payable of $11.4 million, a term loan of $0.6 million, a credit facility of $11.8 million, and incurred $3.6 million in deferred financing costs.

Ability to stay in compliance with debt covenants

Under the terms of the line of credit and subordinated loan agreements, we are required to maintain certain financial ratios, such as measuring our EBITDA to our total debt and senior debt, and maintaining a certain fixed charge coverage ratio. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. As of September 30, 2006, we met all of our covenant requirements and we believe we will continue to meet these requirements in the fourth quarter of 2006.

Commitments

We had the following material contractual commitments related to operating leases for equipment facilities at September 30, 2006. In addition, we had material obligations related to short-term and long-term debt arrangements, excluding our accounts payable, accrued liabilities and taxes payable of $29.7 million at September 30, 2006:

	Payments due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years	5+ Years
	(in thousands)
Operating leases	$7,905	$2,255	$3,205	$2,277	$168
Lines of credit	12,503	12,503	—	—	—
Payable to our former Italian subsidiary	1,200	1,200	—	—	—
Future commitment to pay former shareholders of St. Louis Music, Inc., including interest	3,188	3,188	—	—	—
Short-term and long-term debt, including interest	62,064	7,726	14,394	20,320	19,624
Total	$86,860	$26,872	$17,599	$22,597	$19,792

We also have purchase commitments that range between $42 million to $47 million that are primarily due to our contract manufacturers.

We believe we will have adequate resources to meet our material obligations as they come due through December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however, we did not have any interest rate or currency swaps or any other derivative financial instruments as of September 30, 2006.

At September 30, 2006, we had variable rate lines of credit with outstanding balances of $12.5 million. In addition, our $27.5 million term loans also had variable interest rates. As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the quarter ended September 30, 2006, an increase in the average interest rate of 10%, i.e. from 9.09% to 10.00%, would have resulted in an approximately $93,000 decrease in net income before income taxes. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at September 30, 2006.

A substantial majority of our revenues are denominated in U.S. Dollars, and during the three months ended September 30, 2006 approximately 11% of our revenues were denominated in foreign currencies. We ordinarily do not engage in hedging, rate swaps, or other derivatives as a means to minimize our foreign currency risk and, instead, mitigate that exposure by limiting the portion of our sales that are denominated in other than U.S. Dollars. Assuming the same level of foreign currency denominated sales as in the three months ended September 30, 2006, a 10% decline in the average exchange rates for all these currencies would have caused a decline of approximately $564,000, or 1%, of our revenues.

The majority of our products are manufactured by foreign third-party contract manufacturers with the majority of the contracts denominated in U.S. Dollars. Foreign third-party manufacturing creates risks that include fluctuations in currency exchange rates that could affect the price we pay for our product. Our two largest foreign contract manufacturers’ products represented 40.0% of our consolidated net sales for the three months ended September 30, 2006. A 10% increase to the cost of the product sold that was manufactured by these two manufacturers would have resulted in an increase to cost of sales for the three months ended September 30, 2006 of approximately $1.0 million.

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

LOUD Technologies Inc.
(Registrant)

Dated: November 13, 2006	By:	/s/ James T. Engen
James T. Engen
Chairman, President and Chief Executive Officer

Dated: November 13, 2006	By:	/s/ Timothy P. O’Neil
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