Form 10-K
period 2006-12-31
LOUD TECHNOLOGIES INC
filed 2007-04-16
CIK 946815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐     Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of registrant at June 30, 2006 was approximately $20,452,357 based upon the closing price of the registrant’s common stock as quoted on the Nasdaq OTC Bulletin Board System on June 30, 2006 of $18.50. Per-share data contained in this report reflect the 1-for-5 reverse split effected on November 17, 2005.

On March 31, 2007, 4,598,942 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2007 annual meeting of stockholders (including amendments thereto) are incorporated by reference into Part III of this Form 10-K

LOUD TECHNOLOGIES INC.

FORM 10-K

For the Year Ended December 31, 2006

PART I

Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2006, particularly including but not limited to the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain “forward-looking statements” within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Such forward-looking statements include among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar expressions. Actual results could differ materially and adversely from those discussed in this report. Factors that could cause or contribute to such differences include but are not limited to the risks discussed in the “Risk Factors” section in Item 1A. Readers are cautioned not to place undue reliance on these forward-looking statements, and should recognize that these statements are accurate only as of the date of this report and will not be updated to reflect future developments.

Item 1.	Business

Overview

LOUD Technologies Inc. was founded in 1988. The Company was incorporated in Washington under the name Mackie Designs Inc., and subsequently changed its name to LOUD Technologies Inc. September 13, 2003. LOUD is one of the world’s largest dedicated professional audio and music products companies. As the corporate parent for world-recognized brands Alvarez®, Ampeg®, Crate®, EAW®, Knilling®, Mackie®, SIA® and TAPCO®, LOUD engineers, manufactures, markets and distributes a wide range of professional audio and musical instrument products worldwide. Additionally, LOUD is a distributor of branded professional audio and music accessories through its St. Louis Music catalog.

Our product lines include sound reinforcement speakers, analog mixers, guitar and bass amplifiers, professional loudspeaker systems, and branded musical instruments. These products can be found in professional and project recording studios, video and broadcast suites, post-production facilities, sound reinforcement applications including churches and nightclubs, retail locations, and on major musical concert tours.

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc., a Missouri-based manufacturer, distributor and importer of guitar and bass amplifiers, branded musical instruments, and professional audio products. This transaction is explained in more detail in Note 16 of the accompanying financial statements.

On August 29, 2005 we completed a refinancing of our credit facilities with our U.S. lenders that were to mature in the first half of 2006. This transaction is explained in more detail in Note 9 of the accompanying financial statements.

On November 3, 2005 we announced a 1-for-5 reverse split of the Company’s outstanding common stock. The 1-for-5 reverse stock split was effective after the close of business on November 17, 2005. In lieu of fractional shares, shareholders received cash at a rate of $2.95 per whole post-split share. Mellon Investor Services LLC, the Company’s transfer agent, acted as the exchange agent for the transaction.

As of December 31, 2006, 3,370,127 shares, representing 73.7% of our outstanding common stock, were owned by affiliates of Sun Capital Partners, Inc., a private investment firm. Accordingly, we are a controlled company within the meaning of the NASD rules governing companies listed on the Nasdaq Capital Market and, as discussed in greater detail below and in our proxy statement for our 2006 annual shareholder meeting, we are therefore exempt from application of certain of the corporate governance rules, particularly including those relating to independent board composition and compensation and nominating committee requirements.

The Company voluntarily delisted from the Nasdaq Small Cap Markettm on February 7, 2003 because of ongoing difficulties in satisfying certain of the Nasdaq continuing listing requirements. The Company’s stock began trading on the OTC Bulletin Board on February 11, 2003. We applied for reinstatement to the Nasdaq

Capital Markettm on November 23, 2005. Our stock began trading on the Nasdaq Capital Markettm under the symbol “LTEC” on March 1, 2006.

On March 30, 2007 we completed a refinancing of our credit facilities providing a $112 million senior secured credit facility. This transaction and the impact to our liquidity are explained in more detail in Note 17 of the accompanying consolidated financial statements.

On April 11, 2007 we acquired all of the outstanding capital stock of Martin Audio, Ltd. (“Martin”), a UK based manufacturer of loudspeakers and related equipment. The purchase price was $33.6 million, plus the assumption of $3.8 million in debt, for a total consideration of $37.4 million. Shortly after closing we liquidated the debt associated with the transaction. For the twelve months ended December 31, 2006, Martin Audio had $28.2 million in net sales. The acquisition of Martin Audio adds another premiere brand to our growing portfolio of brands. In addition, Martin Audio provides us with additional geographic and channel diversification.

“MACKIE,” the running man figure, “TAPCO,” “EAW,” and “SIA” are registered trademarks or “common law” trademarks of LOUD Technologies Inc. “Alvarez”, “Ampeg”, “Crate”, and “Knilling” are registered trademarks of our wholly owned subsidiary, St. Louis Music, Inc. To the extent our trademarks are unregistered, we are unaware of any conflicts with trademarks owned by third parties. This document contains names and marks of other companies, and we claim no rights in the trademarks, service marks and trade names of entities other than those in which we have a financial interest or licensing right.

Marketing

LOUD focuses on innovative marketing for each LOUD brand. As a result, each brand holds a unique position in its respective marketplace. Each brand is supported by a dedicated team of brand-specific product, business and communication resources handling all media planning, buying, print literature and advertising design, web design, public relations, product documentation, product training, as well as end-user and dealer trade shows and special events.

Our Major Brands

Alvarez is an acoustic guitar line geared to players of all levels — from entry-level to professional.

Ampeg is the industry standard in bass amplification for more than 50 years.

Crate is an entry-level brand of musical instrument amplification products.

EAW represents precision engineered, technologically superior loudspeakers and digital mixers. EAW systems are found in public spaces including sporting arenas, churches, nightclubs, and on major musical concert tours.

Mackie is innovative professional audio systems for both recording and sound reinforcement applications.

Martin Audio is world-class loudspeaker systems and leading edge designs.

Distribution and Sales

Sales to customers in the United States has represented 66%, 63% and 58% of our total net sales in 2006, 2005 and 2004, respectively. In the United States, for EAW and SIA products, we use a network of independent representatives. These products are sold in musical instrument stores, professional audio outlets and several mail order outlets. For Alvarez, Ampeg, Crate, Mackie, St. Louis Music Accessories, Tapco and Knilling products, we use a dedicated, domestic employee sales force (we employed approximately 23 salespersons as of December 31, 2006) that sells to musical instrument stores, retail locations, professional audio outlets and several mail order outlets. Sales to our top 10 U.S. dealers represented approximately 29%, 27% and 22% of net sales made in 2006, 2005 and 2004, respectively. One dealer, Guitar Center, Inc., accounted for approximately 19%, 17% and 12% of net sales in 2006, 2005 and 2004, respectively. Guitar Center, Inc. was the only dealer accounting for over 10% of net sales in this period.

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

Sales to customers within in the United States were $141.7 million, $128.7 million, and $71.6 million for 2006, 2005 and 2004, respectively, while international sales were $73.3 million, $75.7 million and $51.7 million, for the comparable periods.

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

Product support specialists are located in Woodinville, Washington and Whitinsville, Massachusetts to provide direct technical service and support. Technical support is provided either through a toll-free number or web-based support during scheduled business hours, and via the website after business hours. Service and repairs on our speaker products sold in the United States are performed in Whitinsville, Massachusetts. Customers requiring warranty service or repair on products sold in the United States are instructed to contact Technical Support via telephone or the web. Once Technical Support validates the warranty claim, a replacement unit is shipped directly to the customer along with instructions to return the failed unit. The failed units are shipped to our repair facility in Shanghai, China to be refurbished. Regional Service Centers are located in Dallas, Nashville, New York, Seattle and St. Louis. These centers can perform repairs on all brands including out of warranty repairs, repairs on obsolete product or repairs on products for which we do not have a replacement unit in stock. Internationally, our subsidiary in the United Kingdom, as well as our independent distributors, are utilized to provide product support and are also responsible for warranty repairs for products sold into their markets. Additionally, certain products returned to stock are processed through a contract repair facility in Shanghai, China.

Research and Development

We pride ourselves on employing the top engineering and product design talent in the professional-audio and musical instrument industries. Research and development teams are located in Woodinville, Washington; Whitinsville, Massachusetts; St. Louis, Missouri; Shenzhen, China; and Victoria, B.C., Canada. We also utilize contract engineering service groups to supplement our in-house personnel. Research and development activities by LOUD Technologies during 2006, 2005 and 2004 was approximately $11.8 million, $10.3 million, and $7.8 million, respectively.

Competition

The professional audio and musical instrument industries are fragmented and highly competitive. There are numerous manufacturers, which run the gamut from large and small, domestic and international, and offer products that vary widely in price and quality and are distributed through a variety of channels. We compete primarily on the basis of product quality and reliability, price, ease of use, brand name recognition and reputation, ability to meet customers’ changing requirements and customer service and support. We compete with a number of professional audio and musical instrument manufacturers, several of whom have significantly greater development, sales and financial resources. Our major competitors are subsidiaries of Bosch GmbH; Fender Musical Instruments Corporation; Harman International Industries; and Yamaha Corporation.

Proprietary Technologies

We have a strong interest in protecting the intellectual property that reflects our original research, creative development and product development. As such, we have sought protection through patents, copyrights, trademarks and trade secrets and have applied and filed for various design and utility patents, both domestically and internationally. We have actively used certain trademarks, and have applied for and registered specific trademarks in the United States and in foreign countries. While the registration of patents and trademarks, and the use of copyrights, trade secrets and other intellectual property protections provides us with certain legal rights, there can be no assurance that any such registration will prevent others from infringing upon these trademarks.

Manufacturing

In 2006, we began the process of transferring our remaining domestic manufacturing overseas. All of our domestic manufacturing plants will be closing before the end of the second quarter of 2007 as our overseas contract manufacturers ramp up to full production of our products. Our overseas manufacturers are supported by a team of our employees, located in China. These employees are responsible to audit quality procedures, manage and facilitate the transition of products from design to manufacturing and to ensure timely delivery of purchased product.

Employees

As of December 31, 2006, we had 658 full-time equivalent employees, including 185 in marketing, sales and customer support; 122 in research and development; 298 in manufacturing, manufacturing support and manufacturing engineering; and 53 in administration and finance. Of our employees, 33 were members of an organized labor union as of December 31, 2006. We laid off 128 employees during the first quarter of 2007, primarily in the manufacturing and manufacturing support areas.

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

Sales Concentration.  One customer, Guitar Center, Inc., represents a significant portion of our sales. In 2006, 2005, and 2004, Guitar Center, Inc. accounted for approximately 19%, 17% and 12%, respectively, of our net sales revenues. We anticipate that this customer will continue to represent a significant portion of our sales, however Guitar Center, Inc. is not under any obligation, by contract or otherwise, to continue purchasing products from us. If the relationship with Guitar Center, Inc. were to deteriorate for any reason we could lose a portion of our net sales revenues, which would have an adverse impact on our results of operations, liquidity and financial condition.

Liquidity and Debt Obligations.  We are highly leveraged and maintain a number of credit arrangements that are critical to our growth and to our ongoing operations. These credit agreements include certain financial covenants and ratios and require that we maintain adequate levels of eligible collateral to support our borrowing level. Our substantial debt subjects us to numerous risks, including the following:

•	we will be required to use a substantial portion of our cash flow from operations to pay interest on our debt, thereby reducing cash available to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements;

•	our leverage may increase our vulnerability to general economic downturns and adverse competitive and industry conditions and may place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations may limit our flexibility to plan for, or react to, changes in our business and in the industry in which we operate; and

•	our level of debt may make it difficult for us to raise additional financing on satisfactory terms, if at all.

The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. The covenants in these credit agreements may restrict our operations. If we are unable to generate adequate levels of sales and operating profit, our lenders could declare us to be in default of our obligations. As discussed below in greater detail, in February 2007 we notified our senior lender that we were in breach of certain financial covenants in our senior credit facility. We received a forbearance from this lender that continued in effect until we completed the refinancing of our March 30, 2007 credit facility. We believe we will maintain compliance with the terms of our new credit facility and with our other financing arrangements, but if we fail to comply, there is no assurance that the lenders would grant waivers or agree to restructure our debt or that we would be able to obtain other financing. If we default on our debt, our lenders have a variety of remedies against us including accelerating all amounts so that they come due immediately and foreclosing on their security interests, which would allow the creditors to take possession of all of our assets. Moreover, certain of our debt obligations are cross-defaulted, which means that a default under one of the agreements causes a default against each other credit agreement. In such instances, if we were unable to obtain alternate financing in a very short period of time, we may have to suspend or discontinue our operations, liquidate our assets or take other measures that would result in a material adverse effect upon our financial condition and results of operations.

We were in default of certain financial covenants in our senior secured loan facility at December 31, 2006. On March 5, 2007 we entered into a Forbearance and Consent Agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. as lender, whereby Merrill Lynch Business Financial Services Inc. agreed to forbear from exercising its rights and remedies for default under the credit facility. The Forbearance and Consent Agreement ended on March 30, 2007, when we refinanced the principal balances owing under this credit facility through a structured financial transaction with Ableco Finance LLC and certain other lenders (including our controlling stockholder) for up to $112 million in the form of a senior secured credit facility. This transaction and the impact to our liquidity are explained in more detail in Note 17 of the accompanying financial statements.

Our credit arrangements generally accrue interest based on variable short-term interest rates. Increases in the prime rate or LIBOR would increase our interest expense, which would adversely affect our profitability and cash flows.

Competition.  Our industry is highly competitive, and we face competition from a number of well-known brands including Electro-Voice, Fender, Harman and Yamaha. Some of our competitors are substantially better capitalized and have substantially stronger market presence than we have. We also expect increasing competition from both established and emerging companies. Competition may have the effects of reducing the prices we can charge for our products, increasing our marketing costs associated with developing and maintaining our market niche, or reducing the demand for our products. If we fail to compete successfully against current and future sources of competition, our profitability and financial performance will be adversely affected, and those effects may be material.

Acquisitions and Business Combinations.  We have acquired businesses in the past, and we may do so in the future. We may pursue additional acquisitions of complementary technologies or product lines. Additionally, after the period covered by this report, we acquired all of the outstanding capital stock of Martin Audio Limited, a British manufacturer of high-end concert hall audio equipment. The purchase price was $33.6 million, plus the assumption of $3.8 million in debt, for a total consideration of $37.4 million. Any additional future acquisitions may pose risks of entering markets where we have no or limited prior experience, the potential loss of key employees of the acquired company, and impairment of relationships with existing employees, customers and business partners.

In addition, international acquisitions could add increased complexity to the Company’s structure. Further acquisitions may also impact our financial position. Acquisitions of businesses organized outside the United States often can involve additional risks, including:

•	difficulties, as a result of distance, language, legal or cultural differences, in developing, staffing and managing foreign operations;

•	currency exchange rate fluctuations;

•	longer payment cycles;

•	credit risk and higher levels of payment fraud;

•	foreign exchange controls that might limit our control over, or prevent us from repatriating, cash generated outside the United States;

•	potentially adverse tax consequences;

•	expropriation or nationalization of assets;

•	differences in regulatory requirements that may make it difficult to offer all of our services;

•	unexpected changes in regulatory requirements;

•	difficulties in foreign corporate law that have and may create additional administrative burdens and legal risks;

•	increased management time and resources to manage overseas operations;

•	trade barriers and import and export restrictions; and

•	political or social unrest and economic instability.

Further acquisitions may also impact our financial position. For example, we may use significant cash or incur additional debt in these acquisitions, which would weaken our financial position and operating costs related to an acquired company may be higher than operating costs in our current facilities. Thus, there is no guarantee that future acquisitions will improve our business or operating results.

Variability in Quarterly Operating Results.  Our operating results will vary from quarter to quarter. Revenue in each quarter is substantially dependent on orders received within that quarter as well as product availability. Our expenditures in each quarter are based on investment plans and our best estimates of future revenues. We may, therefore, be unable to reduce spending if revenues decline in a given quarter quickly enough to prevent adverse impacts on our operating results for such quarters. Moreover, results of operations for any one quarter are not necessarily indicative of results for any future period.

Other factors which could cause fluctuations in quarterly results to fluctuate include:

•	increased competition in niche markets;

•	timing of new product announcements;

•	product releases and pricing changes by us or our competitors;

•	market acceptance or delays in the introduction of new products;

•	production constraints;

•	the timing of significant orders;

•	customers’ budgets; and

•	changes in foreign currency exchange rates.

It is likely that in some quarters our operating results will be adversely affected by these factors.

Rapid Technological Change.  Product technology in the professional audio and music products market evolves rapidly, making timely product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our existing products obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our products do not perform well, our business and financial condition may be adversely affected. In addition, new products may contain defects or errors, which may negatively impact the product’s acceptance in the market.

Product Liability.  Some of our products are electronically powered and may pose a risk of electrical shock or fire. These products, such as amplifiers, speakers and sound mixers, create a risk that our customers or third parties may bring claims that our products have caused property damage, physical injury or death. In extreme cases these claims may be asserted as class actions on behalf of large numbers of people. These types of litigation, if threatened or brought, can be costly to defend and may distract management’s attention from operating our business, whether or not we ultimately are adjudged to be liable and whether or not we settle such an action.

Use of Contract Distribution Centers.  We store and ship the majority of our products from our Woodinville, Washington and St. Louis, Missouri locations. In addition, we utilize contract distribution centers in Europe and Asia. These distribution centers may encounter personnel issues, business disruptions, information systems outages or other disruptions, which may not be remedied quickly, resulting in delays in shipments of our products. Failure to maintain adequate systems and internal controls at these facilities could result in customer shipments being delayed or otherwise improperly transacted, potentially resulting in lost revenue, products or customers.

Use of Contract Manufacturers.  The majority of our products are manufactured by contract manufacturers. Contract manufacturing creates additional risks including:

•	reduction in control over the manufacturing process;

•	longer lead times for transitions of newly released products from engineering to full release;

•	lead times for transitions of existing products to new contract manufacturers;

•	reduced flexibility in reacting to demand changes;

•	increased transportation cost and delivery times;

•	fluctuations in currency exchange rates (specifically the “floating” currency rate in China);

•	delays or inability to source parts on reasonable payment terms; and

•	concentration of production by certain key manufacturers.

Manufacturing in China.  Our ability to import products from China at current tariff levels could be materially and adversely affected if the United States terminates the “normal trade relations” (“NTR”, formerly “most favored nation”) status granted to China for trade and tariff purposes. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other “normal” trading partners. China’s NTR status, coupled with its membership in the World Trade Organization, could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China’s WTO membership or NTR status will not change.

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

Consumer Products Regulations.  In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission, the Consumer Products Safety Commission and Underwriters’ Laboratories. Internationally, our products may be required to comply with regulations or standards established by consumer protection or telecommunications authorities in the countries into which we sell our products, as well as standards established by various multinational or extranational bodies. These regulations are becoming more common and the trend is to impose greater restrictions upon products such as ours. For example, the European Union recently adopted a directive on the restriction of certain hazardous substances in electronic and electrical equipment, known as RoHs, and has enacted the Waste Electrical and Electronic Equipment, or WEEE, directive applicable to persons who import electrical or electronic equipment into Europe. Similarly, California has a consumer protection measure that could require us to change certain components so as to eliminate lead from our products.

We believe we are in material compliance with all applicable regulations; however, the regulations may expose us to various civil penalties in cases of noncompliance. Moreover, as these regulations are constantly evolving and generally are becoming more, rather than less, restrictive upon our business, we can offer no assurances that our existing and future product offerings will remain compliant with evolving standards and regulations. If we fail to obtain timely domestic or foreign regulatory approvals or certification, we may be unable to sell our products into jurisdictions to which these standards apply, which may prevent us from sustaining our revenues or maintaining profitability. Finally, noncompliance with applicable regulations may increase our exposure to potential tort liability to persons claiming to have been harmed as a result of our actions or omissions.

Protection of Intellectual Property.  We have a strong interest in protecting the intellectual property that reflects our original research, creative development, and product development. As such, we have sought protection through patents, copyrights, trademarks, and trade secrets. Along with extensive trademark and patent registration and filings, we have claimed copyright protection for works of original authorship, including product brochures, literature, advertisement, and web pages. While certain legal rights of enforceability are available to us, there can be no assurance as to the ability to successfully prevent others from infringing upon our intellectual property.

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

Sarbanes-Oxley Compliance.  Section 404 of the Sarbanes-Oxley Act of 2002 requires us, like all other publicly traded companies, to perform an evaluation of our internal control over financial reporting and have our auditors attest to such evaluation. However, the SEC has currently delayed the effectiveness of the regulations that would require us to file these reports. Currently, the SEC has postponed the requirement for non-accelerated filers to provide management’s report on internal control until after its annual report for the period ended December 31, 2007, and the auditor’s attestation report after it files its annual report for the fiscal year ended December 31, 2008. However, it is possible that the SEC will further postpone the requirements to later dates. When such requirement is implemented, we will have to establish an ongoing program to perform the system and process evaluation and testing necessary for compliance. If we do not establish and maintain an effective system of internal control and address and remediate any material weaknesses and other significant deficiencies, the reliability of our periodic reports on Form 10-Q and annual report on Form 10-K may be compromised. In addition, reporting any material weakness may negatively impact investors’ perception of us. Finally, if we fail to complete our evaluation on a timely basis and in a satisfactory manner or if management or our auditors are unable to attest on a timely basis to the adequacy of our internal controls, we may be subject to additional regulatory scrutiny and to a loss of public confidence in our internal controls over financial reporting.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We owned one building, a 63,250 square foot building located on 7.66 acres in Yellville, Arkansas, which was used primarily for manufacturing. We sold the Yellville, Arkansas facility, which closed on March 30, 2007 with possession scheduled to turn over to the new owner on April 30, 2007.

The remainder of our facilities are leased. The Whitinsville, Massachusetts lease has been terminated effective May 31, 2007. We are currently in negotiations with the landlord to lease approximately 65,000 square feet of this same building to accommodate our engineering, sales and service operations supporting the EAW brand. We lease additional smaller facilities in the United States, Canada, Europe and Asia for our regional sales and support offices. We believe these properties are adequate for our current anticipated needs.

		Area Leased	Lease
Type	Location	(sq. feet)	Expiration

Warehouse	Woodinville, WA	80,000	July 31, 2011
Corporate headquarters and warehouse	Woodinville, WA	90,000	December 31, 2011
Manufacturing plant	Whitinsivlle, MA	220,285	May 31, 2007
Warehouse	St. Louis, MO	46,000	June 30, 2009
Office space and warehouse	St. Louis, MO	93,000	March 5, 2008

Item 3.	Legal Proceedings

In November 2005, LOUD Technologies Inc. and its subsidiary, St. Louis Music, Inc., were named as defendants in a lawsuit in the United States District Court, Southern District of Florida. The lawsuit, filed by Ace Pro Sound and Recordings and served upon the Company, alleges individual and class action claims against LOUD, as well as other, unrelated defendants. The claims include civil conspiracy, tortious interference, violation of Florida’s state and the Federal Racketeering Influenced and Corrupt Organization Act as well as Section 1 and Section 2 Sherman Act antitrust claims. LOUD has filed a motion to dismiss this case. We are also involved in various legal proceedings and claims that arise in the ordinary course of business.

We believe that these matters, as well as with the Ace Pro Sound and Recordings lawsuit, will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 4.	Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

The Company voluntarily delisted from the Nasdaq Small Cap Markettm on February 7, 2003 because of ongoing difficulties in satisfying certain of the Nasdaq continuing listing requirements. The Company’s stock began trading on the OTC Bulletin Board on February 11, 2003. We applied for reinstatement to the Nasdaq Capital Markettm on November 23, 2005. Our stock began trading on the Nasdaq Capital Markettm under the symbol “LTEC” on March 1, 2006.

As of December 31, 2006, there were 4,575,022 common stock shares of LOUD Technologies Inc. issued and outstanding and approximately 35 shareholders of record. The following table shows the high and low sales prices for our common stock for the periods indicated.

	Common Stock
	High	Low

Year Ended December 31, 2006:
Fourth Quarter	$17.50	$9.25
Third Quarter	$19.20	$14.50
Second Quarter	$18.73	$13.53
First Quarter	$19.80	$12.25
Year Ended December 31, 2005:
Fourth Quarter	$16.00	$10.00
Third Quarter	$15.75	$13.25
Second Quarter	$18.25	$13.75
First Quarter	$17.00	$9.00

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

Sales of Unregistered Securities

In connection with the acquisition of St. Louis Music and pursuant to the Acquisition Agreement dated March 4, 2005 by and among LOUD Technologies Inc., SLM Holding Corp., SLM Merger Corp. and St. Louis Music, we issued 79,358 shares of common stock to Edward Kornblum, one of the shareholders of St. Louis Music. The shares were issued in an unregistered private placement in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

On August 29, 2005 we issued 51,547 shares of common stock, par value $14.55 per share, to certain institutional and accredited investors in accordance with Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The consideration for these shares was cash in the amount of $750,000 and the proceeds of such sale are to be used for debt retirement and working capital.

Equity Compensation Plan Information

The Company has a shareholder-approved equity plan that enables the compensation committee of the board of directors to make stock option awards.

The table below provides information, as of December 31, 2006, concerning securities under current and former equity compensation plans.

	(a)	(b)	(c)
Number of Securities Remaining
	Number of Securities to be	Weighted-Average	Available for Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	562,264	14.94	927,207

Total	562,264	14.94	927,207

During July 2003, our board of directors adopted the 2003 Stock Option Plan (the 2003 Plan), authorizing options to purchase 345,600 shares of common stock. The 2003 Plan calls for options to be non-qualified stock options with exercise prices equal to the fair value of the stock on the date granted. Options generally vest over a five-year period and expire on the earlier of ten years from grant date or three months from termination. If an option holder is terminated for cause, as defined in the 2003 Plan, the options would terminate a day prior to termination. At December 31, 2006, 100,000 shares of common stock were available for future grants under the 2003 Plan.

The Company also has a 1995 Stock Option Plan (the 1995 Plan), which authorized 1.3 million shares of common stock for grants. The exercise price of incentive stock options granted under the 1995 Plan may not be less than the fair value of the common stock on the date of grant. The exercise price of nonqualified stock options granted under the plan may be greater or less than the fair value of the common stock on the date of grant, as determined by the stock option committee of the board of directors at its discretion. Options generally vest over a four to five-year period and expire no later than ten years after the date of grant or three months from termination. At December 31, 2006, 827,000 shares of common stock were available for future grants under the 1995 Plan.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data(a):
Net sales	$215,033	$204,328	$123,276	$130,766	$159,362
Gross profit	71,452	65,324	41,349	29,310	37,860
Operating expenses(b)	62,671	56,816	40,043	44,974	69,512
Net income (loss) from continuing operations	625	930	(2,291)	(15,412)	(30,050)
Net income (loss) from discontinued operations	—	2,827	—	(6,383)	(7,878)
Net income (loss)	625	3,757	(2,291)	(21,795)	(37,928)
Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.13	$0.20	$(0.52)	$(3.94)	$(12.03)
Net income (loss) from discontinued operations	—	0.59	—	(1.63)	(3.15)

Basic net income (loss) per share	$0.13	$0.79	$(0.52)	$(5.57)	$(15.18)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.13	$0.19	$(0.52)	$(3.94)	$(12.03)
Net income (loss) from discontinued operations	—	0.57	—	(1.63)	(3.15)

Diluted net income (loss) per share	$0.13	$0.76	$(0.52)	$(5.57)	$(15.18)

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheets Data:
Working capital	$27,548	$27,305	$1,764	$2,582	$14,890
Total assets	$105,756	$95,545	$60,795	$50,422	$123,955
Long-term debt(c)	$40,105	$40,944	$11,612	$16,262	$20,266
Shareholders’ equity	$10,205	$9,087	$3,320	$832	$17,236

(a)	The consolidated statements of operations data for years ended 2003 and 2002 have been restated for discontinued operations.

(b)	Included in operating expenses for the year ended December 31, 2002, is a $15.8 million non-cash charge relating to the impairment of goodwill and other long-lived assets.

(c)	Long-term debt excludes current portion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Our product lines include sound reinforcement speakers, analog mixers, guitar and bass amplifiers, professional loudspeaker systems, and branded musical instruments. These products can be found in professional and project recording studios, video and broadcast suites, post-production facilities, sound reinforcement applications including churches and nightclubs, retail locations, and on major musical concert tours. We distribute our products primarily through retail dealers, mail order outlets and installed sound contractors. We have our primary operations in the United States with smaller operations in the United Kingdom, Canada, China and Japan.

Operating results for 2006, which were substantially impacted by restructuring costs incurred during the manufacturing transition to Asia and the consolidation of the St. Louis Music and service operations, increased $0.3 million when compared to 2005. For the twelve months ended December 31, 2006, net sales increased 5.2% to $215.0 million from $204.3 million for 2005. The increase in net sales is primarily related to having a full twelve months of historical St. Louis Music brand sales in 2006. Operating income for 2006 increased by 3.2% to $8.8 million, representing 4.1% of sales, compared to the operating income for 2005, which was $8.5 million, representing 4.2% of net sales. Income from continuing operations declined to $0.6 million, or $0.13 per diluted share, compared to income from continuing operations of $0.9 million, or $0.19 per diluted share, for 2005. Net income for 2006 was $0.6 million, or $0.13 per diluted share. This compares to net income for 2005 of $3.8 million, or $0.76 per diluted share, which included a gain on sale of the Company’s discontinued operations in Italy of $2.8 million (net of tax), or $0.57 per diluted share. All per-share amounts in this report are adjusted to reflect the 1-for-5 reverse stock split that was effective after the close of business on November 17, 2005.

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

Inventory Valuation.  LOUD inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Included in our inventories are demonstration products used by our sales representatives and marketing department including finished goods that have been shipped to customers for evaluation. Market value adjustments are recorded for excess and obsolete material, slow-moving product, service and demonstration products. We make judgments regarding the carrying value of our inventory based upon current market conditions. These conditions may change depending upon competitive product introductions, customer demand and other factors. If the market for our previously released products changes, we may be required to write down the cost of our inventory.

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

Goodwill and Other Intangible Assets.  We assess the impairment of goodwill on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. A reporting unit is considered to be a brand or group of brands. Factors we consider important which could trigger an impairment review include the following:

• poor economic performance relative to historical or projected future operating results;

• significant negative industry, economic or company specific trends;

•	changes in the manner of our use of the assets or the plans for our business; and

•	loss of key personnel.

If we were to determine that the fair value of the reporting unit was less than its carrying value, including goodwill, based upon the annual test or the existence of one or more of the above indicators of impairment, we would measure impairment based on a comparison of the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the goodwill of the reporting unit. To the extent the carrying amount of the reporting unit goodwill is greater than the implied fair value of the reporting unit goodwill, we would record an impairment charge for the difference. There were no impairments related to goodwill in any of the periods presented.

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

Accounting for Acquisitions.  Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of trademarks, customer relationships, and developed technology includes the use of estimates including the following:

•	the potential impact on operating results of the revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; and

•	estimated costs to be incurred to purchase the capabilities gained through the developed technology and appropriate discount rates based on the particular business’s weighted average cost of capital.

Our process to determine the fair value of inventories acquired was to estimate the selling price of the inventories less the sum of costs to sell and a reasonable selling profit allowance.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

Net sales from continuing operations increased by 5.2% to $215.0 million in 2006, from $204.3 million in 2005, due to the inclusion of a full year of sales from historical St. Louis Music brands in 2006, which we acquired on March 4, 2005. We have one significant customer who represented approximately 19% and 17% of our total net sales in 2006 and 2005, respectively. U.S. sales represented approximately 66% of our net sales in 2006, compared to approximately 63% in 2005.

Gross Profit

Gross profit increased by 9.4% to $71.5 million, or 33.2% of net sales, in 2006 from $65.3 million, or 32.0% of net sales, in 2005. The increase in gross profit is primarily attributable to the increase in sales volume in 2006. The 2005 gross profit was impacted by the $2.4 million fair value adjustment for recording of St. Louis Music’s inventories at fair value as a result of the purchase price allocation of St. Louis Music. The remaining increase is due to the continuing benefit of outsourcing our production overseas, which is partially offset by a larger percentage of lower margin historical St. Louis Music brand sales.

Selling, General and Administrative

Selling, general and administrative expenses increased by 5.9% to $49.3 million in 2006, from $46.6 million in 2005. This increase is partially attributable to having a full twelve months of St. Louis Music expenses. The remaining increase is due to one-time costs associated with the shift to direct sales distribution of Mackie products in North America. These increases were partially offset by the consolidation of the St. Louis Music operations, the ongoing cost benefits of our direct sales program, and the cost-cutting programs implemented in June 2006.

Research and Development

Research and development expenses increased by 14.6% to $11.8 million in 2006, from $10.3 million in 2005. The increase was primarily attributable to a full year of St. Louis Music costs, an increase in new product development in 2006 when compared to 2005, and additional engineering resources required to transition our domestic manufacturing to our contract manufacturers.

Other Expense

Net other expense increased $0.2 million, or 2.6% from $7.5 million in 2005 to $7.7 million in 2006.

Management fees are paid to Sun Capital Partners Management, LLC, an affiliate of our principal shareholder, quarterly and are calculated as the greater of $0.4 million annually or 6% of EBITDA, not to exceed $1.0 million per year. Of the $1.1 million of management fees expensed during 2006, $1.0 million relates to the 2006 EBITDA calculation and $0.1 million is miscellaneous expenses incurred by Sun Capital Partners Management, LLC, for which Sun Capital Partners Management, LLC is entitled to reimbursement pursuant to our Management Services Agreement dated February 21, 2003. Of the $1.2 million of management fees expensed during 2005, $1.0 million relates to the 2005 EBITDA calculation, $0.1 million is a result of a correction to the management fee owed for the 2004 EBITDA calculation, and the remaining amount is miscellaneous expense incurred by Sun Capital Partners Management, LLC.

Income Tax Expense

Income tax expense was $431,000 in 2006 compared to $47,000 in 2005. The primary components of the 2006 and the 2005 taxes are the Alternative Minimum Tax, changes in our income tax reserve, deferred tax expense recorded as a result of the goodwill that is amortized for tax purposes only from the St. Louis Music, Inc. acquisition, and foreign subsidiary tax expense.

As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $22.1 million, which if not utilized would begin to expire in 2024. Approximately $20.7 million of these loss carryforwards relate to the United States and U.K. Approximately $1.4 million of these loss carryforwards relate to our discontinued operation in France, which we believe we will not be able to realize. We have recorded a valuation allowance for all of the net deferred tax assets as a result of uncertainties of future taxable income necessary for the realization of these net assets.

Gain on Discontinued Operations

In March 2005, we recognized a $2.8 million gain from the discontinued operations of our former Italian subsidiary, net of tax of $58,000. This gain was a result of an agreement with Mackie Italy to settle the net outstanding amounts owed by the Company.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

Net sales from continuing operations increased by 65.7% to $204.3 million in 2005, from $123.3 million in 2004. Sales were positively impacted due to the acquisition of St. Louis Music, Inc. Net sales of the St. Louis brands for the ten months ended December 31, 2005 were $67.2 million, or 83.0% of the total increase. The remaining increase in sales primarily related to improved product availability from our contract manufacturers and the introduction of new products. One significant customer represented approximately 17% and 12% of our total revenues in 2005 and 2004, respectively. U.S. sales represented approximately 63% of our total sales in 2005, compared to approximately 58% in 2004.

Gross Profit

Gross profit increased by 58.1% to $65.3 million, or 32.0% of net sales, in 2005 from $41.3 million, or 33.5% of net sales, in 2004. $14.5 million of this increase related to the acquisition of St. Louis Music, Inc.

$2.4 million, or 1.2% of net sales, of the decline in gross profit percentage was a result of the impact of recording St. Louis Music’s inventories at fair value as a result of the purchase price allocation of St. Louis Music.

The remaining increase was due to higher sales in 2005 for Mackie, TAPCO and EAW brands. The reduction in gross profit percentage from 2004 to 2005 is primarily attributable to the addition of St. Louis Music brands, which are typically sold at lower margin percentages.

Selling, General and Administrative

Selling, general and administrative expenses increased by 44.3% to $46.6 million in 2005, from $32.3 million in 2004. The primary cause of this increase was due to the acquisition of St. Louis Music, Inc. Selling, general and administrative expenses for St. Louis Music, Inc. were $11.8 million for period from acquisition through December 31, 2005. The remaining increase was primarily due to higher marketing expenses and higher commission expense and personnel expense as a result of higher revenues, partially offset by decreases in rent and telephone expenses, and lower allowances for doubtful accounts due to an improved accounts receivable aging.

Research and Development

Research and development expenses increased by 31.7% to $10.3 million in 2005, from $7.8 million in 2004, of which $1.9 million relates to the acquisition of St. Louis Music, Inc.

Other Expense

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

The increase in management fees of $0.7 million was principally due to higher EBITDA. Management fees are paid to Sun Capital Partners Management, LLC quarterly and are calculated as the greater of $0.4 million annually or 6% of EBITDA, not to exceed $1.0 million per year. Of the $1.2 million of management fees expensed during 2005, $1.0 million relates to the 2005 EBITDA calculation, $0.1 million is a result of a correction to the management fee owed for the 2004 EBITDA calculation, and the remaining amount is miscellaneous expenses incurred by Sun Capital Partners Management, LLC, for which Sun Capital Partners Management, LLC is entitled to reimbursement pursuant to our Management Services Agreement dated February 21, 2003.

Other expense in 2005 was primarily due to the expensing of unamortized fees related to the prior debt facility as a result of the refinancing of our debt facilities and foreign exchange transaction losses. Other expense in 2004 was primarily a loss on conversion of Sun Capital debt to equity, partially offset by income from the sale of fixed assets.

Income Tax Expense

Income tax expense from continuing operations was $47,000 and $58,000 from discontinued operations for a total expense of $105,000 in 2005 compared to $12,000 in 2004. The tax expense primarily consisted of alternative minimum tax because the regular tax is offset by the utilization of net operating carryforwards and by a corresponding decrease in the deferred tax asset valuation allowance. The entire 2004 tax expense related to our non-U.S. subsidiaries.

As of December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $28.8 million, which if not utilized would begin to expire in 2024. Approximately $27.5 million of these loss carryforwards relate to the United States and U.K. Approximately $1.3 million of these loss carryforwards relate to our discontinued operation in France, which we believe we will not be able to recapture. We had total net deferred tax assets, including our net operating loss carryforwards, of approximately $16.0 million as of December 31, 2005. We recorded a valuation allowance for all of the net deferred tax assets as a result of uncertainties of future taxable income necessary for the realization of these net assets.

Gain on Discontinued Operations

In March 2005, we recognized a $2.8 million gain from the discontinued operations of our former Italian subsidiary, net of tax of $58,000. This gain was a result of an agreement with Mackie Italy to settle the net outstanding amounts owed by the Company.

Liquidity and Capital Resources

On August 29, 2005, a credit facility was completed providing a $69.5 million senior secured loan facility and a $14.8 million senior subordinated note. The senior secured loan facility consists of a $40.0 million revolving loan (of which $14.2 million was outstanding as of December 31, 2006), a $15.0 million Term Loan A, and a $14.5 million Term Loan B. In connection with the senior subordinated note, the Company issued 51,547 shares of common stock to the subordinated lender at a per share price of $14.55.

LOUD was not in compliance with the Credit Agreement at February 14, 2007, since it did not meet the financial covenants set forth in the Credit Agreement for the period ending December 31, 2006. On March 5, 2007, the Company entered into a Forbearance and Consent Agreement, whereby the Lenders agreed to forbear from exercising certain of their rights and remedies with respect to certain events of default under the previous Credit Agreement dated August 29, 2005 and consented to the Martin Audio, Ltd. acquisition. The Forbearance Agreement covered the period commencing on March 5, 2007 and ending on March 30, 2007, when we closed on a new $112 million senior secured credit facility. The proceeds from this new credit facility were used to retire all amounts outstanding on the previous credit facility dated August 29, 2005, to fund the acquisition of Martin Audio, Ltd., and to provide for our future working capital needs. The $112 million senior secured credit facility consists of a $10.0 million revolving loan, a $20.0 million Term Loan A, a $40.0 million US Term Loan B, a $30.0 million UK Term Loan B, and a $12.0 million Term Loan C.

The $102.0 million term loans under the $112 million senior secured credit facility require quarterly principal payments. Term Loan A bears interest at the Chase Manhattan Bank’s prime rate plus 0.5% or LIBOR plus 3.0%. Term Loans B bear interest at the Chase Manhattan Bank’s prime rate plus 2.6% or LIBOR plus 4.85%. Term Loan C bears interest at the Chase Manhattan Bank’s prime rate plus 4.5% or LIBOR plus 7.0%. Interest is due quarterly on each term loan. Under the revolving line of credit, the Company can borrow up to $10.0 million, subject to certain restrictions. Interest is due quarterly and is based on Chase Manhattan Bank’s prime rate plus 0.5% or LIBOR plus 3.0%. The $112 million senior secured credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc., a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products for total cash consideration including transaction costs of $35.3 million and the assumption of certain liabilities of $7.2 million.

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million. This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005. Under the terms of the settlement agreement, we made additional payments of $2.5 million during 2005. We also committed to pay $2.2 million during 2006, of which $1.5 million was paid by December 31, 2006. Our payable balance at December 31, 2006 is $0.7 million, which we paid subsequent to this date. We recognized a gain on discontinued operations of $2.9 million in 2005 related to this settlement.

As of December 31, 2006, we had cash and cash equivalents of $0.3 million and total debt and short-term borrowings of $56.5 million, including $0.7 million payable to our former Italian subsidiary. At December 31, 2006 we had availability of $11.8 million on our revolving line of credit, net of a $3.2 million standby letter of credit issued for the commitment to pay the former shareholders of St. Louis Music, Inc.

Net Cash Provided by (Used in) Operating Activities

Cash provided by operations was $0.3 million in 2006 and $10.0 million in 2005. In 2004, $1.2 million was used by operations. Net income for 2006 was $0.6 million that included $4.6 million in depreciation and amortization, $0.7 million in amortization of deferred financing fees and $0.4 million in stock based compensation expense. In 2006, a decrease of our receivables and prepaid expenses and an increase to accounts payable and accrued expenses of $2.3 million and $6.6 million, respectively, provided cash, while an increase of our inventory levels used $15.6 million of cash.

In 2007, we anticipate reducing our inventory to be more in line with our anticipated sales volume. Additionally, accounts payable is expected to decrease in 2007 due primarily to the forecasted decrease in inventory.

Net Cash Used in Investing Activities

Cash used in investing activities was $2.4 million in 2006, a decrease from $37.0 million used in 2005 and an increase from $1.2 million used in 2004. The cash used in investing activities in 2005 was primarily related to the acquisition of St. Louis Music, Inc. of $35.3 million. The decrease is partially offset by an increase in capital expenditures for tooling used by our contract-manufacturers.

As part of our contract manufacturing agreements, most of our contract manufacturers require that we invest in tooling equipment prior to the start of manufacturing. In 2007 we anticipate spending on new tooling devices required to build our products and other equipment used in the manufacturing process to be relatively flat compared to 2006.

Net Cash Provided by (Used in) Financing Activities

Our cash provided by financing activities was $2.0 million in 2006, $27.0 million in 2005, and $2.1 million in 2004. Cash provided during 2006 is primarily attributable to an increase in our borrowings from our bank line of credit of $4.6 million partially offset by payments made on our long-term debt of $2.6 million. Financing activities in 2005 related primarily to a new credit facility of $69.5 million consisting of a revolving loan facility under which $9.6 million was outstanding at December 31, 2005, a Term Loan A of $15.0 million, a Term Loan B of $14.5 million, and subordinated debt of $14.8 million. Along with this refinancing, we paid off our existing note payable of $11.4 million, a term loan of $0.6 million, a credit facility of $11.8 million, and incurred $3.6 million in deferred financing costs. In 2004, financing activities related primarily to proceeds on our existing line of credit, as well as payments on our long-term debt.

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

Our continued liquidity is dependent upon the following key factors:

Ability to stay in compliance with debt covenants

Our August 29, 2005 senior secured credit facility required us to meet certain financial covenants such as capital expenditures limits and measuring net debt to EBITDA, as well as a fixed charge coverage ratio. As of December 31, 2006, we had not met all of our covenant requirements. The Company completed a debt refinancing during March 2007. This transaction and the impact to our liquidity are explained in more detail in Note 17 of the accompanying consolidated financial statements.

Commitments

We had significant contractual commitments related to operating leases for equipment facilities at December 31, 2006. In addition, we had significant obligations related to short-term and long-term debt arrangements, excluding our accounts payable, accrued liabilities and taxes payable of $35.8 million at December 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	5-7 Years

Operating leases	$7,366	$2,276	$2,946	$2,144
Line of credit	14,210	14,210
Payable to former Italian subsidiary	700	700
Future commitment to pay former shareholders of St. Louis Music, Inc., including interest	3,188	3,188
Short-term and long-term debt, including interest	60,294	5,867	16,445	22,888	15,094

Total	$85,758	$26,241	$19,391	$25,032	$15,094

The Company completed a debt refinancing during March 2007. This transaction and impact on the Company’s line of credit, short-term debt and long-term debt is explained in more detail in Note 17 of the accompanying financial statements.

We also have purchase commitments that range between $36 million to $41 million that are primarily due to our contract manufacturers.

Our new credit facility is $102 million of term loans and a $10 million unfunded revolving credit facility. We anticipate that our free cash flow from operations, along with cash generated from liquidating our excess inventory in place at December 31, 2006, and cash generated from the sale of property and equipment formerly used in our domestic manufacturing facilities will allow for significant levels of debt reductions in 2007. We have historically had fairly low levels of capital expenditures required to operate our business. We have structured our new credit facilities based on projections incorporating all of the factors above, and we believe we will have adequate resources to meet our obligations as they come due through December 31, 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning Q1 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement approach and a balance sheet approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That

Is, Gross versus Net Presentation). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The adoption of EITF 06-3 will not result in a change to the Company’s accounting policy or have an effect on the Company’s consolidated financial statements.

7A.	Qualitative and Quantitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuations in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however we did not have any derivative financial instruments as of December 31, 2006.

At December 31, 2006, we had variable rate lines of credit with outstanding balances of $14.2 million. In addition, our $29.5 million term loans also had variable interest rates. As such, changes in U.S. interest rates affect interest on debt and we are exposed to interest rate risk. For the year ended December 31, 2006, an increase in the average interest rate of 10%, i.e. from 8.72% to 9.59%, would have resulted in an approximately $360,000 decrease in net income before income taxes. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at December 31, 2006.

A majority of our sales are denominated in U.S. Dollars, and during the fiscal year ended December 31, 2006 approximately 12% of our sales were denominated in foreign currencies. We ordinarily do not engage in hedging, rate swaps, or other derivates as a means to minimize our foreign currency risk and, instead, mitigate that exposure by limiting the portion of our sales that are denominated in other than U.S. Dollars. Assuming the same level of foreign currency denominated sales as in 2006, a 10% decline in the average exchange rates for all these currencies would have caused a $2.5 million, or 1%, decline in our 2006 sales.

Item 8.	Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included beginning on page 24 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
LOUD Technologies Inc.:

We have audited the accompanying consolidated balance sheets of LOUD Technologies Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LOUD Technologies Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

Seattle, Washington
April 13, 2007

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(In thousands, except for share amounts)

ASSETS
Current assets:
Cash	$311	$468
Accounts receivable, net of allowances of $2,258 and $2,224, respectively	26,230	28,224
Inventories	54,844	39,290
Prepaid expenses and other current assets	1,504	1,859

Total current assets	82,889	69,841
Property, plant and equipment, net	6,543	7,863
Goodwill	2,248	2,248
Other intangible assets, net	11,367	12,198
Deferred financing costs, net	2,692	3,378
Other assets	17	17

Total assets	$105,756	$95,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$14,210	$9,595
Accounts payable	23,023	16,133
Accrued liabilities	11,187	10,009
Taxes payable	1,559	1,293
Current portion of long-term debt	1,500	3,306
Current portion of payable to former Italian subsidiary	700	2,200
Other current liabilities	3,162	—

Total current liabilities	55,341	42,536
Long-term debt, excluding current portion	40,105	40,944
Deferred tax liabilities	99	40
Future commitment to pay	—	2,938
Other liabilities	6	—

Total liabilities	95,551	86,458

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 4,575,022 and 4,566,202 shares at December 31, 2006 and 2005, respectively	41,281	40,788
Accumulated deficit	(31,076)	(31,701)

Total shareholders’ equity	10,205	9,087

Total liabilities and shareholders’ equity	$105,756	$95,545

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(In thousands, except per share data)

Net sales	$215,033	$204,328	$123,276
Cost of sales	143,581	139,004	81,927

Gross profit	71,452	65,324	41,349
Operating expenses:
Selling, general, and administrative	49,313	46,561	32,259
Research and development	11,754	10,255	7,784
Restructuring costs	1,604	—	—

Total operating expenses	62,671	56,816	40,043

Operating income	8,781	8,508	1,306
Other income (expense):
Interest income	147	322	13
Interest expense	(6,693)	(5,635)	(2,947)
Management fee	(1,048)	(1,161)	(400)
Other	(131)	(1,057)	(251)

Total other expense	(7,725)	(7,531)	(3,585)

Income (loss) before income taxes and discontinued operations	1,056	977	(2,279)
Income tax expense	431	47	12

Income (loss) from continuing operations	625	930	(2,291)
Gain on discontinued operations, net of income tax expense of $58	—	2,827	—

Net income (loss)	$625	$3,757	$(2,291)

Per share data
Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.13	$0.20	$(0.52)
Net income from discontinued operations	—	0.59	—

Basic net income (loss) per share	$0.13	$0.79	$(0.52)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.13	$0.19	$(0.52)
Net income from discontinued operations	—	0.57	—

Diluted net income (loss) per share	$0.13	$0.76	$(0.52)

Shares outstanding
Shares used in computing basic net income (loss) per share	4,807	4,758	4,383

Shares used in computing diluted net income (loss) per share	4,979	4,957	4,383

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2006, 2005, and 2004

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
	(In thousands)

Balance at December 31, 2003	3,921	33,999	(33,167)	832
Conversion of debt to equity	496	4,837	—	4,837
Exercise of stock options	10	1	—	1
Additional offering costs for shares issued in private transaction	—	(115)	—	(115)
Amortization of deferred stock compensation	—	56	—	56
Net loss	—	—	(2,291)	(2,291)

Balance at December 31, 2004	4,427	38,778	(35,458)	3,320
Shares issued — acquisition of St. Louis Music, Inc.	79	1,190	—	1,190
Exercise of stock options	8	11	—	11
Issuance in connection with debt refinance	52	750	—	750
Amortization of deferred stock compensation	—	59	—	59
Net income	—	—	3,757	3,757

Balance at December 31, 2005	4,566	40,788	(31,701)	9,087
Exercise of stock options	9	45	—	45
Stock based compensation	—	448	—	448
Net income	—	—	625	625

Balance at December 31, 2006	4,575	41,281	(31,076)	10,205

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(In thousands)

Operating activities:
Net income (loss)	$625	$3,757	$(2,291)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,598	4,513	3,307
Amortization of deferred financing costs	686	1,064	506
Gain on asset dispositions	—	—	(232)
Gain on discontinued operations	—	(2,885)	—
Loss on conversion of debt to equity	—	—	400
Stock based compensation	448	59	56
Non-cash interest expense	—	57	88
Changes in operating assets and liabilities, net of acquisition and disposition:
Accounts receivable	1,994	664	(3,761)
Inventories	(15,554)	7,365	(9,029)
Prepaid expenses and other current assets	355	813	(713)
Other assets	—	60	465
Accounts payable, accrued expenses and payable to former Italian subsidiary	6,568	(5,402)	9,836
Taxes payable	325	(173)	178
Other liabilities	230	139	(39)

Net cash provided by (used in) operating activities	275	10,031	(1,229)

Investing activities:
Proceeds from sales of property, plant and equipment	—	—	830
Purchases of property, plant and equipment	(2,447)	(1,726)	(2,053)
Acquisition of St. Louis Music, Inc., including transaction fees paid	—	(35,288)	—

Net cash used in investing activities	(2,447)	(37,014)	(1,223)

Financing activities:
Payments on long-term debt	(2,645)	(11,969)	(1,698)
Issuance of long-term debt	—	44,250	—
Net proceeds on line of credit and short term borrowings	4,615	9,595	3,958
Net payment of existing credit facility	—	(11,826)	—
Payments on debt conversion costs	—	—	(115)
Financing costs associated with debt issuance	—	(3,810)	—
Net proceeds from stock sales and exercise of stock options	45	761	—

Cash provided by financing activities	2,015	27,001	2,145

Effect of exchange rate changes on cash	—	—	—

Increase (decrease) in cash and cash equivalents	(157)	18	(307)
Cash at beginning of year	468	450	757

Cash at end of year	$311	$468	$450

Supplemental schedule of noncash financing and investing activities
Cash paid for interest	$5,864	$4,732	$1,655
Cash paid (refunded) for income taxes	$137	$169	$(329)
Conversion of note payable and accrued interest to equity	$—	$—	$4,437
Accrued interest converted to note payable	$—	$—	$960
Issuance of shares related to the acquisition of St. Louis Music	$—	$1,190	$—
Other supplemental disclosures
Payoff on existing line of credit relating to St. Louis Music, Inc. by borrowings under line of credit	$—	$39,313	$—

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

(1)  Description of Business

We develop, manufacture, and sell high-quality, affordable digital and analog audio mixers, speakers, guitar and bass amplifiers, branded musical instruments and related accessories, and other professional audio equipment. Our products are used by professional and amateur musicians; school music programs; sound installation contractors and broadcast professionals in sound recordings, live presentations systems and installed sound systems. We distribute our products primarily through retail dealers, mail order outlets and installed sound contractors. We have our primary operations in the United States with smaller operations in the United Kingdom, Canada, China and Japan.

(2)  Summary of Significant Accounting Policies

a)  Basis of Presentation

The financial statements consolidate the accounts of LOUD Technologies Inc. and our wholly owned subsidiaries. The companies are collectively hereinafter referred to as “the Company,” “LOUD”, “we,” “our” and “us.” All significant intercompany accounts and transactions have been eliminated. Financial information for the year 2005 includes St. Louis Music, Inc. for the period March 5, 2005 through December 31, 2005.

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

d)  Advertising Expense

The cost of advertising included in selling, general and administrative expense is expensed as incurred. For 2006, 2005, and 2004 these expenses totaled $6.1 million, $7.1 million, and $4.2 million, respectively.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

f)  Foreign Currency

The functional currencies of the Company’s international subsidiaries is the U.S. Dollar. Assets and liabilities recorded in foreign currencies are translated into U.S. Dollars at the exchange rate on the balance sheet date. Net sales, costs and expenses and cash flows are translated at average rates of exchange prevailing during the period. Foreign currency transaction gains and losses are included in other income (expense). Realized and unrealized gains and losses on foreign currency transactions are included in other income (expense). For the years 2006 and 2005 the amount related to transaction losses was $85,000 and $466,000, respectively, whereas for the year 2004, the amount related to transaction gain was $8,000.

g)  Accounts Receivable

Accounts receivable are recorded at the invoice amount and typically do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based upon our historical write-off experience, the current aging of accounts receivable, and customer specific credit risk factors. Accounts receivable balances are written off when we determine that it is unlikely we will receive future remittances. We do not have any off-balance-sheet credit exposures related to our customers.

Allowances deducted from accounts receivable for the years ended December 31, 2006, 2005, and 2004 are as follows (in thousands):

	Balance at		Increase		Balance at
	Beginning of		From		End of
	Year	Additions	Acquisition	Deductions	Year

2006	$2,224	$1,180	$—	$(1,146)	$2,258
2005	$1,671	$401	$775	$(623)	$2,224
2004	$2,163	$609	$—	$(1,101)	$1,671

h)  Inventories

LOUD inventories are stated at the lower of standard cost (weighted average cost for St. Louis Music brand inventories in 2005), which approximates actual cost on a first-in, first-out method, or market. Market value adjustments are recorded for excess and obsolete material, slow-moving product, service and demonstration products. We make judgments regarding the carrying value of our inventory based upon current market conditions.

i)  Property, Plant and Equipment

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

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

j)  Deferred Financing Costs

Financing costs associated with debt financing are deferred and amortized over the term of the debt. The amortization periods are five years for our revolving loan and Term Loan A, six years for our Term Loan B and six and a half years for our senior subordinated note. The amortization method for the revolving loan is straight line, whereas the term loans and senior subordinated note are amortized using the effective interest rate method. As of December 31, 2006 accumulated amortization was approximately $918,000.

Expected future amortization expense related to deferred financing costs is as follows (in thousands):

Year ending December 31:
2007	678
2008	670
2009	650
2010	495
2011	176
2012	23

The Company completed a debt refinancing during March 2007. This transaction and the impact to our liquidity are explained in more detail in Note 17 of the accompanying financial statements.

k)  Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have definite lives are amortized on the straight-line method over their estimated useful lives. Developed technology and the trademark of EAW are amortized over 20 years. Trademarks, customer relationships and developed technology due to the acquisition of St. Louis Music are amortized over 20, 15, and 5 years respectively.

Impairment testing of goodwill involves a two-phase process and the timing of transitional impairment steps. The first phase identifies indications of impairment; while the second phase (if necessary), measures the impairment. During the fourth quarter of 2006, we performed an impairment test on the goodwill acquired related to the acquisition of St. Louis Music, Inc. as of December 31, 2006, and determined no impairment was necessary.

l)  Impairment of Long-Lived Assets

The recoverability of long-lived assets including property, plant and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. Factors that may trigger impairment include significant underperformance relative to expected operating results, significant changes in our use of the assets or the strategy for our overall business, and significant negative industry or economic trends.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

m)  Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and long-term debt approximate their fair value because they are of a short-term nature or have interest rates that approximate market rates.

n)  Stock-Based Compensation

During July 2003, our board of directors adopted the 2003 Stock Option Plan (the 2003 Plan), authorizing options to purchase 345,600 shares of common stock. The 2003 Plan calls for options to be non-qualified stock options with exercise prices equal to the fair value of the stock on the date granted. Options generally vest over a five-year period and expire on the earlier of ten years from grant date or three months from termination. If an option holder is terminated for Cause, as defined in the 2003 Plan, the options would terminate a day prior to termination. At December 31, 2006, 100,000 shares of common stock were available for future grants under the 2003 Plan.

The Company also has a 1995 Stock Option Plan (the 1995 Plan), which authorized 1.3 million shares of common stock for grants. The exercise price of incentive stock options granted under the 1995 Plan may not be less than the fair value of the common stock on the date of grant. The exercise price of nonqualified stock options granted under the plan may be greater or less than the fair value of the common stock on the date of grant, as determined by the stock option committee of the board of directors at its discretion. Options generally vest over a four to five-year period and expire no later than ten years after the date of grant or three months from termination. At December 31, 2006, 827,000 shares of common stock were available for future grants under the 1995 Plan.

The Company’s policy is to issue new shares for stock option exercises. Shares issued under the 2003 Plan are also subject to a Shareholder’s Agreement governing restrictions on transfer and voting rights for shares issued under the plan. No share repurchases took place in 2006 or are planned in 2007.

The Company adopted SFAS 123R, Share Based Payment: An Amendment of SFAS No. 123, effective January 1, 2006, using the Modified Prospective Application Method whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS No. 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic-value method to account for its stock options granted under its employee option plans. Under this method, deferred compensation expense was recorded on the date of grant only to the extent the current market price of the underlying stock exceeded the exercise price and was recognized over the vesting period. The adoption of SFAS No. 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in the Company recording compensation expense during 2006 of approximately $438,000. The amounts are classified in the consolidated statements of operations as follows (in thousands):

2006

Cost of sales	$27
Selling, general and administrative	391
Research and development	20

Total stock based compensation	$438

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

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No stock-based compensation was capitalized as part of an asset as of December 31, 2006.

The following table shows the effects of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under our previous accounting method (in thousands except per share data):

	2006
	As	Previous
	Reported	Method

Income before income taxes and discontinued operations	$1,056	$1,494
Net income	$625	$1,063
Basic net income per share	$0.13	$0.22
Diluted net income per share	$0.13	$0.21

Had compensation expense for employee stock options granted under the Company’s stock incentive plans been determined based on SFAS No. 123R’s Modified Prospective Application Method, the Company’s Income from continuing operations, net income, and basic and diluted per share amounts would have been reduced to the pro forma amounts as indicated below (in thousands except per share data):

	2005	2004

Net income (loss):
As reported	$3,757	$(2,291)
Add stock-based employee compensation expense included in reported net loss	—	—
Less stock-based employee compensation expense determined under fair value based method	(458)	(840)

Pro forma	$3,299	$(3,131)

Basic net income (loss) per share:
As reported	$0.79	$(0.52)
Pro forma	0.69	(0.71)
Diluted net income (loss) per share:
As reported	$0.76	$(0.52)
Pro forma	0.67	(0.71)

o)  Guarantees

In the ordinary course of business, we are not subject to any significant obligations under guarantees except for standard indemnification and warranty provisions.

Indemnification and warranty provisions contained within our sales agreements are generally consistent with those prevalent in our industry. The duration of product warranties is generally one to six years following delivery of products, with the exception of Alvarez Yairi guitars, which have a limited lifetime warranty.

The warranty liability, which is included in accrued liabilities, is summarized as follows (in thousands):

	Balance,	Charged to	Increase	Applied	Balance,
	Beginning	Cost of	From	to	End
	of Period	Sales	Acquisition	Liability	of Period

2006	$980	$2,804	$—	$(2,624)	$1,160
2005	$978	$2,456	$290	$(2,744)	$980
2004	$1,081	$2,379	$—	$(2,482)	$978

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

p)  Segment Reporting

Operating segments are defined as revenue-producing components of an enterprise for which discrete financial information is available and whose operating results are regularly reviewed by the Company’s chief operating decision maker. LOUD management and the chief operating decision maker review financial information on a consolidated basis and, therefore, the Company operated as a single segment for all periods presented.

q)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has recorded a valuation allowance due to the uncertainty surrounding the ultimate realization of such assets. Management evaluates, on a periodic basis, the recoverability of the net deferred tax assets and the amount of the valuation allowance. At such time as it is determined that it is more likely than not the deferred tax assets are realizable, the valuation allowance will be reduced.

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

r)  Computation of Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common stock outstanding for the year including warrants and options to purchase shares exercisable for little cash consideration. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year increased by the weighted average number of potential common shares outstanding during the period, using the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share. Stock options representing 391,000, 430,000, and 731,000 shares in 2006, 2005 and 2004, respectively, were excluded from the calculation of diluted net income (loss) per share because they were antidilutive in 2004, whereas in 2006 and 2005, they were excluded because they were out of the money.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The share count used to compute basic and diluted net income (loss) per share is calculated as follows (in thousands):

	2006	2005	2004

Numerator:
Net income (loss) from continuing operations	$625	$930	$(2,291)
Net income from discontinued operations	—	2,827	—

Numerator for basic and diluted net income (loss) per share	$625	$3,757	$(2,291)

Denominator:
Weighted average shares outstanding	4,807	4,758	4,383
Dilutive potential common shares from outstanding warrants and options	172	192	—

Denominator for diluted net income (loss) per share	4,979	4,950	4,383

s)  Concentration of Credit and Supply Risk

We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the United States. Where we are exposed to significant credit risk, we generally require letters of credit, advance payments, or carry foreign credit insurance. No individual country outside of the United States accounted for more than 10% of net sales in any of the periods presented. Sales to U.S. customers are generally on open credit terms. In the United States, we primarily sell our products through certain resellers and experience individually significant annual sales volumes with major resellers. In 2006, 2005 and 2004, we had sales to one customer of $40.6 million, $34.3 million and $14.4 million or 19%, 17% and 12%, respectively, of consolidated net sales from continuing operations.

Many of our products are being manufactured exclusively by contract manufacturers on our behalf. During 2006, sales of products manufactured by one manufacturer were $73.2 million, or approximately 34% of net sales, while sales of products manufactured by another manufacturer were $25.1 million or approximately 12% of net sales. No other contract manufacturer manufactured more than 10% of our products sold in 2006.

t)  Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning Q1 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement approach and a balance sheet approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB ratified EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The adoption of EITF 06-3 will not result in a change to the Company’s accounting policy or have an effect on the Company’s consolidated financial statements.

u)  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

(3)  Discontinued Operations

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

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million. This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005. Under the terms of the settlement agreement, we made payments of $2.5 million in 2005. Additionally, we committed to pay $2.2 million during 2006, of which $1.5 million was paid by December 31, 2006. Our payable balance at December 31, 2006 was $0.7 million, which was paid subsequent to year end. We recognized a gain on discontinued operations of $2.9 million in 2005 related to this settlement.

(4)  Restructuring Costs

During 2006, management approved and began implementing a restructuring plan. Actions primarily consist of costs related to the consolidation of the St. Louis Music manufacturing plants and service operations. We incurred approximately $1.6 million in restructuring costs during 2006, primarily representing employee severance and related costs for approximately 94 terminated employees. We are also completing a plan to shift our domestic manufacturing to overseas contract manufacturers. In 2007, we expect our restructuring costs to be slightly less than our 2006 restructuring costs. We had $880,000 of these restructuring amounts remaining in accrued liabilities at December 31, 2006. We expect to pay this amount during 2007. The restructuring liability is summarized as follows (in thousands):

December 31,
2006

Balance at December 31, 2005	$—
New charges	1,604
Cash payments	(709)
Other adjustments	(15)

Balance at December 31, 2006	$880

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)  Inventories

Inventories consist of the following (in thousands):

	December 31,
	2006	2005

Raw materials	$6,371	$5,531
Work in process	766	976
Finished goods	47,707	32,783

	$54,844	$39,290

(6)  Intangible Assets

Intangible assets with finite lives consist of the following (in thousands):

	December 31,
	2006	2005

Developed technology	$5,470	$5,470
Customer relationships	3,080	3,080
Trademark	5,930	5,930
Non-compete agreement	285	285

	14,765	14,765
Less accumulated amortization	(3,398)	(2,567)

	$11,367	$12,198

Amortization expense for intangible assets was $831,000, $830,000 and $424,000 in 2006, 2005 and 2004, respectively.

Expected future amortization expense related to identifiable intangible assets for the next five years is as follows (in thousands):

Year ending December 31:
2007	$816
2008	816
2009	816
2010	771
2011	762

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)  Property, Plant and Equipment

As of December 31, 2006 and 2005, property, plant and equipment consisted of the following (in thousands):

	December 31,
	2006	2005

Land and buildings	$850	$851
Machinery, equipment and software	17,479	15,169
Furniture and fixtures	1,358	1,293
Leasehold improvements	1,860	1,739

	21,547	19,052
Less accumulated depreciation and amortization	(15,004)	(11,189)

	$6,543	$7,863

(8)  Income Taxes

Components of income (loss) before income taxes are as follows (in thousands):

	2006	2005	2004

U.S.	$1,290	$5,618	$(1,229)
Foreign	(234)	(1,756)	(1,050)

Income (loss) before income taxes	$1,056	$3,862	$(2,279)

The income tax expense is as follows (in thousands):

	2006	2005	2004

Current income taxes:
U.S. federal	$316	$—	$—
Foreign	56	65	12

Total current	372	65	12

Deferred income taxes:
U.S. federal	59	40	—
State and local	—	—	—
Foreign	—	—	—

Total deferred	59	40	—

Total income tax expense	$431	$105	$12

The primary components of the 2006 and the 2005 taxes are the Alternative Minimum Tax, changes in our income tax reserve, deferred tax expense recorded as a result of the goodwill that is amortized for tax purposes only from the St. Louis Music, Inc. acquisition, and foreign subsidiary tax expense.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of income tax expense is as follows (in thousands):

	2006	2005	2004

Total income tax expense from continuing operations	$431	$47	$12
Total income tax expense from discontinued operations	—	58	—

Total income tax expense	$431	$105	$12

The tax effects of temporary differences and carryforwards that give rise to significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Accrued expenses	$832	$947
Bad debt allowance	734	494
Inventory adjustments	1,759	1,311
Net operating loss carryforwards	7,892	10,185
Capital loss carryforwards	5,521	5,445
Property, plant, and equipment	391	—
Tax credit carryforwards	1,216	706
Other items, net	158	—

	18,503	19,088
Less valuation allowance	(16,972)	(15,962)

Total deferred tax assets	1,531	3,126

Deferred tax liabilities:
Property, plant, and equipment	—	1,495
Specifically identifiable intangible assets	1,630	1,671

Total deferred tax liabilities	1,630	3,166

Net deferred tax liabilities	$(99)	$(40)

Utilization of net operating loss carryforwards and tax credit carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Deferred tax assets of foreign jurisdictions comprised $2.1 million and $1.7 million at December 31, 2006 and 2005, respectively. Deferred tax liabilities of foreign jurisdictions were zero at December 31, 2006 and 2005.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation from the United States statutory income tax rate of 34% to the effective income tax rate is as follows (in thousands):

	2006	2005	2004

Tax at the statutory rate	$359	$1,313	$(775)
Research and development tax credit	(353)	(192)	(100)
Change in reserve for tax uncertainties	200	(125)	—
Nondeductible expenses and other permanent differences	74	259	123
Foreign tax greater (less) than U.S. statutory rate	9	27	(5)
Increase (decrease) in valuation allowance	118	(1,362)	1,085
State taxes, net of federal impact	26	86	(186)
Other	(2)	99	(130)

Income tax expense	$431	$105	$12

The increase in the valuation allowance for 2006 in the above rate reconciliation is different than the change in the absolute dollar amount of the valuation allowance because of the impact of certain changes in temporary differences that were offset by a corresponding change in the valuation allowance and a change in the foreign exchange rate between December 31, 2005 and December 31, 2006 that we apply to our deferred tax assets related to our foreign subsidiaries.

At December 31, 2006 we had U.S. and international net operating loss carryforwards of approximately $22.1 million. Approximately $16.1 million of these loss carryforwards relate to the United States, and approximately $4.6 million relate to the U.K. Approximately $1.4 million of these loss carryforwards relate to our discontinued operation in France, which we believe we will not be able to realize. These carryforwards generally begin expiring in 2024.

We have provided a valuation allowance on the net deferred tax assets. Due to our history of operating losses, we have determined it is more likely than not that they will not be fully realized since the utilization of our deferred tax assets depends on future profits, which are not assured.

(9)  Debt and Liquidity

On August 29, 2005, a credit facility was completed providing a $69.5 million secured loan facility and a $14.8 million senior subordinated note payable. The senior secured loan facility consists of a $40.0 million revolving loan, a $15.0 million Term Loan A, and a $14.5 million Term Loan B. In connection with the senior subordinated note, the Company issued 51,547 shares of common stock to the subordinated lender at a per share price of $14.55. The Company deferred $3.6 million of financing fees associated with this debt issuance. Of the deferred financing fees, $0.9 million was paid to an affiliate of Sun Capital, a related party, as part of this transaction.

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

On February 14, 2007, the Company was not in compliance with all financial covenants set forth in the Credit Agreement for the period ending December 31, 2006. On March 5, 2007, the Company entered into a Forbearance and Consent Agreement, whereby the Lenders agreed to forbear from exercising certain of their rights and remedies with respect to certain events of default under the previous Credit Agreement dated August 29, 2005 and consented to the Martin Audio, Ltd. acquisition. The Company completed a debt

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

refinancing during March 2007, which replaced the August 29, 2005 credit facility, including the short-term borrowings and long-term debt described below. This transaction and the impact to our liquidity are explained in more detail in Note 17.

(a)	Short-Term Borrowings

At December 31, 2006 and 2005, the outstanding balance on our line of credit was $14.2 million and $9.6 million, respectively. At December 31, 2006, we had the ability to borrow an additional $11.8 million on this current line of credit. We were unable to borrow on our line of credit from the February 14, 2007 noncompliance notice, until we executed the Forbearance and Consent Agreement on March 5, 2006. At March 29, 2007, the outstanding balance on our line of credit was $26.1 million, and we had the ability to borrow an additional $8.6 million on this current line of credit. Under the revolving line of credit, the Company can borrow up to $40.0 million, subject to certain restrictions, including available borrowing capacity. Interest is due monthly or at the end of a LIBOR period (but in such case no greater than 3 months) and is based on Bloomberg’s prime rate or LIBOR, both plus a specified margin. Under the terms of the line of credit and subordinated loan agreements, we are required to maintain certain financial ratios, such as measuring our EBITDA to our total debt and senior debt, and maintaining a certain fixed charge coverage ratio. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit.

The weighted average interest rate on total short-term borrowings was 8.66% and 8.77% at December 31, 2006 and 2005, respectively.

(b)	Long-Term Debt

Long-term debt consisted of the following at December 31 (in thousands):

	2006	2005

Term Loan A	$12,500	$15,000
Term Loan B	14,355	14,500
Subordinated note payable	14,750	14,750

	41,605	44,250
Less current portion	(1,500)	(3,306)

	$40,105	$40,944

Principal payments on the $29.5 million Term Loan A and Term Loan B, under the Credit Agreement, are paid quarterly. The term loans bear interest at the Bloomberg’s prime rate or LIBOR, both plus a specified margin. This rate for Term Loan A was 8.85% and Term Loan B was 9.35% at December 31, 2006. Interest is due monthly on each term loan. The final Term Loan A principal payment is due August 29, 2010. The final Term Loan B principal payment is due August 29, 2011. The term loans and the line of credit are both secured by substantially all of the assets of the Company and its subsidiaries, and are both senior to other long-term debt. The $14.8 million in senior subordinated notes issued is subordinate to all amounts due under the Credit Agreement and to any refinancing thereof. Interest accrues on the senior subordinated notes at a rate of 14% and is due quarterly. Of the 14% interest rate, up to two percent may be added to principal on each interest payment date. The principal under the Senior Subordinated Note Agreements is due February 29, 2012.

In addition, we have a future commitment to pay the former owners of St. Louis Music $3.1 million plus interest of 3%. As of December 31, 2006, the outstanding balance on the commitment to pay is $3.1 million. This commitment was paid in March 2007.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate annual principal payments of long-term debt are stated below (in thousands):

2007	$1,500
2008	4,701
2009	3,770
2010	6,553
2011	10,331
2012	14,750

Total long-term debt	$41,605

The Company completed a debt refinancing during March 2007. As such, the guidance of SFAS 6, Classification of Short-Term Obligations Expected to Be Refinanced, was applied to exclude from current liabilities the current portion of the debt at December 31, 2006 that was re-financed on a long-term basis due to this transaction. This transaction and the impact to our liquidity are explained in more detail in Note 17.

(10)  Related-Party Transactions

We have a management agreement with Sun Mackie, an affiliate of Sun Capital Partners, Inc., a private investment firm, to pay the greater of $0.4 million or 6% of EBITDA, as defined, up to $1.0 million, per year to an affiliate of Sun Mackie. During 2006, 2005 and 2004, we recorded expenses of approximately $1.1 million, $1.2 million and $0.4 million, respectively, under this agreement. Of the $1.1 million of management fees expensed during 2006, $1.0 million relates to the 2006 EBITDA calculation and $0.1 million is miscellaneous expenses incurred by Sun Capital Partners Management, LLC. Of the $1.2 million of management fees expensed during 2005, $1.0 million relates to the 2005 EBITDA calculation, $0.1 million is a result of a correction to the management fee owed for the 2004 EBITDA calculation, and the remaining amount is miscellaneous expense incurred by Sun Capital Partners Management, LLC.

(11)  Employee Benefit Plans

We currently have qualified profit-sharing plans under the provisions of Internal Revenue Code Section 401(k) for all U.S. based employees meeting the eligibility requirements. Contributions are based on a matching formula as defined in each of the plans. Additional contributions may be made at the discretion of the board of directors. Contributions to the respective plans vest ratably over a 5-year period. Contributions to the plan were $0.4 million in 2006, and $0.4 million in 2005. The Company made no contribution to the plan in 2004.

(12)  Shareholders’ Equity

In August 2004, we executed an Exchange Agreement whereby we exchanged our entire debt to Sun Mackie, an affiliate of Sun Capital Partners, Inc., a private investment firm, for 496,031 shares of common stock valued at $9.75 per share. We recognized a loss on early extinguishment of debt with this transaction of $0.5 million representing the difference in the carrying value of the debt and the fair value of the common stock issued. The warrants to purchase 240,000 shares of common stock were still outstanding after this transaction.

In February 2003, as part of a separation agreement with a former founder and director, we repriced options to purchase 66,000 shares with an average exercise price of $31.35 to a new exercise price of $5.10 in exchange for a non-compete agreement valued at $285,000.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock option activity for the three-year period ended December 31, 2006 (in thousands):

	Shares	Weighted
	Subject	Average
	to Exercise	Exercise Price

Options outstanding at December 31, 2003	817	$18.35
Granted	25	11.00
Canceled	(94)	20.80
Exercised	(10)	0.05

Options outstanding at December 31, 2004	738	18.05
Granted	79	14.85
Canceled	(180)	27.00
Exercised	(8)	1.52

Options outstanding at December 31, 2005	629	15.27
Granted	3	15.00
Canceled	(61)	19.79
Exercised	(9)	5.10

Options outstanding at December 31, 2006	562	$14.94

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $0.1 million and $0, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the quarter, which was $15.05 per share as of December 29, 2006, and the exercise price multiplied by the number of applicable options. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $0.1 million, $0.1 million and $0.1 million, respectively.

At December 31, 2006, 2005, and 2004 a total of 453,000, 406,000 and 512,000 options were exercisable, respectively. The weighted average exercise price of these options was $17.38, $18.65, and $22.75, respectively.

The following table summarizes information about options outstanding and exercisable at December 31, 2006 (in thousands):

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	(Years)	Price	Exercisable	Price

$5.10-8.85	281	5.5	5.27	219	5.26
$11.30-23.75	104	6.6	16.48	57	18.31
$25.30-32.50	153	2.0	28.64	153	28.64
$33.44-43.75	24	2.1	34.06	24	34.06

	562	4.6	$14.94	453	$17.38

The fair value of options granted during 2006 was $11.09, while the weighted average fair value of options granted during 2005 and 2004 was $10.27 and $8.61, respectively.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004

Expected dividend yield	0%	0%	0%
Weighted average risk-free interest rate	5.0%	4.0%	3.1%
Expected volatility	80.0%	85.0%	90.0%
Expected lives (in years)	6.5	5.0	5.0

For 2006, the expected life for each award granted was calculated using the simplified method as described in SAB No. 107. During 2005 and 2004, the expected life for each award granted was calculated based on the facts and circumstances available. Expected volatility is based on the historical volatility of LOUD common stock. The risk free interest rate is based on the constant maturity U.S. Treasury rate with a remaining term equal to the expected life. Compensation expense recorded includes estimates of the ultimate number of options that are expected to vest.

The Company has total compensation cost related to nonvested awards not yet recognized of approximately $0.9 million with the weighted average period over which it is expected to be recognized of 1.5 years.

(13)  Commitments and Contingencies

(a)	Commitments

The Company leases facilities under various operating leases expiring through December 2011. Future minimum rental payments under facility leases at December 31, 2006, are as follows (in thousands):

2007	$2,276
2008	1,648
2009	1,298
2010	1,189
2011	955

Total rent expense for 2006, 2005, and 2004 was $2.0 million, $2.4 million, and $2.1 million, respectively.

(b)	Contingencies

In November 2005, LOUD Technologies Inc. and its subsidiary, St. Louis Music, Inc., were named as defendants in a lawsuit in the United States District Court, Southern District of Florida. The lawsuit, filed by Ace Pro Sound and Recordings and served upon the Company, alleges individual and class action claims against LOUD, as well as other, unrelated defendants. The claims include civil conspiracy, tortious interference, violation of Florida’s state and the Federal Racketeering Influenced and Corrupt Organization Act as well as Section 1 and Section 2 Sherman Act antitrust claims. LOUD has filed a motion to dismiss this case. We are also involved in various legal proceedings and claims that arise in the ordinary course of business.

We believe that these matters, as well as with the Ace Pro Sound and Recordings lawsuit, will not have a material adverse impact on our financial position, liquidity or results of operations.

(14)  Geographic Information

As of December 31, 2006, our major operations outside the United States include a sales and support office in the United Kingdom. Certain geographic information for continuing operations for the three years

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2006 is presented in the table that follows. Sales between affiliated entities are excluded from these amounts. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. The profit on transfers between geographic areas is not recognized until sales are made to nonaffiliated customers.

Sales to customers outside of the United States approximated 34%, 37%, and 42% of net sales in 2006, 2005, and 2004, respectively. Net Sales by geographic location are as follows (in thousands):

	2006	2005	2004

Net sales:
U.S.	$141,711	$128,681	$71,590
Europe	25,886	25,117	27,140
Rest of the World	47,436	50,530	24,546

	$215,033	$204,328	$123,276

As of December 31, 2006 we had inventory and receivables (gross) in foreign locations as follows (in thousands):

	2006	2005

Gross Receivables
U.S.	$15,941	$18,897
Europe	8,676	5,201
Rest of the World	3,871	6,350

	$28,488	$30,448

Inventory
U.S.	$35,019	$33,795
Rest of the World	19,825	5,495

	$54,844	$39,290

(15)  Quarterly Financial Data (Unaudited)

(In thousands, except per share data, prior periods adjusted for 1-for-5 reverse stock split)

	2006
	First	Second	Third	Fourth

Net sales	$58,564	$53,547	$53,445	$49,477
Gross profit	19,629	17,776	18,203	15,844
Net income (loss)	(595)	320	1,448	(548)
Basic net income (loss) per share	(0.12)	0.07	0.30	(0.11)
Diluted net income (loss) per share	(0.12)	0.06	0.29	(0.11)

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	First	Second	Third	Fourth

Net sales	$39,945	$54,290	$53,987	$56,106
Gross profit	13,335	15,648	18,206	18,135
Net income (loss)	3,323	(1,690)	379	1,745
Basic net income (loss) per share	0.71	(0.36)	0.08	0.36
Diluted net income (loss) per share	0.68	(0.36)	0.08	0.35

Net sales for the three months ended June 30, 2005 increased to $54.3 million from $39.9 million in the three months ended March 31, 2005, primarily due to the inclusion of a full quarter of revenues from historical St. Louis Music brands during the second quarter of 2005.

(16)  Business Combinations

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc., a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products. The Company believes the acquisition of St. Louis Music, Inc. will further diversify the Company’s product offerings to help acquire, retain and extend relationships with customers. Our total purchase price was approximately $43.7 million, consisting of $33.7 million in cash; a commitment to pay $3.0 million plus interest in two years, the present value of which as of the acquisition date was $2.8 million; 79,358 shares of the Company’s common stock; assumed liabilities of $4.4 million and transaction costs of $1.6 million. The $3.0 million future commitment plus accrued interest is secured by a standby letter of credit issued in September 2005. The St. Louis Music, Inc. acquisition was conducted through SLM Merger Corp., an indirect wholly owned subsidiary of the Company. Included in the Company’s results of operations are the operations herein of St. Louis Music for the period March 5 through December 31, 2005.

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

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of the entire $2.2 million of goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma information represents the results of operations for LOUD and St. Louis Music, Inc. for the year ended December 31, 2005, as if the acquisition had been consummated as of the beginning of the period presented. Included in the St. Louis Music net loss for the year ended December 31, 2005 are $2.1 million of St. Louis Music’s transaction expenses that relate to the sale of the business that are nonrecurring in nature. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share data):

UNAUDITED PRO FORMA CONDENSED COMBINED

Statement of Operations Data

2005
Pro Forma

Net sales	$220,916
Gross profit	69,677
Net income (loss)	2,277
Basic net income (loss) per share	$0.50

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

(17)  Subsequent Events

On March 30, 2007, we closed on a new $112 million senior secured credit facility. The $112 million senior secured credit facility consists of a $10.0 million revolving loan, a $20.0 million Term Loan A, a $40.0 million US Term Loan B, a $30.0 million UK Term Loan B, and a $12.0 million Term Loan C.

The $102.0 million term loans under the $112 million senior secured credit facility have quarterly principal payments. Term Loan A bears interest at the Chase Manhattan Bank’s prime rate plus 0.5% or LIBOR plus 3.0%. Term Loans B bear interest at the Chase Manhattan Bank’s prime rate plus 2.6% or LIBOR plus 4.85%. Term Loan C bears interest at the Chase Manhattan Bank’s prime rate plus 4.5% or LIBOR plus 7.0%. Interest is due quarterly on each term loan. Under the revolving line of credit, the Company can borrow up to $10.0 million, subject to certain restrictions. Interest is due quarterly and is based on Chase Manhattan Bank’s prime rate plus 0.5% or LIBOR plus 3.0%. The $112 million senior secured credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

Aggregate annual principal payments of long-term debt are stated below (in thousands):

2007	$1,500
2008	3,000
2009	3,000
2010	3,000
2011	3,000
2012	88,500

Total long-term debt	$102,000

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $10.0 million revolver under the $112 million senior secured credit facility replaces the revolver under the August 29, 2005 credit facility, which had a balance of $14.2 million as of December 31, 2006.

Financing costs associated with debt financing are deferred and amortized over the term of the debt, which is five years for the $112 million senior secured credit facility. The amortization method is straight line for the revolver and the effective interest method for the term loans. During March 2007, we wrote off the remaining unamortized balance of $2.5 million in deferred financing costs related to the August 29, 2005 credit facility.

Expected future amortization expense related to deferred financing costs is as follows (in thousands):

Year ending December 31:
2007	586
2008	742
2009	779
2010	819
2011	864
2012	210

On April 11, 2007 we acquired all of the outstanding capital stock of Martin Audio, Ltd. (“Martin”), a UK based manufacturer of loudspeakers and related equipment. The purchase price was $33.6 million, plus the assumption of $3.8 million in debt, for a total consideration of $37.4 million. Shortly after closing we liquidated the debt associated with the transaction. For the twelve months ended December 31, 2006, Martin Audio had $28.2 million in net sales. The acquisition of Martin Audio adds another premiere brand to our growing portfolio of brands. In addition, Martin Audio provides us with additional geographic and channel diversification.

LOUD was not in compliance with the Credit Agreement at February 14, 2007, since it did not meet the financial covenants set forth in the Credit Agreement for the period ending December 31, 2006. On March 5, 2007, the Company entered into a Forbearance and Consent Agreement, whereby the Lenders agreed to forbear from exercising certain of their rights and remedies with respect to certain events of default under the previous Credit Agreement dated August 29, 2005 and consented to the Martin Audio, Ltd. acquisition. The Forbearance Agreement covered the period commencing on March 5, 2007 and ending on March 30, 2007, when we closed on a new $112 million senior secured credit facility.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of December 31, 2006, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of December 31, 2006, were effective in timely alerting them to material information regarding the Company that is required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Part III (Items 10 - 14) will be included in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

Page
Number

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2006
Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2006
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006
Notes to Consolidated Financial Statements
Refinancing loan agreement with Ableco Finance LLC, dated March 30, 2007
Refinancing security agreement dated March 30, 2007, from Ableco Finance LLC
Refinancing side letter dated April 10, 2007, from Ableco Finance LLC
Share Purchase Agreement relating to the sale and purchase of the entire issued share capital of Martin Audio Limited, dated March 6, 2007

All financial statement schedules are omitted since the required information is not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits: See Index to Exhibits on Page 51.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUD TECHNOLOGIES INC.

By:	/s/ James T. Engen
James T. Engen
Chairman, President, Chief Executive Officer and Director

Date: April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2003.

Signature	Title

/s/ James T. Engen James T. Engen	Chairman, President, Chief Executive Officer and Director

/s/ Timothy P. O’Neil Timothy P. O’Neil	Chief Financial Officer, Senior Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Kevin Calhoun Kevin Calhoun	Director and Vice President

/s/ Clarence E. Terry Clarence E. Terry	Director and Vice President

/s/ R. Lynn Skillen R. Lynn Skillen	Director and Vice President

/s/ Case Kuehn Case Kuehn	Director and Vice President

/s/ Jason H. Neimark Jason H. Neimark	Director and Vice President

/s/ T. Scott King T. Scott King	Director and Vice President

/s/ Jon W. Gacek Jon W. Gacek	Director

/s/ George Rea George Rea	Director

/s/ C. Daryl Hollis C. Daryl Hollis	Director

INDEX TO EXHIBITS

Exhibits	Description

2.1	Stock Purchase Agreement, dated as of January 16, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated January 16, 2003.
2.2	First Amendment to Stock Purchase Agreement, dated as of February 7, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 21, 2003.
2.3	Second Amendment to Stock Purchase Agreement, dated as of February 13, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K dated February 21, 2003.
2.4	Third Amendment to Stock Purchase Agreement, dated as of February 21, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K dated February 21, 2003.
2.5	Management Services Agreement, dated as of February 21, 2003 by and between Mackie Designs Inc. and Sun Capital Partners Management, LLC. Incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K dated February 21, 2003.
2.6	Post-Closing Funding Agreement, dated as of February 21, 2003, by and between Mackie Designs Inc. and Sun Mackie, LLC. Incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K dated February 21, 2003.
2.7	Agreement by and among LOUD Technologies Inc., Mackie Designs (Netherlands) B.V. and Knight Italia S.p.A. Incorporated by reference to Exhibit 2.8 to Current Report on Form 8-K dated December 10, 2003.
2.8	Irrevocable Offer Letter from Knight Italia S.p.A. Incorporated by reference to Exhibit 2.9 to Current Report on Form 8-K dated December 10, 2003.
2.9	Irrevocable Offer Letter from LOUD Technologies Inc. Incorporated by reference to Exhibit 2.10 to Current Report on Form 8-K dated December 10, 2003.
2.10	Concordato Preventivo Petition dated as of December 6, 2003, by Mackie Designs (Italy) S.p.A. Incorporated by reference to Exhibit 2.11 to Current Report on Form 8-K dated December 10, 2003.

Exhibits	Description

2.11	Acquisition Agreement dated March 4, 2005 by and among SLM Merger Corp., SLM Holding Corp., LOUD Technologies Inc. and St. Louis Music, Inc. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated March 7, 2005.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.
3.2	Articles of Amendment to Article of Incorporation. Incorporated by reference to Exhibit 3.1.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
3.3	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to Annual Report as Form 10-K for the fiscal year ended December 31, 2002.
4.1	See Articles II, III, IV, IX, X and XI of Exhibit 3.1 and Articles I, V, VI and VII of Exhibit 3.2 confirming the rights of the holders of Common Stock.
10.1	Mackie Designs Inc. Third Amended and Restated 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.2	Mackie Designs Inc. 2003 Stock Option Plan. Incorporated by reference to Exhibit 10.1.1 to Registration Statement filed under the Securities Act of 1933 on Form S-8 dated July 15, 2003.
10.3	Industrial Lease, dated December 15, 1994, by and between Mackie Holdings, L.L.C. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.3 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.
10.4	Amendment to Industrial Lease dated December 12, 2001 by and between Mackie Holdings, L.L.C. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.2.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.5	Industrial Real Estate Lease dated April 28, 1995, by and between Woodinville II LLC, successor in interest to Intrawest Properties Partnership U.S. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.4 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.
10.6	Mackie Designs Inc. 401(k) Profit Sharing Plan dated December 20, 1993. Incorporated by reference to Exhibit 10.15 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.
10.7	Loan and Security Agreement, dated March 31, 2003, by and among Mackie Designs Inc. and Mackie Designs UK Plc, as borrowers, Mackie Designs Manufacturing, Inc., SIA Software Company, Inc. and Mackie Investment Co., as guarantors, and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions named from time to time as parties thereto as lenders. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 31, 2003.
10.8	Amendment No. 2 and Waiver to Loan and Security Agreement, dated April 16, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.5.1 to Annual Report on Form 10-K for fiscal year ended December 31, 2003.
10.9	Amendment No. 3 and Waiver to Loan and Security Agreement, dated August 3, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.5.2 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

Exhibits	Description

10.10	Amendment No. 4 and Waiver to Loan and Security Agreement, dated October 25, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.5.3 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.
10.11	Term Promissory Note, dated March 31, 2003, made by Mackie Designs Inc. to the order of Congress Financial Corporation in the principal amount of $2,500,000. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 31, 2003.
10.12	Pledge and Security Agreement, dated March 31, 2003, made by Mackie Designs Inc. to and in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated March 31, 2003.
10.13	Patent Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated March 31, 2003.
10.14	Copyright Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions, which are parties thereto as lenders. Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated March 31, 2003.
10.15	Trademark Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions, which are parties thereto as lenders. Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated March 31, 2003.
10.16	Guarantee, dated March 31, 2003, made by Mackie Designs Manufacturing, Inc., SIA Software Company, Inc. and Mackie Investment Co. for and on behalf of Mackie Designs Inc. in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions which are parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K dated March 31, 2003.
10.17	Guarantee, dated March 31, 2003, made by Mackie Designs Inc., Mackie Designs Manufacturing, Inc., SIA Software Company, Inc. and Mackie Investment Co. for and on behalf of Mackie Designs UK Plc in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions which are parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated March 31, 2003.
10.18	Second Amended and Restated Subordination Credit Agreement, dated March 31, 2003, between and among U.S. Bank National Association, as lender, Mackie Designs Inc., as borrower, and Mackie Designs Manufacturing, Inc., SIA Software Company, Inc., and Mackie Investment Co., as guarantors. Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated March 31, 2003.
10.19	Intercreditor and Subordination Agreement, dated March 31, 2003, by and among Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions from time to time party to the Senior Loan Agreement as lenders, and U.S. Bank National Association. Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated March 31, 2003.
10.20	Stock Purchase Warrant, dated March 31, 2003, issued by Mackie Designs Inc. to Sun Mackie, LLC for the right to purchase 1,179,429 shares of common stock. Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K dated March 31, 2003.

Exhibits		Description

10.21		Subordinated Promissory Note, dated March 31, 2003, made by Mackie Designs Inc. to the order of Sun Mackie, LLC in the principal amount of $3,931,429. Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K dated March 31, 2003.
10.22		Loan Agreement dated October 21, 1999 between James T. Engen and Mackie Designs, Inc. in the amount of $250,000. Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.23		Exchange Agreement dated August 3, 2004, among LOUD Technologies Inc., Sun Mackie, LLC, Randolph Street Partners V, and H.I.G. Partners, Inc. Incorporated by reference to Exhibit 10.19 to current Report on Form 8-K dated August 3, 2004.
10.24		Credit Agreement, dated August 29, 2005, among Loud Technologies, Inc., St. Louis Music, Inc., the financial institutions of other entities from time to time parties thereto, each as a Lender, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and ING CAPITAL LLC, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 29, 2005.
10.25		Securities Purchase Agreement, dated August 29, 2005, among Loud Technologies, Inc., St. Louis Music, Inc., the other guarantors from time to time party thereto, and OCM Mezzanine Fund, L.P. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated August 29, 2005.
10.26		Subordination Agreement, dated August 29, 2005, among Loud Technologies, Inc., St. Louis Music, Inc., and certain of their subsidiaries, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, and OCM Mezzanine Fund, L.P. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated August 29, 2005.
10.27		Commercial Lease dated December 20, 2001, by and between Eugene M. Kornblum, Trustee of The Eugene M. Kornblum Trust Agreement Dated July 18, 1997, as to an undivided 25% interest as tenants in common; Helen H. Kornblum, Trustee of The Helen H. Kornblum Trust Agreement Dated July 11, 1997, as to an undivided 25% interest as tenants in common; and Carole A. Simon and Robert S. Simon, Trustees of The Carole A. Simon and Robert S. Simon Revocable Trust U/T/A dated November 27, 1991, as to an undivided 50% interest as tenants in common, as landlord, and St. Louis Music, Inc. as tenant. Incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
10.28		Lease dated November 8, 2000, as amended to date, by and between Cornerstone Industrial Fund I, L.L.C., as landlord, and Loud Technologies Inc., as tenant. Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
*10	.29	Refinancing loan agreement dated March 30, 2007, from Ableco Finance LLC.
*10	.30	Refinancing security agreement dated March 30, 2007, from Ableco Finance LLC.
*10	.31	Refinancing side letter dated April 10, 2007, from Ableco Finance LLC.
*10	.32	Share Purchase Agreement by and between Grace Acquisition Co Limited, LOUD Technologies, Inc., Vendors set forth in Part 1 of Schedule 1 to the Share Purchase Agreement and persons set forth in Part 2 of Schedule 1 to the Share Purchase Agreement, dated March 6, 2007.
*21	.1	Subsidiaries of LOUD Technologies Inc.
*23	.1	Consent of KPMG LLP,-Independent Registered Public Accounting Firm.
*31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith