Form 10-Q
period 2007-03-31
LOUD TECHNOLOGIES INC
filed 2007-05-25
CIK 946815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value Class	4,618,942 Number of Shares Outstanding (as of April 30, 2007)

LOUD TECHNOLOGIES INC.
FORM 10-Q
For the quarter ended March 31, 2007

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,538	$311
Accounts receivable, net of allowances of $2,016 and $2,258, respectively	26,797	26,230
Inventories	46,681	54,844
Prepaid expenses and other current assets	2,222	1,504

Total current assets	80,238	82,889

Property, plant and equipment, net	5,661	6,543
Goodwill	2,248	2,248
Other intangible assets, net	11,163	11,367
Deferred financing costs	2,946	2,692
Other assets	1,495	17

Total assets	$103,751	$105,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$14,210
Accounts payable	16,061	23,023
Accrued liabilities	9,739	11,193
Taxes payable	1,387	1,559
Current portion of long-term debt	1,964	1,500
Current portion of payable to former Italian subsidiary	—	700
Other current liabilities	—	3,162

Total current liabilities	29,151	55,347

Long-term debt, excluding current portion	70,036	40,105
Deferred tax liabilities	112	99

Total liabilities	99,299	95,551

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 4,598,942 and 4,575,022 at March 31, 2007 and December 31, 2006, respectively	41,493	41,281

Accumulated deficit	(37,041)	(31,076)

Total shareholders’ equity	4,452	10,205

Total liabilities and shareholders’ equity	$103,751	$105,756

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per share data)

	Three months ended
	March 31,
	2007	2006
Net sales	$50,953	$58,564
Cost of sales	37,348	38,935

Gross profit	13,605	19,629

Operating expenses:
Selling, general and administrative	11,501	14,760
Research and development	2,801	3,256
Restructuring costs	1,018	150
Total operating expenses	15,320	18,166

Operating income (loss)	(1,715)	1,463

Other income (expense):
Interest income	—	86
Interest expense	(1,850)	(1,644)
Management fee	(161)	(262)
Other	(2,205)	(178)

Total other expense	(4,216)	(1,998)

Net loss before income taxes	(5,931)	(535)

Provision for income taxes	34	60

Net loss	$(5,965)	$(595)

Basic and diluted net loss per share	$(1.24)	$(0.12)

Shares used in computing basic and diluted net loss per share	4,827	4,806

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2007	2006
Operating activities
Net loss	$(5,965)	$(595)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,016	1,126
Amortization and write-offs of deferred financing costs	2,692	172
Gain on asset dispositions	(464)	—
Stock based compensation	90	134
Changes in operating assets and liabilities:
Accounts receivable	(567)	(2,624)
Inventories	8,163	(93)
Prepaid expenses and other current assets	(718)	350
Other assets	(1,478)	—
Accounts payable, accrued liabilities and payable to former Italian subsidiary	(9,116)	1,073
Taxes payable	(159)	(6)
Other liabilities	19	52

Net cash used in operating activities	(6,487)	(411)

Investing activities
Purchases of property, plant and equipment	(604)	(688)
Proceeds from the sale of property, plant and equipment	1,138	—
Acquisition of St. Louis Music, Inc., including transaction fees paid	(3,181)	—

Net cash used in investing activities	(2,647)	(688)

Financing activities
Payments on long-term debt	(41,605)	(1,322)
Issuance of long-term debt	72,000	—
Net proceeds (payments) on bank line of credit and short-term borrowings	(14,210)	2,970
Financing costs associated with debt issuance	(2,946)	—
Net proceeds from stock sales through exercise of stock options	122	—

Net cash provided by financing activities	13,361	1,648

Increase in cash and cash equivalents	4,227	549

Cash and cash equivalents at beginning of period	311	468

Cash and cash equivalents at end of period	$4,538	$1,017

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2007
(Unaudited)
(In thousands)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2006	4,575	$41,281	$(31,076)	$10,205
Stock based compensation	—	90	—	90
Exercise of stock options	24	122	—	122
Net loss	—	—	(5,965)	(5,965)

Balance at March 31, 2007	4,599	$41,493	$(37,041)	$4,452

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
1. Description of Business
LOUD Technologies Inc. (“LOUD” or the “Company”) was founded in 1988. The Company was incorporated in Washington under the name Mackie Designs Inc., and subsequently changed its name to LOUD Technologies Inc. on September 13, 2003. LOUD is one of the world’s largest dedicated professional audio and music products companies. As the corporate parent for world-recognized brands Alvarez®, Ampeg®, Crate®, EAW®, Knilling®, Mackie®, SIA® and TAPCO® , LOUD engineers, manufactures, markets and distributes a wide range of professional audio and musical instrument products worldwide. Additionally, LOUD is a distributor of branded professional audio and music accessories through its St. Louis Music catalog.
LOUD’s product lines include sound reinforcement speakers, analog mixers, guitar and bass amplifiers, professional loudspeaker systems, and branded musical instruments. These products can be found in professional and project recording studios, video and broadcast suites, post-production facilities, sound reinforcement applications including churches and nightclubs, retail locations, and on major musical concert tours. The Company distributes its products primarily through retail dealers, mail order outlets and installed sound contractors. The Company has its primary operations in the United States with smaller operations in the United Kingdom, Canada, China and Japan.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LOUD in accordance with U.S. generally accepted accounting principles for interim financial statements and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In management’s opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of future financial results.
Stock Based Compensation
The Company recorded stock based compensation expense during the three-month period ended March 31, 2007 as follows (in thousands):

Three months ended
March 31, 2007
Cost of sales	$2
Selling, general and administrative	84
Research and development	4

Total stock based compensation	$90

The expected life for each award granted is calculated using the simplified method as described in SAB No. 107. Expected volatility is based on the historical volatility of LOUD common stock. The risk free interest rate is based on the constant maturity U.S. Treasury rate with a remaining term equal to the expected life. Compensation expense recorded includes estimates of the ultimate number of options that are expected to vest. No options were granted during the three-month period ended March 31, 2007.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allocation of purchase costs to the estimated fair value of assets acquired and liabilities assumed, the carrying amount of property and equipment and intangibles, valuation allowances for receivables, inventories, and deferred income tax assets and liabilities. Actual results may differ from those estimates.
Revenue Recognition
Revenues from sales of products, net of sales discounts, returns and allowances, are recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection of the resulting receivable is considered probable. Products are generally shipped “FOB shipping point” with no right of return. The Company does have some dealers who finance their purchases through finance companies. The Company has a manufacturer’s repurchase agreement with the finance companies and defers the revenue and related cost of goods sold of these sales at the time of the sale. The Company then recognizes the revenue and related cost of goods sold of these sales when the right of return no longer exists. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant. The Company generally warrants its products against defects in materials and workmanship for periods of between one and six years, with the exception of Alvarez Yairi guitars, which have a limited lifetime warranty. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.
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
Concentration of Credit and Supply Risk
The Company sells products on a worldwide basis and a significant portion of its accounts receivable is due from customers outside of the U.S. Where the Company is exposed to material credit risk, it generally requires letters of credit or advance payments. No individual country outside of the U.S. accounted for more than 10% of net sales from continuing operations in any of the periods presented. Sales to U.S. customers are generally on open credit terms. In the U.S., the Company primarily sells its products through third-party resellers and experiences individually significant annual sales volumes with major resellers. For the three-month periods ended March 31, 2007 and 2006, the Company had sales to one customer of $9.4 million and $9.5 million, or 18.4% and 16.2%, respectively of consolidated net sales.
Many of LOUD’s products are currently being manufactured exclusively by contract manufacturers on its behalf. For the three-month periods ended March 31, 2007 and 2006, net sales of products manufactured by one manufacturer were $17.6 million and $19.0 million, or 34.6% and 32.4%, respectively of net sales while net sales of products manufactured by another manufacturer were $6.1 million and $6.5 million, or 11.9% and 11.1%, respectively of consolidated net sales.
At March 31, 2007, the Company had approximately 527 employees of which approximately 33 were members of an organized labor union.

Recently Adopted Accounting Principles
In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, date of adoption of FIN No. 48, the Company had $1.4 million of unrecognized tax benefits, of which $1.4 million would affect the effective tax rate if recognized.
In accordance with FIN No. 48, the Company has elected to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2007, the Company is still assessing the amount of accrued interest and penalties related to uncertain tax positions, which is included as a component of the $1.4 million of unrecognized tax benefit noted above.
In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The adoption of EITF 06-3 did not result in a change to the Company’s accounting policy or have an effect on the Company’s consolidated financial statements.
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.
3. Net Loss Per Share
Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options.
As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. Stock options to purchase 515,000 and 616,000 shares in 2007 and 2006, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive.
4. Restructuring Costs
During 2006, management approved and implemented a restructuring plan. Actions primarily consisted of costs related to the consolidation of the St. Louis Music and service operations. The Company incurred approximately $1.6 million in restructuring costs during 2006, primarily representing employee severance and related costs for approximately 94 terminated employees. During 2006, the Company began implementing a plan to shift its domestic manufacturing to overseas contract manufacturers. The Company incurred approximately $1.0 million in restructuring costs during the three-month period ended March 31, 2007, primarily representing employee severance and related costs for approximately 128 terminated employees. The Company estimates there to be an additional $0.4 million of severance costs that will be incurred during the second quarter of 2007, relating to the further consolidation of the St. Louis Music operations. The Company expects to pay this amount during the remainder of 2007. The restructuring liability is summarized as follows (in thousands):

Balance at December 31, 2006	$880
New charges	1,018
Cash payments	(866)

Balance at March 31, 2007	$1,032

5. Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$2,508	$4,413
Work in process	1,021	1,428
Finished goods	43,152	49,003

	$46,681	$54,844

6. Intangible Assets
Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Developed technology	$5,470	$5,470
Customer relationships	3,080	3,080
Trademark	5,930	5,930

	14,480	14,480
Less accumulated amortization	(3,317)	(3,113)

	$11,163	$11,367

7. Financing
On March 30, 2007, the Company closed on a new $112 million senior secured credit facility. The $112 million senior secured credit facility consists of a $10.0 million revolving loan, a $20.0 million Term Loan A, a $40.0 million US Term Loan B, a $30.0 million UK Term Loan B, and a $12.0 million Term Loan C. The Company’s obligations under the senior secured credit facility are automatically accelerated upon certain bankruptcy or insolvency events, and may be accelerated upon the occurrence of other events of default under the security agreement, such as non-payment of principal, interest or fees when due, or failure to comply with affirmative and negative covenants, subject to any applicable grace periods.
Under the terms of the senior secured credit facility, the Company is required to maintain certain financial ratios, such as a fixed charge coverage ratio and a consolidated leverage ratio. The Company is also required to meet certain EBITDA targets and adhere to certain capital expenditure limits. The Company’s first measurement date is June 30, 2007. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions.

(a) Short-term borrowings
The Company has a line of credit where it can borrow up to $10.0 million, subject to certain restrictions, including available borrowing capacity. At March 31, 2007, the line of credit was unused, and the Company had the ability to borrow up to $10.0 million. Interest is due quarterly and is based on Chase Manhattan Bank’s prime rate plus 0.5% or LIBOR plus 3.0%.
(b) Long-term debt
At March 31, 2007 and December 31, 2006, the Company’s long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Merrill Term Loan A	$—	$12,500
Merrill Term Loan B	—	14,355
Oaktree Subordinated note payable	—	14,750
Ableco Term Loan A	20,000	—
Ableco US Term Loan B	40,000	—
Ableco Term Loan C	12,000	—

	72,000	41,605
Less: current portion	(1,964)	(1,500)

Long-term portion of debt	$70,036	$40,105

The $102.0 million term loans under the $112 million senior secured credit facility have quarterly principal payments. Term Loan A bears interest at the Chase Manhattan Bank’s prime rate plus 0.5% or LIBOR plus 3.0%. Term Loans B bear interest at the Chase Manhattan Bank’s prime rate plus 2.6% or LIBOR plus 4.85%. Term Loan C bears interest at the Chase Manhattan Bank’s prime rate plus 4.5% or LIBOR plus 7.0%. In addition, Term Loan C bears additional paid in kind interest of 3.5%, added to the principal balance of Term Loan C on a monthly basis. Interest is due quarterly on each term loan. As of March 31, 2007, the UK Term Loan B was unfunded. On April 10, 2007, in connection with the Martin Audio, Ltd. acquisition, the UK Term Loan B was funded. The $112 million senior secured credit facility is secured by substantially all of the assets of the Company and its subsidiaries.
8. Guarantees
In the ordinary course of business, the Company is not subject to any significant obligations under guarantees that fall within the scope of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others except for standard indemnification and warranty provisions and give rise only to the disclosure requirements prescribed by FIN No. 45.
Indemnification and warranty provisions contained within the Company’s sales agreements are generally consistent with those prevalent in its industry. The duration of product warranties is generally one to six years following delivery of products, with the exception of the Company’s Alvarez and Alvarez Yairi guitars, which have a limited lifetime warranty.
The warranty liability is summarized as follows (in thousands):

	Three months ended March 31,
	2007	2006
Balance, beginning of period	$1,160	$980
Charged to cost of sales	660	713
Applied to liability	(930)	(703)

Balance, end of period	$890	$990

9. Commitments and Contingencies
In November 2005, the Company, its subsidiary, St. Louis Music, Inc., and other companies were named as defendants in a lawsuit in the United States District Court, Southern District of Florida. The plaintiff, Ace Pro Sound and Recordings, claims that a leading US retailer of musical products gave notice to the Company and six other defendants that it would no longer trade with plaintiff and that the seven defendants then refused to trade with plaintiff in violation of federal antitrust laws. Other claims are also made against the Company and St. Louis Music based upon the same assertions. The Company believes that the plaintiff misunderstands certain actions taken by the Company and that its actions were proper and lawful. The case is in an early stage, with discovery yet to begin. The Company has denied any liability and intends to vigorously defend the action.
The Company is also involved in various legal proceedings and claims that arise in the ordinary course of business.
10. Subsequent Events
On April 11, 2007 the Company acquired all of the outstanding capital stock of Martin Audio, Ltd. (“Martin”), a UK based manufacturer of loudspeakers and related equipment. The purchase price was $33.6 million, plus the assumption of $3.8 million in debt, for a total consideration of $37.4 million. Shortly after closing the Company liquidated the debt associated with the transaction. For the year ended December 31, 2006, Martin Audio had $28.2 million in net sales. The acquisition of Martin Audio adds another premiere brand to the Company’s growing portfolio of brands. In addition, Martin Audio provides the Company with additional geographic and channel diversification.
To finance this transaction, the Company used a portion of the $112 million senior secured credit facility that closed on March 30, 2007, including the funding of the $30.0 million UK Term Loan B. The $112 million senior secured credit facility is explained in more detail in Note 7.
The Company is in the process of determining the purchase price allocation to the assets and liabilities assumed based on their respective fair values.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. This discussion contains certain “forward-looking statements” within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Actual results may differ materially from those discussed herein. The cautionary statements made in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K may apply to all forward-looking statements wherever they appear. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning.
Overview
LOUD Technologies Inc. was founded in 1988 and incorporated in Washington under the name Mackie Designs Inc., and changed its name to LOUD Technologies Inc. on September 13, 2003. LOUD is one of the world’s largest dedicated pro audio and music products companies. As the corporate parent for world-recognized brands Alvarez®, Ampeg®, Crate®, EAW®, Knilling®, Mackie®, SIA® and Tapco®, LOUD engineers, markets and distributes a wide range of professional audio and musical instrument products worldwide. Additionally, LOUD is one of the largest distributors of branded professional audio and music accessories through its SLM Marketplace catalog.
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
We performed additional review procedures on our gross profit for the three months ended March 31, 2007 to enable us to better understand the reasons for the decreased gross profit percentage. Due to the volume and complexity of the transactions related to our plant closures and issues with our standard costing, the additional review took longer than we anticipated, and resulted in the delay in filing our 10-Q.
We believe there have been no additional significant changes in our critical accounting policies during the three months ended March 31, 2007 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2006.
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
Results of Operations (in thousands)

	Three months ended
	March 31,
	2007	2006
Net sales	$50,953	$58,564
Gross profit	13,605	19,629
Selling, general and administrative	11,501	14,760
Research and development	2,801	3,256
Restructuring costs	1,018	150

Total operating expenses	15,320	18,166

Operating income (loss)	(1,715)	1,463
Other expense	(4,216)	(1,998)
Provision for income taxes	34	60

Net loss	$(5,965)	$(595)

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006
Net Income
Results of operations for the three months ended March 31, 2007, showed a net loss of approximately $6.0 million, an increase of $5.4 million from a net loss of $0.6 million for the comparable period in 2006. The operating loss for the three months ended March 31, 2007 was $1.7 million compared to operating income of $1.5 million in the comparable period in 2006. The decrease results primarily from the decrease in net sales, lower gross profit on the 2007 sales and a write-off of approximately $2.5 million of financing fees caused by the refinancing of our debt in March 2007.
Net Sales
Net sales decreased by 13.0% to $51.0 million during the three months ended March 31, 2007 from $58.6 million in the comparable period in 2006. The decline in sales compared to the prior year continues a trend that began in the second quarter of 2006. We have seen general softening in the demand for most of our product lines over the last nine months. These trends are reflective of challenges facing our major customers and the industry as a whole.
Gross Profit
Gross profit was $13.6 million, or 26.7% of net sales, in the three months ended March 31, 2007 compared to $19.6 million, or 33.5% of net sales, in the three months ended March 31, 2006. The decline in gross profit was primarily attributable to costs in 2007 associated with the closing of our domestic manufacturing plants and additional sales discounting done in 2007 to reduce the carrying balances of our inventories.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $3.3 million to $11.5 million in the three months ended March 31, 2007 from $14.8 million in the comparable period in 2006. The decrease was primarily attributable to consolidating the St. Louis Music operations, to the ongoing cost benefits of our direct sales program, and ongoing cost-cutting programs implemented in June 2006.

Research and Development
Research and development expenses decreased by $0.5 million to $2.8 million in the three months ended March 31, 2007 from $3.3 million in the comparable period in 2006. The decrease was primarily attributable to the reduction in prototype costs and salaries associated with the ongoing cost-cutting programs implemented in June 2006.
Restructuring Costs
We incurred approximately $1.0 million in restructuring costs during the three-month period ended March 31, 2007, primarily representing employee severance and related costs for approximately 128 terminated employees. We estimate there to be an additional $0.4 million of severance costs that will be incurred during the second quarter of 2007, relating to the further consolidation of the St. Louis Music operations.
Other Expense
Net other expense was $4.2 million for the three months ended March 31, 2007 as compared to $2.0 million in the comparable period last year. The increase to other expense of $2.2 million is primarily due to the refinancing of our credit facilities during March 2007. Included in the 2007 other expense was $2.5 million of unamortized fees related to the prior debt facility as a result of the refinancing of our debt facilities. This increase was partially offset by a $0.5 million gain on the sale of assets related to the domestic manufacturing plant shutdowns.
The majority of our debt has variable interest rates, and the interest expense component of other income (expense) in future quarters will be affected by changing interest rates.
Income Taxes
Income tax expense for the three months ended March 31, 2007 was $34,000 compared to $60,000 for the comparable period in 2006. The primary components of the 2007 tax are the deferred tax expense recorded as a result of the goodwill that is amortized for tax purposes only from the St. Louis Music, Inc. acquisition and foreign subsidiary tax expense.
Liquidity and Capital Resources
As of March 31, 2007, we had cash and cash equivalents of $4.5 million and total debt and short-term borrowings of $72.0 million. At March 31, 2007 we had availability of $10.0 million on our revolving line of credit.
Net Cash Used in Operating Activities
Cash used in operating activities was $6.5 million in the three months ended March 31, 2007, compared to $0.4 million for the comparable period in 2006. The net loss for the first three months of 2007 was $6.0 million that included $1.0 million in depreciation and amortization and $2.7 million in amortization of deferred financing fees. In the first three months of 2007, a decrease in accounts payable and accrued liabilities of $9.1 million used cash, which included the final settlement payment to Mackie Italy of $0.7 million, while a decrease to inventories of $8.2 million, provided cash. The net loss in the first three months of 2006 was $0.6 million that included $1.1 million in depreciation and amortization. In the first three months of 2006, an increase to receivables of $2.6 million used cash, while an increase in accounts payable and accrued liabilities of $1.1 million provided cash.
Net Cash Used in Investing Activities
Cash used in investing activities was $2.6 million for the first three months of 2007, compared to $0.7 million for the first three months of 2006. The cash used in investing activities for the first three months of 2007 primarily related to the payment of the St. Louis Music, Inc. future commitment to pay of $3.2 million, which was partially offset by the sale of property, plant and equipment of $1.1 million. The cash used in investing activities in 2006 was related to the purchase of capital expenditures.
Net Cash Provided by Financing Activities
Cash provided by financing activities was $13.4 million during the first three months of 2007, compared to $1.6 million during the first three months of 2006. Cash provided in the first three months of 2007 is primarily attributable to a new credit facility of $72.0 million consisting of a Term Loan A of $20.0 million, a Term Loan B of $40.0 million and a Term Loan C of $12.0 million. Along with this refinance, we paid off our existing credit facility of $67.2 million as of March 30, 2007, which consisted of a revolving loan facility of $26.2 million, a Term Loan A of $11.9 million, a Term Loan B of $14.3 million and a senior subordinated note for $14.8 million. We also incurred $2.9 million in deferred financing costs. Cash provided in the first three months of 2006 is primarily attributable to an increase in our borrowings from our bank line of credit of $3.0 million partially offset by payments made on our long-term debt of $1.3 million.
Ability to Stay in Compliance With Debt Covenants
Under the terms of the senior secured credit facility, we are required to maintain certain financial ratios, such as a fixed charge coverage ratio and a consolidated leverage ratio. We are also required to meet certain EBITDA targets and adhere to certain capital expenditure limits. Our first measurement date is June 30, 2007. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. For further discussion on the Company’s liquidity and debt obligations, see Item 1A. Risk Factors under Part II Other Information.
Commitments
We had the following significant contractual commitments related to operating leases for equipment facilities at March 31, 2007. In addition, we had significant obligations related to short-term and long-term debt arrangements, excluding our accounts payable, accrued liabilities and taxes payable of $27.2 million at March 31, 2007 (in thousands):

	Payments due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years	5+ Years
Operating leases	$6,355	$1,847	$2,665	$1,843	$—
Short-term and long-term debt, including interest	108,748	7,349	17,982	17,446	65,971

Total	$115,103	$9,196	$20,647	$19,289	$65,971

Included in the debt line above is future interest expense relating to our $112 million senior secured credit facility. The amount does not include principal or interest for the $30.0 million UK Term Loan B, which was not funded as of March 31, 2007.
We also have purchase commitments that range between $29 million to $34 million that are primarily due to our contract manufacturers.
We believe we will have adequate resources to meet our material obligations as they come due through December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however, we did not have any interest rate or currency swaps or any other derivative financial instruments as of March 31, 2007.
Our $72.0 million term loans have variable interest rates. As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the quarter ended March 31, 2007, an increase in the average interest rate of 10%, i.e. from 9.06% to 9.96%, would have resulted in an approximately $108,000 decrease in net income before income taxes. To calculate the average interest rate, we used the daily balances and interest rates from the previous credits facility’s revolver and term loans. The previous credit facility was refinanced on March 30, 2007. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at March 31, 2007.
A majority of our sales are denominated in U.S. Dollars, and during the three months ended March 31, 2007 approximately 15% of our sales were denominated in foreign currencies. We ordinarily do not engage in hedging, rate swaps, or other derivatives as a means to minimize our foreign currency risk and, instead, mitigate that exposure by limiting the portion of our sales that are denominated in other than U.S. Dollars. Assuming the same level of foreign currency denominated sales as in the three months ended March 31, 2007, a 10% decline in the average exchange rates for all these currencies would have caused a decline of approximately $735,000, or 1%, of our sales.
The majority of our products are manufactured by foreign third-party contract manufacturers with the majority of the contracts denominated in U.S. Dollars. Foreign third-party manufacturing creates risks that include fluctuations in currency exchange rates that could affect the price we pay for our product. Our two largest foreign contract manufacturers’ products represented 46.5% of our net sales for the three months ended March 31, 2007. A 10% increase to the cost of the product sold that was manufactured by these two manufacturers would have resulted in an increase to cost of sales for the three months ended March 31, 2007 of approximately $1.2 million.
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
During management’s preparation of the Company’s financial statements as of and for the three month period ended March 31, 2007, and management’s related review of the Company’s disclosure controls and procedures for such period, management discovered an ambiguity relating to the method for computing gross margin for certain of the Company’s product lines. The determination of the appropriate allocations of expense items to the relevant products resulted in a delay in the Company’s filing of this report and, if left unaddressed, may have been considered a material weakness in the Company’s internal control over financial reporting because it would result in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. Following a review of the Company’s disclosure controls and procedures relating to the computation of gross margin, management modified its disclosure controls and procedures relating to such methodology.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In November 2005, the Company, its subsidiary, St. Louis Music, Inc., and other companies were named as defendants in a lawsuit in the United States District Court, Southern District of Florida. The plaintiff, Ace Pro Sound and Recordings, claims that a leading US retailer of musical products gave notice to the Company and six other defendants that it would no longer trade with plaintiff and that the seven defendants then refused to trade with plaintiff in violation of federal antitrust laws. Other claims are also made against the Company and St. Louis Music based upon the same assertions. The Company believes that the plaintiff misunderstands certain actions taken by the Company and that its actions were proper and lawful. The case is in an early stage, with discovery yet to begin. The Company has denied any liability and intends to vigorously defend the action.
The Company is also involved in various legal proceedings and claims that arise in the ordinary course of business.
Item 1A. Risk Factors
Information regarding risk factors appears in the first paragraph in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 10-K”) and is integrated herein by reference. There have been no material changes from the risk factors previously disclosed in the 2006 Form 10-K with the following exception:
Liquidity and Debt Obligations. The Company is highly leveraged and maintains a number of credit arrangements that are critical to its growth and to its ongoing operations. These credit agreements include certain financial covenants and ratios and require that the Company maintains adequate levels of eligible collateral to support its borrowing level. The Company’s substantial debt subjects it to numerous risks, including the following:
•	the Company will be required to use a substantial portion of its cash flow from operations to pay interest on its debt, thereby reducing cash available to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements;

•	the Company’s leverage may increase its vulnerability to general economic downturns and adverse competitive and industry conditions and may place it at a competitive disadvantage compared to those of its competitors that are less leveraged;

•	the Company’s debt service obligations may limit its flexibility to plan for, or react to, changes in its business and in the industry in which it operates; and

•	the Company’s level of debt may make it difficult for it to raise additional financing on satisfactory terms, if at all.
The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. The covenants in these credit agreements may restrict its operations. If the Company is unable to generate adequate levels of sales and operating profit, its lenders could declare the Company to be in default of its obligations. The Company believes it will maintain compliance with the terms of its credit facility and with its other financing arrangements, but if it fails to comply, there is no assurance that the lenders would grant waivers or agree to restructure the Company’s debt or that it would be able to obtain other financing. If the Company defaults on its debt, its lenders have a variety of remedies against it including accelerating all amounts so that they come due immediately and foreclosing on their security interests, which would allow the creditors to take possession of all of the Company’s assets. In such instances, if it was unable to obtain alternate financing in a very short period of time, the Company may have to suspend or discontinue its operations, liquidate its assets or take other measures that would result in a material adverse effect upon the Company’s financial condition and results of operations.
On March 30, 2007, the Company refinanced the principal balances under its senior credit facility through a structured financial transaction with Ableco Finance LLC and certain other lenders (including its controlling stockholder) for up to $112 million in the form of a senior secured credit facility (the “Financing Agreement”). The Company notified the lenders for this refinancing that it was unable to deliver the March monthly financial certificate and the blocked account deliverable as required by April 30, 2007. The lenders have extended the delivery deadlines until May 27, 2007. In addition, the parties amended the Financing Agreement as of May 24, 2007 to modify the definitions of certain terms, including but not limited to the definitions of “TTM [trailing twelve month] EBITDA” and “Fixed Charge Coverage Ratio.” These covenant amendments allowed the Company to alter the method for computing the applicable leverage covenant, allowing the Company to remain in compliance with certain aspects of the Financing Agreement. The Company agreed to pay the lenders an amendment fee of $75,000.
The Company’s credit arrangements generally accrue interest based on variable short-term interest rates ranging from 8.75% to 15.82%. Increases in the prime rate or LIBOR would increase the Company’s interest expense, which would adversely affect its profitability and cash flows.
Item 6. Exhibits
Exhibits
10.1	Ableco Waiver and Extension Letter as of May 3, 2007

10.2	Ableco Waiver and Extension Letter as of May 21, 2007

10.3	Ableco Amendment No. 1 to Financing Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUD Technologies Inc. (Registrant)
Dated: May 25, 2007	By:	/s/ James T. Engen
James T. Engen
Chairman, President and Chief Executive Officer

Dated: May 25, 2007	By:	/s/ Timothy P. O’Neil
Timothy P. O’Neil
Chief Financial Officer, Senior Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Document Description

10.1	Ableco Waiver and Extension Letter as of May 3, 2007

10.2	Ableco Waiver and Extension Letter as of May 21, 2007

10.3	Ableco Amendment No. 1 to Financing Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.