Form 10-Q
period 2007-06-30
LOUD TECHNOLOGIES INC
filed 2007-08-14
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	4,618,942
Class	Number of Shares Outstanding
(as of July 31, 2007)

LOUD TECHNOLOGIES INC.
FORM 10-Q
For the quarter ended June 30, 2007

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,688	$311
Accounts receivable, net of allowances of $1,973 and $2,258, respectively	28,792	26,230
Inventories	49,017	54,844
Prepaid expenses and other current assets	2,320	1,521

Total current assets	86,817	82,906

Property, plant and equipment, net	6,301	6,543
Goodwill	19,477	2,248
Other intangible assets, net	28,757	11,367
Deferred financing costs	2,821	2,692

Total assets	$144,173	$105,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$14,210
Accounts payable	21,585	23,023
Accrued liabilities	11,271	11,193
Taxes payable	2,123	1,559
Current deferred tax liabilities	419	—
Current portion of long-term debt	3,000	1,500
Current portion of payable to former Italian subsidiary	—	700
Other current liabilities	—	3,162

Total current liabilities	38,398	55,347

Long-term debt, excluding current portion	98,642	40,105
Deferred tax liabilities	5,153	99

Total liabilities	142,193	95,551

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 4,618,942 and 4,575,022 at June 30, 2007 and December 31, 2006, respectively	41,669	41,281
Accumulated deficit	(39,776)	(31,076)
Accumulated other comprehensive income	87	—

Total shareholders’ equity	1,980	10,205

Total liabilities and shareholders’ equity	$144,173	$105,756

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$50,583	$53,547	$101,536	$112,111
Cost of sales	36,049	35,771	73,397	74,706

Gross profit	14,534	17,776	28,139	37,405

Operating expenses:
Selling, general and administrative	11,032	11,986	22,533	26,746
Research and development	2,830	3,230	5,631	6,486
Restructuring costs	536	495	1,554	645

Total operating expenses	14,398	15,711	29,718	33,877

Operating income (loss)	136	2,065	(1,579)	3,528

Other income (expense):
Interest income	22	38	22	124
Interest expense	(2,758)	(1,656)	(4,608)	(3,300)
Management fee	(324)	(269)	(485)	(531)
Other	150	156	(2,055)	(22)

Total other expense	(2,910)	(1,731)	(7,126)	(3,729)

Income (loss) before income taxes	(2,774)	334	(8,705)	(201)

Provision for income taxes	(39)	14	(5)	74

Net income (loss)	$(2,735)	$320	$(8,700)	$(275)

Net income (loss) per share:
Basic	$(0.56)	$0.07	$(1.80)	$(0.06)
Diluted	$(0.56)	$0.06	$(1.80)	$(0.06)

Shares used in computing basic and diluted net income (loss) per share:
Basic	4,855	4,806	4,841	4,806
Diluted	4,855	4,932	4,841	4,806

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2007	2006
Operating activities
Net loss	$(8,700)	$(275)
Adjustments to reconcile the net loss to net cash provided by operating activities:
Depreciation and amortization	2,259	2,216
Amortization and write-offs of deferred financing costs	2,817	344
Stock based compensation	164	257
Gain on asset dispositions	(526)	—
Non-cash interest expense	106	—
Changes in operating assets and liabilities:
Accounts receivable	1,962	(630)
Inventories	11,798	(2,287)
Prepaid expenses and other current assets	(22)	38
Accounts payable, accrued liabilities and payable to former Italian subsidiary	(7,804)	1,869
Taxes payable	(523)	(54)
Other liabilities	19	103

Net cash provided by operating activities	1,550	1,581

Investing activities
Purchases of property, plant and equipment	(1,323)	(1,235)
Proceeds from the sale of property, plant and equipment	1,239	—
Acquisition of St. Louis Music, Inc., including transaction fees paid	(3,181)	—
Acquisition of Martin Audio, Ltd., net of cash acquired of $3,696	(31,964)	—

Net cash used in investing activities	(35,229)	(1,235)

Financing activities
Payments on previous credit facility	(41,605)	(1,984)
Payments on long-term debt	(464)	—
Issuance of long-term debt	102,000	—
Net proceeds (payments) on bank line of credit and short-term borrowings	(14,210)	1,526
Net payment on debt and credit facility acquired in acquisition of Martin Audio, Ltd.	(3,030)	—
Financing costs associated with debt issuance	(2,946)
Net proceeds from stock sales through exercise of stock options	224	—

Net cash provided by (used in) financing activities	39,969	(458)

Effect of exchange rate changes in cash and cash equivalents	87	—

Increase (decrease) in cash and cash equivalents	6,377	(112)

Cash and cash equivalents at beginning of period	311	468

Cash and cash equivalents at end of period	$6,688	$356

Supplemental disclosures
Accrued acquisition related expenses	$1,397	$—
Cash paid for acquisition related expenses	$659	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME STATEMENTS
Six months ended June 30, 2007
(Unaudited)
(In thousands)

				Accumulated
				other
	Common stock		Accumulated	comprehensive
	Shares	Amount	Deficit	income	Total
Balance at December 31, 2006	4,575	$41,281	$(31,076)	$—	$10,205
Exercise of stock options	44	224	—	—	224
Stock based compensation	—	164	—	—	164
Comprehensive loss:
Net loss	—	—	(8,700)	—	(8,700)
Foreign currency translation adjustment	—	—	—	87	87

Total comprehensive loss					(8,613)

Balance at June 30, 2007	4,619	$41,669	$(39,776)	$87	$1,980

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
1. Description of Business
LOUD Technologies Inc. (“LOUD” or the “Company”) was founded in 1988. The Company was incorporated in Washington under the name Mackie Designs Inc., and subsequently changed its name to LOUD Technologies Inc. on September 13, 2003. LOUD is one of the world’s largest dedicated professional audio and music products companies. As the corporate parent for world-recognized brands Alvarez ®, Ampeg®, Crate ®, EAW ®, Knilling ®, Mackie ®, Martin Audio ®, SIA® and TAPCO®, LOUD engineers, manufactures, markets and distributes a wide range of professional audio and musical instrument products worldwide. Additionally, LOUD is a distributor of branded professional audio and music accessories through its St. Louis Music catalog.
LOUD’s product lines include sound reinforcement speakers, analog mixers, guitar and bass amplifiers, professional loudspeaker systems, and branded musical instruments. These products can be found in professional and project recording studios, video and broadcast suites, post-production facilities, sound reinforcement applications including churches and nightclubs, retail locations, and on major musical concert tours. The Company distributes its products primarily through retail dealers, mail order outlets and installed sound contractors. The Company has its primary operations in the United States with other operations in the United Kingdom, Canada, China and Japan.
On April 11, 2007, the Company acquired all of the outstanding capital stock of Martin Audio, Ltd. (“Martin Audio”), a UK-based manufacturer of loudspeakers and related equipment. The purchase price was $33.6 million, plus fees of $2.1 million, for a total consideration amount of $35.7 million. Management believes that the acquisition of Martin Audio adds another well-known brand to the Company’s growing portfolio of brands and provides the Company with additional geographic and channel diversification.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LOUD in accordance with U.S. generally accepted accounting principles for interim financial statements and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In management’s opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the three and six-month periods ended June 30, 2007, are not necessarily indicative of future financial results.
Stock Based Compensation
The Company recorded stock based compensation expense for the relevant periods as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
Cost of sales	$2	$4
Selling, general and administrative	69	153
Research and development	3	7

Total stock based compensation	$74	$164

The expected life for each award granted is calculated using the simplified method as described in SAB No. 107. Expected volatility is based on the historical volatility of LOUD common stock. The risk free interest rate is based on the constant maturity U.S. Treasury rate with a remaining term equal to the expected life. Compensation expense recorded includes estimates of the ultimate number of options that are expected to vest. No options were granted during the three and six-month periods ended June 30, 2007.

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
Foreign Currency
The financial statements of one of our non-U.S. subsidiaries, Martin Audio, have been translated into U.S. Dollars. The functional currency of this subsidiary is the British Pound. All assets and liabilities in the balance sheets of this subsidiary, whose functional currency is not the U.S. Dollar, are translated at period end exchange rates. Net sales, costs and expenses are translated at average rates of exchange prevailing during the period. Translation gains and losses are accumulated in a separate component of shareholders’ equity.
The functional currency of the Company’s other international subsidiaries is the U.S. Dollar. Assets and liabilities recorded in foreign currencies are translated into U.S. Dollars at the exchange rate on the balance sheet date. Net sales, costs and expenses and cash flows are translated at average rates of exchange prevailing during the period. Foreign currency transaction gains and losses are included in other income (expense).
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

The Company has also recorded a deferred tax liability related to the identifiable intangibles and fair value adjustments to the assets purchased associated with the acquisition of Martin Audio. The Company will recognize a tax benefit as these assets are amortized for book purposes.
Concentration of Credit and Supply Risk
The Company sells products on a worldwide basis and a significant portion of its accounts receivable is due from customers outside of the U.S. Where the Company is exposed to material credit risk, it generally requires letters of credit or advance payments. No individual country outside of the U.S. accounted for more than 10% of net sales from continuing operations in any of the periods presented. Sales to U.S. customers are generally on open credit terms. In the U.S., the Company primarily sells its products through third-party resellers and experiences individually significant annual sales volumes with major resellers. For the three-month periods ended June 30, 2007 and 2006, the Company had sales to one customer of $9.0 million and $9.1 million, or 17.7% and 17.0%, respectively of consolidated net sales. For the six-month periods ended June 30, 2007 and 2006, the Company had sales to the same customer of $18.3 million and $18.7 million, or 18.1% and 16.7%, respectively of consolidated net sales.
Many of LOUD’s products are currently being manufactured exclusively by contract manufacturers on its behalf. For the three-month periods ended June 30, 2007 and 2006, net sales of products manufactured by one manufacturer were $16.5 million and $18.1 million, or 32.6% and 33.8%, respectively of net sales, while net sales of products manufactured by another manufacturer were $6.6 million and $6.3 million, or 13.1% and 11.8%, respectively of consolidated net sales. For the six-month periods ended June 30, 2007 and 2006, net sales of products manufactured by one manufacturer were $34.1 million and $37.1 million, or 33.6% and 33.1%, respectively of net sales, while net sales of products manufactured by another manufacturer were $12.7 million and $12.8 million, or 12.5% and 11.4%, respectively of consolidated net sales.
At June 30, 2007, the Company had approximately 528 employees of which approximately 34 were members of an organized labor union.
Recently Adopted Accounting Principles
In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, date of adoption of FIN No. 48, the Company had $2.3 million of unrecognized tax benefits, of which $1.4 million would affect the effective tax rate if recognized. During the three months ended June 30, 2007, the Company recorded an additional $0.2 million of unrecognized tax benefit. As of June 30, 2007, the Company had $2.5 million of unrecognized tax benefits, of which $1.6 million would affect the effective tax rate if recognized.
In accordance with FIN No. 48, the Company has elected to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2007, the Company is still assessing the amount of accrued interest and penalties related to uncertain tax positions, which is included as a component of the $1.6 million of unrecognized tax benefit noted above.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.
3. Net Income (Loss) Per Share
Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding for the period including warrants and options to purchase shares exercisable for little cash consideration. Diluted earnings per common share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options.
Stock options to purchase 461,000 and 214,000 shares for the three-month periods ended June 30, 2007 and 2006, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive in 2007 and were out of the money in 2006. Stock options to purchase 461,000 and 606,000 shares for the six-month periods ended June 30, 2007 and 2006, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive.
4. Restructuring Costs
During 2006, management approved and implemented a restructuring plan. Actions primarily consisted of costs related to the consolidation of the St. Louis Music and service operations. The Company incurred approximately $1.6 million in restructuring costs during 2006, primarily representing employee severance and related costs for approximately 94 terminated employees. During 2006, the Company began implementing a plan to shift its domestic manufacturing to overseas contract manufacturers. The Company incurred approximately $0.5 million and $1.6 million in restructuring costs during the three and six-month periods ended June 30, 2007, respectively, primarily representing employee severance and related costs for approximately 186 terminated employees. The restructuring liability is summarized as follows (in thousands):

Balance at December 31, 2006	$880
New charges	1,554
Cash payments	(1,535)
Other adjustments	(5)

Balance at June 30, 2007	$894

5. Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$2,260	$4,413
Work in process	219	1,428
Finished goods	46,538	49,003

	$49,017	$54,844

6. Other Intangible Assets
Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Developed technology	$6,139	$5,470
Customer and distributor relationships	13,713	3,080
Trademark	12,625	5,930
Non compete agreement	334	—

	32,811	14,480
Less accumulated amortization	(4,054)	(3,113)

	$28,757	$11,367

The Company acquired Martin Audio on April 11, 2007. Certain identifiable intangible assets were recorded as a result of this acquisition. See Note 10 for further explanation of these intangible assets. Amortization for the three months ended June 30, 2007 for these additional intangible assets was approximately $249,000.
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
Under the terms of the senior secured credit facility, the Company is required to maintain certain financial ratios, such as a fixed charge coverage ratio and a consolidated leverage ratio. The Company is also required to meet certain EBITDA targets and adhere to certain capital expenditure limits. As of June 30, 2007, the Company met all of its covenant requirements. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions.
(a) Short-term borrowings
The Company has a line of credit where it can borrow up to $10.0 million, subject to certain restrictions, including available borrowing capacity. At June 30, 2007, the line of credit was unused, and the Company had the ability to borrow up to $10.0 million. Interest is due quarterly and is based on Chase Manhattan Bank’s prime rate plus 0.5% or LIBOR plus 3.0%.
(b) Long-term debt
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Merrill Term Loan A	$—	$12,500
Merrill Term Loan B	—	14,355
Oaktree Subordinated note payable	—	14,750
Ableco Term Loan A	19,536	—
Ableco US Term Loan B	40,000	—
Ableco UK Term Loan B	30,000	—
Ableco Term Loan C	12,106	—

	101,642	41,605
Less: current portion	(3,000)	(1,500)

Long-term portion of debt	$98,642	$40,105

The $102.0 million term loans under the $112 million senior secured credit facility have quarterly principal payments. Term Loan A bears interest at the Chase Manhattan Bank’s prime rate plus 0.5% or LIBOR plus 3.0%. Term Loans B bear interest at the Chase Manhattan Bank’s prime rate plus 2.6% or LIBOR plus 4.85%. Term Loan C bears interest at the Chase Manhattan Bank’s prime rate plus 4.5% or LIBOR plus 7.0%. In addition, Term Loan C bears additional paid in kind interest of 3.5%, added to the principal balance of Term Loan C on a monthly basis. Interest is due quarterly on each term loan. On April 10, 2007, in connection with the Martin Audio, Ltd. (“Martin Audio”) acquisition, the UK Term Loan B was funded. The $112 million senior secured credit facility is secured by substantially all of the assets of the Company and its subsidiaries.
8. Guarantees
In the ordinary course of business, the Company is not subject to any significant obligations under guarantees that fall within the scope of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others except for standard indemnification and warranty provisions and give rise only to disclosure requirements.
Indemnification and warranty provisions contained within the Company’s sales agreements are generally consistent with those prevalent in its industry. The duration of product warranties is generally one to six years following delivery of products, with the exception of the Company’s Alvarez and Alvarez Yairi guitars, which have a limited lifetime warranty.
The warranty liability is summarized as follows (in thousands):

Balance at December 31, 2006	$1,160
Charged to cost of sales	1,516
Applied to liability	(1,766)

Balance at June 30, 2007	$910

9. Commitments and Contingencies
In November 2005, the Company, its subsidiary, St. Louis Music, Inc., and other companies were named as defendants in a lawsuit in the United States District Court, Southern District of Florida. The plaintiff, Ace Pro Sound and Recordings, claims that a leading US retailer of musical products gave notice to the Company and six other defendants that it would no longer trade with plaintiff and that the seven defendants then refused to trade with plaintiff in violation of federal antitrust laws. Other claims are also made against the Company and St. Louis Music based upon the same assertions. The Company believes that the plaintiff misunderstands certain actions taken by the Company and that its actions were proper and lawful. The case is in an early stage, and the Company will defend the action to a satisfactory resolution.
The Company is also involved in various legal proceedings and claims that arise in the ordinary course of business.

10. Business Combinations
On April 11, 2007 the Company acquired all of the outstanding capital stock of Martin Audio, a UK based manufacturer of loudspeakers and related equipment. The purchase price was $33.6 million, plus fees of $2.1 million, for a total consideration of $35.7 million. For the year ended December 31, 2006, Martin Audio had $28.2 million in net sales. The acquisition of Martin Audio adds another premiere brand to the Company’s growing portfolio of brands. In addition, Martin Audio provides the Company with additional geographic and channel diversification.
In connection with the acquisition, the preliminary purchase price has been allocated as follows (in thousands):

Cash	$3,696
Accounts receivable	4,524
Inventories	5,971
Prepaid expenses and other current assets	777
Property, plant and equipment	749
Goodwill	17,229
Trademarks (estimated life of 20 years)	6,695
Technology (estimated life of 13 years)	669
Customer relationships (estimated life of 15 years)	1,182
Distributor relationships (estimated life of 15 years)	9,452
Non compete agreement (estimated life of 2 years)	49

Total assets	$50,993

Accounts payable	$3,653
Accrued liabilities	2,090
Income taxes payable	632
Deferred income taxes	5,928
Debt	3,030

Total liabilities	15,333

Cash consideration paid, inclusive of $2,056 of transaction costs	$35,660

Amortization of the $17.2 million of goodwill is not expected to be deductible for tax purposes.
The following unaudited pro forma information represents the results of operations for LOUD and Martin Audio for the six months ended June 30, 2007 and 2006, as if the acquisition had been consummated on January 1, 2007 and 2006, respectively. This pro forma information does not purport to be indicative of what may occur in the future:
UNAUDITED PRO FORMA CONDENSED COMBINED
Statement of Operations Data
(In thousands, except per share data)

	2007	2006
	Pro Forma	Pro Forma
Net sales	$109,862	$124,648
Net loss	(4,550)	(1,527)
Basic net loss per share	$(0.94)	$(0.32)

Included in the pro forma adjustments are fair value adjustments that relate to inventories and property, plant, and equipment; reversal of interest expense on Martin Audio’s debt that was in existence prior to the acquisition; reversal of interest expense and deferred financing fees on LOUD’s previous credit facility; recording of interest expense and deferred financing fees on the $102 million senior secured credit facility obtained as a result of the acquisition; and amortization of the intangible assets recorded as a result of the acquisition.

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
Overview
LOUD Technologies Inc. was founded in 1988 and incorporated in Washington under the name Mackie Designs Inc., and changed its name to LOUD Technologies Inc. on September 13, 2003. LOUD is one of the world’s largest dedicated pro audio and music products companies. As the corporate parent for world-recognized brands Alvarez®, Ampeg®, Crate®, EAW®, Knilling®, Mackie®, Martin Audio®, SIA® and Tapco®, LOUD engineers, markets and distributes a wide range of professional audio and musical instrument products worldwide. Additionally, LOUD is one of the largest distributors of branded professional audio and music accessories through its SLM Marketplace catalog.
Our product lines include sound reinforcement speakers, analog mixers, guitar and bass amplifiers, professional loudspeaker systems, and branded musical instruments. These products can be found in professional and project recording studios, video and broadcast suites, post-production facilities, sound reinforcement applications including churches and nightclubs, retail locations, and on major musical concert tours. We distribute our products primarily through retail dealers, mail order outlets and installed sound contractors. We have our primary operations in the United States with other operations in the United Kingdom, Canada, China and Japan.
On April 11, 2007 we acquired all of the outstanding capital stock of Martin Audio, Ltd. (“Martin Audio”), a UK based manufacturer of loudspeakers and related equipment. The purchase price was $33.6 million, plus fees of $2.1 million, for a total consideration of $35.7 million. The acquisition of Martin Audio adds another premiere brand to our growing portfolio of brands. In addition, Martin Audio provides us with additional geographic and channel diversification.
Our stock is listed on the Nasdaq Capital Market ™ under the symbol “LTEC”.
“MACKIE,” the running man figure, “TAPCO,” “EAW,” and “SIA” are registered trademarks of LOUD Technologies Inc. “Alvarez”, “Ampeg”, “Crate”, and “Knilling” are registered trademarks of our wholly owned subsidiary, St. Louis Music, Inc. “Martin Audio” is a registered trademark of our wholly owned subsidiary, Martin Audio, Ltd. To the extent our trademarks are unregistered, we are unaware of any conflicts with trademarks owned by third parties. This document also contains names and marks of other companies, and we claim no rights in the trademarks, service marks and trade names of entities other than those in which we have a financial interest or licensing right.
Critical Accounting Policies and Judgments
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
We believe there have been no additional significant changes in our critical accounting policies during the six months ended June 30, 2007 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2006.
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
Results of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$50,583	$53,547	$101,536	$112,111
Gross profit	14,534	17,776	28,139	37,405

Selling, general and administrative	11,032	11,986	22,533	26,746
Research and development	2,830	3,230	5,631	6,486
Restructuring costs	536	495	1,554	645

Total operating expenses	14,398	15,711	29,718	33,877

Operating income (loss)	136	2,065	(1,579)	3,528
Other expense	(2,910)	(1,731)	(7,126)	(3,729)
Provision for income taxes	(39)	14	(5)	74

Net income (loss)	$(2,735)	$320	$(8,700)	$(275)

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006
Net Income (Loss)
For the three months ended June 30, 2007, we showed a net loss of $2.7 million, a decrease of $3.0 million from net income of $0.3 million for the comparable period in 2006. Operating income for the three months ended June 30, 2007 was $0.1 million compared to $2.1 million in the comparable period in 2006. The decrease is primarily the result from the decrease in net sales and lower gross profit on the 2007 sales. Operating expenses for the three months ended June 30, 2007 were $1.3 million lower than the comparable period in 2006, due to the effect of cost-cutting programs implemented in 2006.
Net Sales
Net sales decreased by 5.5% to $50.6 million during the three months ended June 30, 2007 from $53.5 million in the comparable period in 2006. We have experienced general softening in the demand for most of our product lines over the last twelve months. These trends are reflective of challenges facing our major customers and the industry as a whole. These trends were partially offset by the inclusion of sales of Martin Audio products from April 11, 2007 through June 30, 2007 of $6.4 million.
Gross Profit
Gross profit decreased to $14.5 million, or 28.7% of net sales, in the three months ended June 30, 2007 from $17.8 million, or 33.2% of net sales, in the three months ended June 30, 2006. Gross profit for 2007 was affected by $1.4 million due to recording Martin Audio’s inventories at fair value as a result of the purchase price allocation of Martin Audio. Gross profit was also reduced by the costs associated with the factory shutdowns and additional sales discounting done in 2007 to reduce the carrying balances of our inventories during the three months ended June 30, 2007. Excluding the $1.4 million fair value adjustment for Martin Audio’s inventory, gross profit for the three months ended June 30, 2007 was 31.5%.

Selling, General and Administrative
Selling, general and administrative expenses decreased by $1.0 million to $11.0 million in the three months ended June 30, 2007 from $12.0 million in the comparable period in 2006. The decrease was primarily attributable to the effect of cost-cutting programs implemented in 2006.
Research and Development
Research and development expenses decreased by $0.4 million to $2.8 million in the three months ended June 30, 2007 from $3.2 million in the comparable period in 2006. The decrease is primarily attributable to the reduction in prototype costs and salaries associated with the effect of cost-cutting programs implemented in 2006 and 2007.
Restructuring Costs
Restructuring costs were $0.5 million in both the three months ended June 30, 2007 and 2006. The 2007 costs were primarily severance accruals related to the closure and overseas transfer of our domestic manufacturing plants and the closure of our St. Louis Music engineering functions. The 2006 costs were primarily severance accruals related to reductions in work force from the consolidation of the St. Louis Music and service operations.
Other Expense
Net other expense was $2.9 million for the three months ended June 30, 2007 as compared to $1.7 million for the three months ended June 30, 2006. The primary cause of this increase was an increase in interest expense of $1.1 million. The increase in interest expense is primarily attributable to increasing variable interest rates and increased debt as a result of the $112 million senior secured credit facility.
The majority of our debt has variable interest rates, and the interest expense component of other income (expense) in future quarters will be affected by changing interest rates.
Income Taxes
Income tax benefit for the three months ended June 30, 2007 was $39,000 compared to income tax expense of $14,000 for the comparable period in 2006. The primary components of the 2007 benefit are current taxes due from our foreign subsidiaries and an increase to our income tax reserve offset by the deferred tax benefit recorded as a result of the partial amortization of the deferred tax liability recorded as a result of the acquisition of Martin Audio. The primary component of the 2006 tax is the deferred tax expense recorded as a result of the goodwill that is amortized for tax purposes only from the St. Louis Music, Inc. acquisition. The resulting deferred tax liability is not able to be offset against other deferred tax assets.
Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006
Net Sales
Net sales from continuing operations decreased by 9.4% to $101.5 million during the six months ended June 30, 2007 from $112.1 million in the comparable period in 2006. We have experienced general softening in the demand for most of our product lines over the last twelve months. These trends are reflective of challenges facing our major customers and the industry as a whole. These trends were partially offset by the inclusion of sales of Martin Audio products from April 11, 2007 through June 30, 2007 of $6.4 million.
Gross Profit
Gross profit decreased to $28.1 million, or 27.7% of net sales, in the six months ended June 30, 2007 from $37.4 million, or 33.4% of net sales, in the six months ended June 30, 2006. Gross profit for 2007 was affected by $1.4 million due to recording Martin Audio’s inventories at fair value as a result of the purchase price allocation of Martin Audio. Gross profit was also reduced by the costs associated with the factory shutdowns and additional sales discounting done in 2007 to reduce the carrying balances of our inventories during the six months ended June 30, 2007. Excluding the $1.4 million fair value adjustment for Martin Audio’s inventory, gross profit of the six months ended June 30, 2007 was 29.1%.

Selling, General and Administrative
Selling, general and administrative expenses decreased by $4.2 million to $22.5 million in the six months ended June 30, 2007 from $26.7 million in the comparable period in 2006. The decrease was primarily attributable to the effect of cost-cutting programs implemented in 2006.
Research and Development
Research and development expenses decreased by $0.9 million to $5.6 million in the six months ended June 30, 2007 from $6.5 million in the comparable period in 2006. The decrease was primarily attributable to the effect of cost-cutting programs implemented in 2006 and 2007.
Restructuring Costs
Restructuring costs were $1.6 million in the six months ended June 30, 2007, primarily representing employee severance and related costs for approximately 186 employees. Restructuring costs were $0.6 million in the six months ended June 30, 2006. The 2007 costs were primarily severance accruals related to the closure and overseas transfer of our domestic manufacturing plants and the closure of our St. Louis Music engineering functions. The 2006 costs were primarily severance accruals related to reductions in work force from the consolidation of the St. Louis Music and service operations.
Other Expense
Net other expense was $7.1 million for the six months ended June 30, 2007 as compared to $3.7 million in the six months ended June 30, 2006. This increase was primarily caused by an increase to interest expense of $1.3 million and the write-off of $2.5 million of unamortized fees related to the prior debt facility as a result of the refinancing of our debt facilities in March 2007. The increase in interest expense is primarily attributable to increasing variable interest rates and increased debt as a result of the $112 million senior secured credit facility.
Income Taxes
Income tax benefit for the first six months of 2007 was $5,000 compared to income tax expense of $74,000 for the comparable period in 2006. The primary components of the 2007 benefit are current taxes due from our foreign subsidiaries and an increase to our income tax reserve offset by the deferred tax benefit recorded as a result of the partial amortization of the deferred tax liability recorded as a result of the acquisition of Martin Audio. The primary component of the 2006 tax relate to our Canadian subsidiary and the deferred tax expense recorded as a result of the goodwill that is amortized for tax purposes only from the St. Louis Music, Inc. acquisition. The resulting deferred tax liability is not able to be offset against other deferred tax assets.
Liquidity and Capital Resources
As of June 30, 2007, we had cash and cash equivalents of $6.7 million and total debt and short-term borrowings of $101.6 million. At June 30, 2007 we had availability of $10.0 million on our revolving line of credit.
Net Cash Provided by Operating Activities
Cash provided by operating activities was $1.6 million for the six months ended June 30, 2007 and the comparable period in 2006. The net loss for the first six months of 2007 was $8.7 million that included $2.3 million in depreciation and amortization, $2.8 million in amortization of deferred financing fees, $0.2 million in stock based compensation expense, and a gain on asset dispositions of $0.5 million. In the first six months of 2007, a decrease in accounts payable and accrued liabilities of $7.8 million and increases to inventories and accounts receivable of $11.8 million and $2.0 million, respectively, used cash. The net loss for the first six months of 2006 was $0.3 million that included $2.2 million in depreciation and amortization, $0.3 million in amortization of deferred financing fees and $0.3 million in stock based compensation expense. In the first six months of 2006, an increase in accounts payable, accrued liabilities and payable to our former Italian subsidiary of $1.9 million provided cash, while increases to inventories and accounts receivable of $2.3 million and $0.6 million, respectively, used cash.

Net Cash Used in Investing Activities
Cash used in investing activities was $35.2 million for the first six months of 2007 compared to $1.2 million for the first six months of 2006. The cash used in investing activities for the first six months of 2007 is primarily related to the acquisition of Martin Audio and the payment of the St. Louis Music, Inc. future commitment to pay of $3.2 million. The cash used in investing activities in 2006 related to the purchases of capital expenditures.
Net Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $40.0 million during the first six months of 2007, compared to cash used of $0.5 million during the first six months of 2006. Cash provided in the first six months of 2007 is primarily attributable to a new credit facility of $102 million consisting of a Term Loan A of $20.0 million, a US Term Loan B of $40.0 million, a UK Term Loan B of $30.0 million and a Term Loan C of $12.0 million. Along with this refinance, we paid off our existing credit facility of $67.2 million as of March 30, 2007, which consisted of a revolving loan facility of $26.2 million, a Term Loan A of $11.9 million, a Term Loan B of $14.3 million and a senior subordinated note for $14.8 million. We also incurred $2.9 million of deferred financing costs relating to this refinance. Cash used in the first six months of 2006 is primarily attributable to payments made on our long-term debt of $2.0 million partially offset by an increase in our borrowings from our bank line of credit of $1.5 million.
Ability to stay in compliance with debt covenants
Under the terms of the senior secured credit facility, we are required to maintain certain financial ratios, such as a fixed charge coverage ratio and a consolidated leverage ratio. We are also required to meet certain EBITDA targets and adhere to certain capital expenditure limits. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. As of June 30, 2007, we met all of our covenant requirements and we believe we will continue to meet these requirements each quarter thereafter in 2007.
Commitments
We had the following material contractual commitments related to operating leases for facilities at June 30, 2007. In addition, we had material obligations related to short-term and long-term debt arrangements, excluding our accounts payable, accrued liabilities and taxes payable of $35.4 million at June 30, 2007 (in thousands):

	Payments due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years	5+ Years
Operating leases	$9,892	$2,621	$4,659	$2,612	$—
Short-term and long-term debt	153,735	13,377	26,018	114,340	—

Total	$163,627	$15,998	$30,677	$116,952	$—

Included in the debt line above is expected future interest expense relating to our $112 million senior secured credit facility.
We also have purchase commitments that range between $26 million to $31 million that are primarily due to our contract manufacturers.
We believe we will have adequate resources to meet our material obligations as they come due through December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our $102.0 million term loans have variable interest rates. As such, changes in U.S. interest rates affect interest paid on debt, and we are exposed to interest rate risk. For the quarter ended June 30, 2007, an increase in the average interest rate of 10%, i.e. from 10.54% to 11.59%, would have resulted in an approximately $272,000 decrease in net income before income taxes. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at June 30, 2007.

Foreign Currency Risk
A majority of our sales are denominated in U.S. Dollars, and during the three months ended June 30, 2007 approximately 25% of our sales were denominated in foreign currencies. We ordinarily do not engage in hedging, rate swaps, or other derivatives as a means to minimize our foreign currency risk and, instead, mitigate that exposure by limiting the portion of our sales that are denominated in other than U.S. Dollars. Assuming the same level of foreign currency denominated sales as in the three months ended June 30, 2007, a 10% decline in the average exchange rates for all these currencies would have caused a decline of approximately $1.2 million, or 2%, of our sales.
The majority of our products are manufactured by foreign third-party contract manufacturers with the majority of the contracts denominated in U.S. Dollars. The exchange rate for these contracts is adjusted quarterly based on the Chinese Yuan Renminbi. Foreign third-party manufacturing creates risks that include fluctuations in currency exchange rates that could affect the price we pay for our product. Our two largest foreign contract manufacturers’ products represented 45.6% of our net sales for the three months ended June 30, 2007. A 10% increase to the cost of the product sold that was manufactured by these two manufacturers would have resulted in an increase to cost of sales for the three months ended June 30, 2007 of approximately $1.0 million.
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
As noted in the Company’s Quarterly Report on Form 10-Q filed on May 25, 2007, during management’s preparation of the financial statements as of and for the three month period ended March 31, 2007, and management’s related review of the Company’s disclosure controls and procedures for such period, management discovered an ambiguity relating to the method for computing gross margin for certain of the Company’s product lines. The determination of the appropriate allocations of expense items to the relevant products resulted in a delay in the Company’s filing of that report and, if left unaddressed, may have been considered a material weakness in the Company’s internal control over financial reporting because it would result in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. Following a review of the Company’s disclosure controls and procedures relating to the computation of gross margin, management modified its disclosure controls and procedures relating to such methodology. Those modified disclosure controls and procedures were deemed to be operating effectively for the three months ended June 30, 2007.
As such, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our annual meeting of shareholders was held on May 23, 2007.

(b)	At the annual meeting, C. Daryl Hollis, George R. Rea and Clarence E. Terry were elected to serve as Class 3 directors for a three-year term. James T. Engen, Jon W. Gacek and R. Lynn Skillen continue to serve as Class 1 directors and will be up for re-election at the 2008 annual meeting. Thomas V. Taylor, Jason H. Neimark, Kevin J. Calhoun and Mark E. Kuchenrither continue to serve as Class 2 directors and will be up for re-election at the 2009 annual meeting.

(c)	The results of voting for the election of directors at the annual meeting were as follows:

Nominee	For	Withheld
C. Daryl Hollis	4,269,302	236,410
George R. Rea	4,288,546	217,166
Clarence E. Terry	4,277,219	228,493
Item 6. Exhibits
Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUD Technologies Inc.
(Registrant)

Dated: August 14, 2007	By:	/s/ James T. Engen
James T. Engen
Chairman, President and Chief Executive Officer

Dated: August 14, 2007	By:	/s/ Gerald Y. Ng
Gerald Y. Ng
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.