Form 10-Q
period 2007-09-30
LOUD TECHNOLOGIES INC
filed 2007-11-14
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
(as of October 31, 2007)

LOUD TECHNOLOGIES INC.
FORM 10-Q
For the quarter ended September 30, 2007

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,170	$311
Accounts receivable, net of allowances of $1,975 and $2,258, respectively	27,435	26,230
Inventories	50,615	54,844
Prepaid expenses and other current assets	2,428	1,521

Total current assets	84,648	82,906

Property, plant and equipment, net	5,898	6,543
Goodwill	20,170	2,248
Other intangible assets, net	28,934	11,367
Deferred financing costs	2,692	2,692

Total assets	$142,342	$105,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$14,210
Accounts payable	22,197	23,023
Accrued liabilities	10,802	11,193
Taxes payable	2,019	1,559
Current deferred tax liabilities	419	—
Current portion of long-term debt	3,000	1,500
Current portion of payable to former Italian subsidiary	—	700
Other current liabilities	—	3,162

Total current liabilities	38,437	55,347

Long-term debt, excluding current portion	98,000	40,105
Deferred tax liabilities	4,852	99

Total liabilities	141,289	95,551

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 4,618,942 and 4,575,022 at September 30, 2007 and December 31, 2006, respectively	41,734	41,281
Accumulated deficit	(41,687)	(31,076)
Accumulated other comprehensive income	1,006	—

Total shareholders’ equity	1,053	10,205

Total liabilities and shareholders’ equity	$142,342	$105,756

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$53,094	$53,445	$154,630	$165,556
Cost of sales	37,954	35,242	111,351	109,948

Gross profit	15,140	18,203	43,279	55,608

Operating expenses:
Selling, general and administrative	11,442	11,624	33,975	38,370
Research and development	2,826	2,778	8,457	9,264
Restructuring costs	158	173	1,712	818

Total operating expenses	14,426	14,575	44,144	48,452

Operating income (loss)	714	3,628	(865)	7,156

Other income (expense):
Interest income	—	27	22	151
Interest expense	(3,052)	(1,641)	(7,660)	(4,941)
Management fee	(192)	(241)	(677)	(772)
Other	173	(198)	(1,882)	(220)

Total other expense	(3,071)	(2,053)	(10,197)	(5,782)

Income (loss) before income taxes	(2,357)	1,575	(11,062)	1,374

Provision for income taxes	(446)	127	(451)	201

Net income (loss)	$(1,911)	$1,448	$(10,611)	$1,173

Net income (loss) per share:
Basic	$(0.39)	$0.30	$(2.19)	$0.24
Diluted	$(0.39)	$0.29	$(2.19)	$0.24

Shares used in computing basic and diluted net income (loss) per share:
Basic	4,859	4,806	4,847	4,806
Diluted	4,859	4,995	4,847	4,983

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2007	2006
Operating activities
Net income (loss)	$(10,611)	$1,173
Adjustments to reconcile the net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,632	3,341
Amortization and write-offs of deferred financing costs	2,946	515
Stock based compensation	229	353
Gain on asset dispositions	(526)	—
Non-cash interest expense	214	—
Changes in operating assets and liabilities:
Accounts receivable	3,319	(677)
Inventories	10,223	(4,676)
Prepaid expenses and other current assets	(130)	(306)
Accounts payable, accrued liabilities and payable to former Italian subsidiary	(7,660)	1,111
Taxes payable	(1,141)	164
Other liabilities	19	160

Net cash provided by operating activities	514	1,158

Investing activities
Purchases of property, plant and equipment	(1,757)	(1,954)
Proceeds from the sale of property, plant and equipment	1,239	—
Acquisition of St. Louis Music, Inc., including transaction fees paid	(3,181)	—
Acquisition of Martin Audio, Ltd., net of cash acquired of $3,696	(31,977)	—

Net cash used in investing activities	(35,676)	(1,954)

Financing activities
Payments on previous credit facility	(41,605)	(1,984)
Payments on long-term debt	(1,214)	—
Issuance of long-term debt	102,000	—
Net proceeds (payments) on bank line of credit and short-term borrowings	(14,210)	2,908
Net payment on debt and credit facility acquired in acquisition of Martin Audio, Ltd.	(3,030)	—
Financing costs associated with debt issuance	(2,946)
Net proceeds from stock sales through exercise of stock options	224	—

Net cash provided by financing activities	39,219	924

Effect of exchange rate changes in cash and cash equivalents	(198)	—

Increase in cash and cash equivalents	3,859	128

Cash and cash equivalents at beginning of period	311	468

Cash and cash equivalents at end of period	$4,170	$596

Supplemental disclosures
Cash paid for interest	$6,008	$2,622
Cash paid for income taxes	$817	$102
Accrued acquisition related expenses	$551	$—
Cash paid for acquisition related expenses	$1,518	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME STATEMENTS
Nine months ended September 30, 2007
(Unaudited)
(In thousands)

				Accumulated
				other
	Common stock		Accumulated	comprehensive
	Shares	Amount	Deficit	income	Total
Balance at December 31, 2006	4,575	$41,281	$(31,076)	$—	$10,205
Exercise of stock options	44	224	—	—	224
Stock based compensation	—	229	—	—	229
Comprehensive loss:
Net loss	—	—	(10,611)	—	(10,611)
Foreign currency translation adjustment	—	—	—	1,006	1,006

Total comprehensive loss					(9,605)

Balance at September 30, 2007	4,619	$41,734	$(41,687)	$1,006	$1,053

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LOUD TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
1. Description of Business
LOUD Technologies Inc. (“LOUD” or the “Company”) was founded in 1988. The Company was incorporated in Washington under the name Mackie Designs Inc., and subsequently changed its name to LOUD Technologies Inc. on September 13, 2003. LOUD is one of the world’s largest dedicated professional audio and music products companies. As the corporate parent for world-recognized brands Alvarez ®, Ampeg ®, Crate ®, EAW ®, Knilling ®, Mackie ®, Martin Audio ®, SIA ® and TAPCO ®, LOUD engineers, manufactures, markets and distributes a wide range of professional audio and musical instrument products worldwide. Additionally, LOUD is a distributor of branded professional audio and music accessories through its St. Louis Music catalog.
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
On April 11, 2007, the Company acquired all of the outstanding capital stock of Martin Audio, Ltd. (“Martin Audio”), a UK-based manufacturer of loudspeakers and related equipment. This transaction is explained in more detail in Note 11 to these financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LOUD in accordance with U.S. generally accepted accounting principles for interim financial statements and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In management’s opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the three and nine-month periods ended September 30, 2007, are not necessarily indicative of future financial results.
Stock Based Compensation
The Company recorded stock based compensation expense for the relevant periods as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007

Cost of sales	$1	$5
Selling, general and administrative	61	214
Research and development	3	10

Total stock based compensation	$65	$229

The expected life for each award granted is calculated using the simplified method as described in SAB No. 107. Expected volatility is based on the historical volatility of LOUD common stock. The risk free interest rate is based on the constant maturity U.S. Treasury rate with a remaining term equal to the expected life. Compensation expense recorded includes estimates of the ultimate number of options that are expected to vest. The Company granted 30,000 shares pursuant to its 2003 Option Plan during third quarter 2007.

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
Revenue Recognition
Revenues from sales of products, net of sales discounts, returns and allowances, are recognized upon shipment under an agreement with a customer when risk of loss has passed to the customer, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection of the resulting receivable is considered probable. Products are generally shipped “FOB shipping point” with no right of return. The Company does have some dealers who finance their purchases through finance companies. The Company has a manufacturer’s repurchase agreement with the finance companies and defers the revenue and related cost of goods sold of these sales at the time of the sale. The Company then recognizes the revenue and related cost of goods sold of these sales when the right of return no longer exists. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant. The Company generally warrants its products against defects in materials and workmanship for periods of between one and six years, with the exception of Alvarez and Alvarez Yairi guitars, which have a limited lifetime warranty. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.
Foreign Currency
The financial statements of one of our non-U.S. subsidiaries, Martin Audio, have been translated into U. S. Dollars. The functional currency of this subsidiary is the British Pound. All assets and liabilities in the balance sheets of this subsidiary, whose functional currency is not the U.S. Dollar, are translated at period-end exchange rates. Net sales, costs and expenses are translated at average rates of exchange prevailing during the period. Translation gains and losses are accumulated in a separate component of shareholders’ equity.
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
Concentration of Credit and Supply Risk
The Company sells products on a worldwide basis and a significant portion of its accounts receivable is due from customers outside of the United States. Where the Company is exposed to material credit risk, it generally requires letters of credit or advance payments. No individual country outside of the United States. accounted for more than 10% of consolidated net sales in any of the periods presented. Sales to United States customers are generally on open credit terms. In the United States, the Company primarily sells its products through third-party resellers and experiences individually significant annual sales volumes with major resellers. For the three-month periods ended September 30, 2007 and 2006, the Company had sales to one customer of $7.4 million and $9.6 million, or 13.9% and 18.0%, respectively, of consolidated net sales. For the nine-month periods ended September 30, 2007 and 2006, the Company had sales to the same customer of $25.7 million and $28.3 million, or 16.6% and 17.1%, respectively, of consolidated net sales.
Many of LOUD’s products are currently being manufactured exclusively by contract manufacturers on its behalf. For the three-month periods ended September 30, 2007 and 2006, net sales of products manufactured by one manufacturer were $26.4 million and $14.8 million, or 49.7% and 27.8%, respectively of net sales, while net sales of products manufactured by another manufacturer were $6.6 million and $6.5 million, or 12.4% and 12.2%, respectively of consolidated net sales. For the nine-month periods ended September 30, 2007 and 2006, net sales of products manufactured by one manufacturer were $57.6 million and $51.9 million, or 37.2% and 31.4%, respectively of net sales, while net sales of products manufactured by another manufacturer were $19.1 million and $19.4 million, or 12.4% and 11.7%, respectively of consolidated net sales.
At September 30, 2007, the Company had approximately 527 employees of which approximately 33 were members of an organized labor union.
Recently Adopted Accounting Principles
On January 1, 2007, date of adoption of Financial Interpretation (FIN) No. 48, the Company had $2.3 million of unrecognized tax benefits, of which $1.4 million would affect the effective tax rate if recognized. During the three months ended June 30, 2007, the Company recorded an additional $0.2 million of unrecognized tax benefit. As of September 30, 2007, the Company had $2.5 million of unrecognized tax benefits, of which $1.6 million would affect the effective tax rate if recognized.
In accordance with FIN No. 48, the Company has elected to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2007, the Company is still assessing the amount of accrued interest and penalties related to uncertain tax positions, which is included as a component of the $1.6 million of unrecognized tax benefit noted above.
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
Stock options to purchase 376,000 and 209,000 shares for the three and nine-month periods ended September 30, 2007 and 2006, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive in 2007 and were out of the money in 2006.
4. Restructuring Costs
During 2006, management approved and implemented a restructuring plan related to the consolidation of the St. Louis Music and service operations and a shift of its domestic manufacturing to overseas contract manufacturers. The Company incurred approximately $1.6 million in restructuring costs during 2006, primarily consisting of employee severance and related costs for approximately 94 terminated employees. The Company incurred approximately $0.2 million and $1.7 million in restructuring costs during the three and nine-month periods ended September 30, 2007, respectively, primarily representing employee severance and related costs for approximately 199 terminated employees. The restructuring liability is summarized as follows (in thousands):

Balance at December 31, 2006	$880
New charges	1,712
Cash payments	(2,135)
Other adjustments	(5)

Balance at September 30, 2007	$452

5. Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$3,290	$4,413
Work in process	303	1,428
Finished goods	47,022	49,003

	$50,615	$54,844

6. Other Intangible Assets
Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Developed technology	$6,165	$5,470
Customer and distributor relationships	14,131	3,080
Trademark	12,889	5,930
Non compete agreement	51	—

	33,236	14,480
Less accumulated amortization	(4,302)	(3,113)

	$28,934	$11,367

The Company acquired Martin Audio on April 11, 2007. Certain identifiable intangible assets were recorded as a result of this acquisition. See Note 11 for further explanation of these intangible assets. Amortization for the three and nine-month periods ended September 30, 2007 for intangible assets was approximately $533,000 and $1,190,000, respectively.
7. Goodwill
Changes in goodwill are as follows (in thousands):

Balance, December 31, 2006	$2,248
Increase related to acquisition of Martin Audio	17,242
Effects of foreign currency translation	680

Balance, September 30, 2007	$20,170

8. Financing
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
Under the terms of the senior secured credit facility, the Company is required to maintain certain financial ratios, such as a fixed charge coverage ratio and a consolidated leverage ratio. The Company is also required to meet certain EBITDA targets and adhere to certain capital expenditure limits. As of September 30, 2007, the Company failed to meet its EBITDA targets, fixed charge coverage ratio, and consolidated leverage ratio. On October 17, 2007 the Company entered into a waiver agreement with the lenders effective as of September 30, 2007 with respect to the defaults. The Company paid a fee of $225,000 upon execution of the waiver and the interest rates on Term Loan A increased to Chase Manhattan Bank’s prime rate plus 0.85% or LIBOR plus 3.35%, which equates to 8.48% as of the date of this report, and the interest rate on Term Loans B increased to Chase Manhattan Bank’s prime rate plus 2.95% or LIBOR plus 5.2%, which equates to 10.33% as of the date of this report.
The Company is uncertain whether it will meet these covenants in fourth quarter 2007 and can offer no assurances that it will remain in compliance with the terms of the credit agreement during future fiscal periods, that waivers or modifications can be obtained on reasonable terms or at all, or that the Lenders will not restrict the availability of credit under, or declare the Company in default of, the credit agreement. Were the Company to fail to comply with its obligations under the credit agreement and be unable to obtain the required waivers or forbearances, our lenders are permitted to declare an event of default under the credit agreement, make further advances unavailable, and take possession of all or substantially all of the Company’s assets. If the Company’s lenders were to declare an event of default under the credit agreement, it could have a material adverse effect on the Company.
(a) Short-term borrowings
The Company has a line of credit where it can borrow up to $10.0 million, subject to certain restrictions, including available borrowing capacity. At September 30, 2007, the line of credit was unused, and the Company had the ability to borrow up to $10.0 million. Interest is due quarterly and is based on Chase Manhattan Bank’s prime rate plus 0.5% or LIBOR plus 3.0%.
(b) Long-term debt
Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006

Merrill Term Loan A	$—	$12,500
Merrill Term Loan B	—	14,355
Oaktree Subordinated note payable	—	14,750
Ableco Term Loan A	19,369	—
Ableco US Term Loan B	39,667	—
Ableco UK Term Loan B	29,750	—
Ableco Term Loan C	12,214	—

	101,000	41,605
Less: current portion	(3,000)	(1,500)

Long-term portion of debt	$98,000	$40,105

The $101.0 million term loans under the $112 million senior secured credit facility have quarterly principal payments. Term Loan A bears interest at the Chase Manhattan Bank’s prime rate plus 0.85% or LIBOR plus 3.35%, which equates to 8.48% as of the date of this report. Term Loans B bear interest at the Chase Manhattan Bank’s prime rate plus 2.95% or LIBOR plus 5.20%, which equates to 10.33% as of the date of this report. Term Loan C bears interest at the Chase Manhattan Bank’s prime rate plus 4.5% or LIBOR plus 7.0%, which equates to 12.13% as of the date of this report. In addition, Term Loan C bears additional paid in kind interest of 3.5%, added to the principal balance of Term Loan C on a monthly basis. Interest is due quarterly on each term loan. On April 10, 2007, in connection with the Martin Audio, Ltd. (“Martin Audio”) acquisition, the UK Term Loan B was funded. The $112 million senior secured credit facility is secured by substantially all of the assets of the Company and its subsidiaries.
9. Guarantees
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
The warranty liability is summarized as follows (in thousands):

Balance at December 31, 2006	$1,160
Charged to cost of sales	2,348
Applied to liability	(2,508)

Balance at September 30, 2007	$1,000

10. Commitments and Contingencies
In November 2005, the Company, its subsidiary, St. Louis Music, Inc., and other companies were named as defendants in a lawsuit in the United States District Court, Southern District of Florida. The plaintiff, Ace Pro Sound and Recordings, claims that a leading United States retailer of musical products gave notice to the Company and six other defendants that it would no longer trade with plaintiff and that the seven defendants then refused to trade with plaintiff in violation of federal antitrust laws. As of the end of the quarter ended September 30, 2007, this matter has been resolved.
The Company is also involved in various legal proceedings and claims that arise in the ordinary course of business.
11. Business Combinations
On April 11, 2007 the Company acquired all of the outstanding capital stock of Martin Audio, a UK based manufacturer of loudspeakers and related equipment. The purchase price was $33.6 million, plus fees of $2.1 million, for a total consideration of $35.7 million. For the year ended December 31, 2006, Martin Audio had $28.2 million in net sales. The acquisition of Martin Audio adds another premiere brand to the Company’s portfolio of brands. In addition, Martin Audio provides the Company with additional geographic and channel diversification.
In connection with the acquisition, the preliminary purchase price has been allocated as follows (in thousands):

Cash	$3,696
Accounts receivable	4,524
Inventories	5,971
Prepaid expenses and other current assets	777
Property, plant and equipment	749
Goodwill	17,242
Trademarks (estimated life of 20 years)	6,695
Developed technology (estimated life of 5 years)	669
Customer relationships (estimated life of 15 years)	1,182
Distributor relationships (estimated life of 15 years)	9,452
Non compete agreement (estimated life of 2 years)	49

Total assets	$51,006

Accounts payable	$3,653
Accrued liabilities	2,090
Income taxes payable	632
Deferred income taxes	5,928
Debt	3,030

Total liabilities	15,333

Cash consideration paid, net of $2,069 of transaction costs	$35,673

Goodwill in the amount of $17.2 million is not deductible for tax purposes.
The following unaudited pro forma information represents the results of operations for LOUD and Martin Audio for the nine months ended September 30, 2007 and 2006, as if the acquisition had been consummated on January 1, 2007 and 2006, respectively. This pro forma information does not purport to be indicative of what may occur in the future:

	2007	2006
	Pro Forma	Pro Forma
Net sales	$162,956	$186,645
Net loss	(6,480)	(535)
Basic net loss per share	$(1.34)	$(0.11)

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
On April 11, 2007 we acquired all of the outstanding capital stock of Martin Audio, Ltd. (“Martin Audio”), a UK based manufacturer of loudspeakers and related equipment. The purchase price was $33.6 million, plus fees of $2.1 million, for a total consideration of $35.7 million. The acquisition of Martin Audio adds another premiere brand to our portfolio of brands. In addition, Martin Audio provides us with additional geographic and channel diversification.
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
We believe there have been no additional significant changes in our critical accounting policies during the nine months ended September 30, 2007 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2006.
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
Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$53,094	$53,445	$154,630	$165,556
Gross profit	15,140	18,203	43,279	55,608

Selling, general and administrative	11,442	11,624	33,975	38,370
Research and development	2,826	2,778	8,457	9,264
Restructuring costs	158	173	1,712	818

Total operating expenses	14,426	14,575	44,144	48,452

Operating income (loss)	714	3,628	(865)	7,156
Other expense	(3,071)	(2,053)	(10,197)	(5,782)
Provision for income taxes	(446)	127	(451)	201

Net income (loss)	$(1,911)	$1,448	$(10,611)	$1,173

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006
Net Income (Loss)
For the three months ended September 30, 2007, we showed a net loss of $1.9 million, a decrease of $3.3 million from net income of $1.4 million for the comparable period in 2006. Operating income for the three months ended September 30, 2007 was $0.7 million compared to $3.6 million in the comparable period in 2006. The decrease is primarily the result from lower gross profit on the 2007 sales. Operating expenses for the three months ended September 30, 2007 were $0.2 million lower than the comparable period in 2006. Other expense was $1.0 million higher than the comparable period in 2006.
Net Sales
Net sales decreased by 0.7% to $53.1 million during the three months ended September 30, 2007 from $53.4 million in the comparable period in 2006. We have experienced general softening in the demand for most of our product lines over the last twelve months. These trends are reflective of challenges facing our major customers and the industry as a whole. These trends were partially offset by the inclusion of sales of Martin Audio products during the period of $7.3 million.
Gross Profit
Gross profit decreased to $15.1 million, or 28.5% of net sales, in the three months ended September 30, 2007 from $18.2 million, or 34.1% of net sales, in the three months ended September 30, 2006. Gross profit for 2007 was primarily affected by additional sales discounting done to reduce the carrying value of our inventories and costs associated with the domestic factory shutdowns.

Selling, General and Administrative
Selling, general and administrative expenses decreased by $0.2 million to $11.4 million in the three months ended September 30, 2007 from $11.6 million in the comparable period in 2006. The decrease was primarily attributable to the effect of cost-cutting programs implemented in 2006 partially offset by $1.5 million of costs related to Martin Audio.
Research and Development
Research and development expenses were $2.8 million in both the three months ended September 30, 2007 and 2006. The Company continues to achieve reductions in prototype costs and salaries associated with the effect of cost-cutting programs implemented in 2006 and 2007 primarily offset by $0.4 million of costs related to Martin Audio.
Restructuring Costs
Restructuring costs were $0.2 million in both the three months ended September 30, 2007 and 2006. The 2007 costs were primarily severance accruals related to the closure of our inside sales group in St. Louis. The 2006 costs were primarily severance accruals related to reductions in work force from the consolidation of the St. Louis Music and service operations.
Other Expense
Net other expense was $3.1 million for the three months ended September 30, 2007 as compared to $2.1 million for the three months ended September 30, 2006. The primary cause of this increase was an increase in interest expense of $1.1 million. The increase in interest expense is primarily attributable to increasing variable interest rates and increased debt as a result of the $112 million senior secured credit facility that closed on March 30, 2007.
The majority of our debt has variable interest rates, and the interest expense component of other income (expense) in future quarters will be affected by changing interest rates.
Income Taxes
Income tax benefit for the three months ended September 30, 2007 was $446,000 compared to income tax expense of $127,000 for the comparable period in 2006. The primary components of the 2007 benefit is the deferred tax benefit recorded as a result of the partial amortization of the deferred tax liability recorded as a result of the acquisition of Martin Audio. This deferred tax benefit was further impacted based on the enactment of a U.K. tax law during the quarter, which reduced the statutory tax rate. This deferred tax benefit was partially offset by current taxes due from our foreign subsidiaries. The primary components of the 2006 tax are the Alternative Minimum Tax, foreign subsidiary tax expense and the deferred tax expense recorded as a result of the goodwill that is amortized for tax purposes only from the St. Louis Music, Inc. acquisition. The resulting deferred tax liability is not able to be offset against other deferred tax assets.
Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006
Net Sales
Net sales from continuing operations decreased by 6.6% to $154.6 million during the nine months ended September 30, 2007 from $165.6 million in the comparable period in 2006. We have experienced general softening in the demand for most of our product lines over the last twelve months. These trends are reflective of challenges facing our major customers and the industry as a whole. These trends were partially offset by the inclusion of sales of Martin Audio products from April 11, 2007 through September 30, 2007 of $13.6 million.
Gross Profit
Gross profit decreased to $43.3 million, or 28.0% of net sales, in the nine months ended September 30, 2007 from $55.6 million, or 33.6% of net sales, in the nine months ended September 30, 2006. Gross profit for 2007 was affected by $1.6 million due to recording Martin Audio’s inventories at fair value as a result of the purchase price allocation of Martin Audio. Gross profit was also reduced by the costs associated with the factory shutdowns and additional sales discounting done in 2007 to reduce the carrying balances of our inventories during the nine months ended September 30, 2007. Excluding the $1.6 million fair value adjustment for Martin Audio’s inventory, gross profit of the nine months ended September 30, 2007 was

29.0%.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $4.4 million to $34.0 million in the nine months ended September 30, 2007 from $38.4 million in the comparable period in 2006. The decrease was primarily attributable to the effect of cost-cutting programs implemented in 2006 partially offset by costs related to Martin Audio of $2.9 million for the period April 11, 2007 through September 30, 2007.
Research and Development
Research and development expenses decreased by $0.8 million to $8.5 million in the nine months ended September 30, 2007 from $9.3 million in the comparable period in 2006. The decrease was primarily attributable to the effect of cost-cutting programs implemented in 2006 and 2007 partially offset by costs related to Martin Audio of $0.8 million for the period April 11, 2007 through September 30, 2007.
Restructuring Costs
Restructuring costs were $1.7 million in the nine months ended September 30, 2007, primarily representing employee severance and related costs for approximately 199 employees. Restructuring costs were $0.8 million in the nine months ended September 30, 2006. The 2007 costs were primarily severance accruals related to the closure and overseas transfer of our manufacturing plants and the closure of our St. Louis Music engineering and inside sales functions. The 2006 costs were primarily severance accruals related to reductions in work force from the consolidation of the St. Louis Music and service operations.
Other Expense
Net other expense was $10.2 million for the nine months ended September 30, 2007 as compared to $5.8 million in the nine months ended September 30, 2006. This increase was primarily caused by an increase to interest expense of $2.7 million and the write-off of $2.5 million of unamortized fees related to the prior debt facility as a result of the refinancing of our debt facilities in March 2007. The increase in interest expense is primarily attributable to increasing variable interest rates and increased debt as a result of the $112 million senior secured credit facility.
Income Taxes
Income tax benefit for the first nine months of 2007 was $451,000 compared to income tax expense of $201,000 for the comparable period in 2006. The primary components of the 2007 benefit is the deferred tax benefit recorded as a result of the partial amortization of the deferred tax liability recorded as a result of the acquisition of Martin Audio. This deferred tax benefit was further impacted based on the enactment of a U.K. tax law during the quarter, which reduced the statutory tax rate. This deferred tax benefit was partially offset by current taxes due from our foreign subsidiaries and an increase to our income tax reserve. The primary components of the 2006 tax are the Alternative Minimum Tax, the deferred tax expense recorded as a result of the goodwill that is amortized for tax purposes only from the acquisition of St. Louis Music, Inc. and foreign subsidiary tax expense. The resulting deferred tax liability is not able to be offset against other deferred tax assets.
Liquidity and Capital Resources
As of September 30, 2007, we had cash and cash equivalents of $4.2 million and total debt and short-term borrowings of $101.0 million. At September 30, 2007 we had availability of $10.0 million on our revolving line of credit.
Net Cash Provided by Operating Activities
Cash provided by operating activities was $0.5 million for the nine months ended September 30, 2007, and $1.2 million in the comparable period in 2006. The net loss for the first nine months of 2007 was $10.6 million that included $3.6 million in depreciation and amortization, $2.9 million in amortization and write off of deferred financing fees, $0.2 million in stock based compensation expense, a gain on asset dispositions of $0.5 million, and $0.2 million of non-cash interest expense. In the first nine months of 2007, a decrease to inventories and accounts receivable of $10.2 million and $3.3 million, respectively, provided cash while decreases to accounts payable, accrued liabilities and payable to our former Italian subsidiary, and taxes payable of $7.7 million and $1.1 million, respectively, used cash. The net income for the first nine months of 2006 was $1.2 million that included $3.3 million in depreciation and amortization, $0.5 million in amortization of deferred financing fees and $0.4 million in stock based compensation expense. In the first nine months of 2006, an increase in accounts payable, accrued liabilities and payable to our former Italian subsidiary of $1.1 million provided cash, while increases to inventories and accounts receivable of $4.7 million and $0.7 million, respectively, used cash.
Net Cash Used in Investing Activities
Cash used in investing activities was $35.7 million for the first nine months of 2007 compared to $2.0 million for the first nine months of 2006. The cash used in investing activities for the first nine months of 2007 is primarily related to the acquisition of Martin Audio of $32.0 million and the payment of the St. Louis Music, Inc. future commitment to pay of $3.2 million. The cash used in investing activities in 2006 related to the purchases of capital expenditures.
Net Cash Provided by Financing Activities
Cash provided by financing activities was $39.2 million during the first nine months of 2007, compared to $0.9 million during the first nine months of 2006. Cash provided in the first nine months of 2007 is primarily attributable to a new credit facility of $102 million consisting of a Term Loan A of $20.0 million, a US Term Loan B of $40.0 million, a UK Term Loan B of $30.0 million and a Term Loan C of $12.0 million. Along with this refinance, we paid off our existing credit facility of $67.2 million as of March 30, 2007, which consisted of a revolving loan facility of $26.2 million, a Term Loan A of $11.9 million, a Term Loan B of $14.3 million and a senior subordinated note for $14.8 million. We also paid $2.9 million in financing costs relating to this refinance. Cash provided in the first nine months of 2006 is primarily attributable to borrowings from our bank line of credit of $2.9 million partially offset by payments on our long term debt of $2.0 million.
Ability to Stay in Compliance With Debt Covenants
Under the terms of the Company’s senior secured credit facility, we are required to maintain certain financial ratios, such as a fixed charge coverage ratio and a consolidated leverage ratio. We are also required to meet certain EBITDA targets and adhere to certain capital expenditure limits. As of September 30, 2007, the Company failed to meet its EBITDA targets, fixed charge coverage ratio, and consolidated leverage ratio. On October 17, 2007 the Company entered into a waiver agreement with the lenders effective as of September 30, 2007 with respect to the defaults. The Company paid a fee of $225,000 upon execution of the waiver and the interest rates on Term Loan A increased to Chase Manhattan Bank’s prime rate plus 0.85% or LIBOR plus 3.35%, which equates to 8.48% as of the date of this report, and the interest rate on Term Loans B increased to Chase Manhattan Bank’s prime rate plus 2.95% or LIBOR plus 5.2%, which equates to 10.33% as of the date of this report. The Company is uncertain whether it will meet these covenants in fourth quarter 2007 and can offer no assurances that it will remain in compliance with the terms of the credit agreement during future fiscal periods, that waivers or modifications can be obtained on reasonable terms or at all, or that the Lenders will not restrict the availability of credit under, or declare the Company in default of, the credit agreement. Were the Company to fail to comply with its obligations under the credit agreement and be unable to obtain the required waivers or forbearances, our lenders are permitted to declare an event of default under the credit agreement, make further advances unavailable, and take possession of all or substantially all of the Company’s assets. If our lenders were to declare an event of default under the credit agreement, it could have an adverse effect on the Company.

Commitments
We had the following material contractual commitments related to operating leases for facilities at September 30, 2007. In addition, we had material obligations related to short-term and long-term debt arrangements, excluding our accounts payable, accrued liabilities and taxes payable of $35.0 million at September 30, 2007 (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years

Operating leases	$9,215	$2,554	$4,575	$2,086	$—
Short-term and long-term debt	149,618	13,245	25,761	110,612	—

Total	$158,833	$15,799	$30,336	$112,698	$—

Included in the debt line above is expected future interest expense relating to our $112 million senior secured credit facility.
We also have purchase commitments that range between $28 million to $33 million that are primarily due to our contract manufacturers.
We believe we will have adequate resources to meet our material obligations as they come due through September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our $102.0 million term loans have variable interest rates. As such, changes in U.S. interest rates affect interest paid on debt, and we are exposed to interest rate risk. For the quarter ended September 30, 2007, an increase in the average interest rate of 10%, i.e. from 10.55% to 11.60%, would have resulted in an approximately $272,000 increase in net loss before income taxes. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at September 30, 2007.
Foreign Currency Risk
A majority of our sales are denominated in U.S. Dollars, and during the three months ended September 30, 2007 approximately 26% of our sales were denominated in foreign currencies. We ordinarily do not engage in hedging, rate swaps, or other derivatives as a means to minimize our foreign currency risk and, instead, mitigate that exposure by limiting the portion of our sales that are denominated in other than U.S. Dollars. Assuming the same level of foreign currency denominated sales as in the three months ended September 30, 2007, a 10% decline in the average exchange rates for all these currencies would have caused a decline of approximately $1.3 million, or 3%, of our sales.
The majority of our products are manufactured by foreign third-party contract manufacturers with the majority of the contracts denominated in U.S. Dollars. The exchange rate for these contracts is adjusted quarterly based on the Chinese Yuan Renminbi. Foreign third-party manufacturing creates risks that include fluctuations in currency exchange rates that could affect the price we pay for our product. Our two largest foreign contract manufacturers’ products represented 62.1% of our net sales for the three months ended September 30, 2007. A 10% increase to the cost of the product sold that was manufactured by these two manufacturers would have resulted in an increase to cost of sales for the three months ended September 30, 2007 of approximately $1.5 million.
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
As noted in the Company’s Quarterly Report on Form 10-Q filed on May 25, 2007, during management’s preparation of the financial statements as of and for the three month period ended March 31, 2007, and management’s related review of the Company’s disclosure controls and procedures for such period, management discovered an ambiguity relating to the method for computing gross margin for certain of the Company’s product lines. The determination of the appropriate allocations of expense items to the relevant products resulted in a delay in the Company’s filing of that report and, if left unaddressed, may have been considered a material weakness in the Company’s internal control over financial reporting because it would result in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. Following a review of the Company’s disclosure controls and procedures relating to the computation of gross margin during second quarter 2007, management modified its disclosure controls and procedures relating to such methodology. Those modified disclosure controls and procedures were deemed to be operating effectively for the three months ended September 30, 2007.
As such, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In November 2005, the Company, its subsidiary, St. Louis Music, Inc., and other companies were named as defendants in a lawsuit in the United States District Court, Southern District of Florida. The plaintiff, Ace Pro Sound and Recordings, claims that a leading United States retailer of musical products gave notice to the Company and six other defendants that it would no longer trade with plaintiff and that the seven defendants then refused to trade with plaintiff in violation of federal antitrust laws. As of the end of the quarter ended September 30, 2007, this matter has been resolved.
Item 2. Risk Factors
As of September 30, 2007, the Company failed to meet certain EBITDA targets, fixed charge coverage ratio and consolidated leverage ratio required under the terms of its $112 million senior secured credit facility. On October 17, 2007 the Company entered into a waiver agreement with the lenders with respect to the defaults effective as of September 30, 2007, but such covenants will remain in effect and unwaived for subsequent financial periods. The Company paid a fee of $225,000 upon execution of the waiver and the interest rates on Term Loan A increased to Chase Manhattan Bank’s prime rate plus 0.85% or LIBOR plus 3.35%, which equates to 8.48% as of the date of this report, and the interest rate on Term Loans B increased to Chase Manhattan Bank’s prime rate plus 2.95% or LIBOR plus 5.2%, which equates to 10.33% as of the date of this report. The waiver fee and the increased interest rates will increase the expected financing fees associated with this loan by approximately $531,000 annually without giving effect to any fluctuations in LIBOR.
The Company is uncertain whether it will meet these covenants in fourth quarter 2007 and can offer no assurances that it will remain in compliance with the terms of the credit agreement during future fiscal periods. The Company’s failure to remain in compliance with the terms of the credit agreement is likely to have significant negative consequences. The Company may be unable to obtain waivers or modifications of the credit agreement on reasonable terms or at all, or the lenders may restrict the availability of credit under, or declare the Company in default of, the credit agreement. Were the Company to fail to comply with its obligations under the credit agreement and be unable to obtain the required waivers or forbearances, our lenders are permitted to declare an event of default under the credit agreement, make further advances unavailable, and take possession of all or substantially all of the Company’s assets. If our lenders were to take possession of all or substantially all of the Company’s assets, it could have a material adverse impact on the Company’s ability to conduct its business in the future. Alternatively, if our lenders were to enter into a waiver agreement for any subsequent defaults of the credit agreement, the fees associated with such waivers could be significant.
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

LOUD Technologies Inc.
(Registrant)

Dated: November 14, 2007	By:	/s/ James T. Engen
James T. Engen
Chairman, President and Chief Executive Officer

Dated: November 14, 2007	By:	/s/ Gerald Y. Ng
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