Form 10-K
period 2007-12-31
LOUD TECHNOLOGIES INC
filed 2008-03-31
CIK 946815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-26524

LOUD TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Washington	91-1432133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of registrant at June 30, 2007 was approximately $11,101,965 based upon the closing price of the registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2007 of $8.89. Per-share data contained in this report reflect the 1-for-5 reverse split effected on November 17, 2005.

On March 28, 2008, 4,858,941 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2008 annual meeting of stockholders (including amendments thereto) are incorporated by reference into Part III of this Form 10-K

LOUD TECHNOLOGIES INC.
FORM 10-K

For the Year Ended December 31, 2007

PART I

Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2007, particularly including but not limited to the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain “forward-looking statements” within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Such forward-looking statements include among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar expressions. Actual results could differ materially and adversely from those discussed in this report. Factors that could cause or contribute to such differences include but are not limited to the risks discussed in the “Risk Factors” section in Item 1A. Readers are cautioned not to place undue reliance on these forward-looking statements, and should recognize that these statements are accurate only as of the date of this report and will not be updated to reflect future developments.

Item 1.	Business

Overview

LOUD Technologies Inc. (“LOUD” or the “Company”) was founded in 1988. The Company was incorporated in Washington under the name Mackie Designs Inc., and subsequently changed its name to LOUD Technologies Inc. LOUD is one of the world’s largest dedicated professional audio and music products companies. As the corporate parent for world-recognized brands Alvarez®, Ampeg®, Crate®, EAW®, Knilling®, Mackie®, Martin Audio®, SIA® and TAPCO®, LOUD engineers, manufactures, markets and distributes a wide range of professional audio and musical instrument products worldwide. Additionally, LOUD is a distributor of branded professional audio and music accessories through our SLM Marketplace catalog.

Our product lines include sound reinforcement speakers, analog mixers, guitar and bass amplifiers, professional loudspeaker systems, and branded musical instruments. These products can be found in professional and project recording studios, video and broadcast suites, post-production facilities, sound reinforcement applications including churches and nightclubs, retail locations, and on major musical concert tours. We distribute our products primarily through retail dealers, mail order outlets and installed sound contractors. Our primary operations are in the United States with other operations in the United Kingdom, Canada, China and Japan.

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc., a Missouri-based manufacturer, distributor and importer of guitar and bass amplifiers, branded musical instruments, and professional audio products. This transaction is explained in more detail in Note 16 of the accompanying financial statements.

On April 11, 2007, we acquired all of the outstanding capital stock of Martin Audio, Ltd. (“Martin Audio”), a UK-based manufacturer of loudspeakers and related equipment. This transaction is explained in more detail in Note 16 of the accompanying financial statements. In order to facilitate this acquisition, on March 30, 2007 we completed a refinancing and closed on a new $112 million senior secured credit facility. The financial covenants related to this credit facility were amended on March 6, 2008. These transactions are explained in more detail in Note 10 of the accompanying financial statements.

As a condition to entering into a waiver and amendment to the senior secured credit facility on March 6, 2008 waiving certain defaults of the financial covenants of the senior secured credit facility, the lender requested that the Company seek $7.5 million in subordinated financing. In response to this request, on March 18, 2008 we issued a $7.5 million Convertible Senior Subordinated Secured Promissory Note due 2012 to our controlling stockholder, Sun Mackie that is secured by all of the assets of the Company now owned and thereafter acquired. This transaction is explained in more detail in Note 18 of the accompanying financial statements.

As of December 31, 2007, 3,409,382 shares, representing 73.8% of our outstanding common stock, were owned by affiliates of Sun Capital Partners, Inc., a private investment firm. Accordingly, we are a controlled company within the meaning of the NASD rules governing companies listed on the Nasdaq Capital Market and, as discussed in greater detail below and in our proxy statement for our 2007 annual shareholder meeting, we are therefore exempt from application of certain of the corporate governance rules, particularly including those relating to independent board composition and compensation and nominating committee requirements.

Our stock trades on the Nasdaq Capital Markettm under the symbol “LTEC”.

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

Martin Audio is world-class loudspeaker systems with leading edge designs.

Distribution and Sales

Sales to customers in the United States represented 53%, 66% and 63% of our total net sales in 2007, 2006 and 2005, respectively. In the United States, for EAW products, we use a network of independent representatives. These products are sold in musical instrument stores, professional audio outlets and several mail order outlets. For Alvarez, Ampeg, Crate, Mackie, St. Louis Music Accessories, Tapco, Knilling and Martin Audio products, we use a dedicated, domestic employee sales force (we employed approximately 22 salespersons as of December 31, 2007) that sells to musical instrument stores, retail locations, professional audio outlets and several mail order outlets. Sales to our top 10 U.S. dealers represented approximately 23%, 29% and 27% of net sales made in 2007, 2006 and 2005, respectively. One dealer, Guitar Center, Inc., accounted for approximately 16%, 19% and 17% of net sales in 2007, 2006 and 2005, respectively. Guitar Center, Inc. was the only dealer accounting for over 10% of net sales during any one year during this period.

Internationally, our products are offered direct to dealers in the United Kingdom, Canada, France, Germany, Belgium, Netherlands and Luxembourg primarily through our subsidiaries in the United Kingdom and Canada. We also sell direct to dealers in Japan. Our products are also distributed through local distributors in countries where we do not have direct operations. No single international distributor accounted for more than 10% of international net sales during any one year in this period.

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

Product support specialists are located in Woodinville, Washington and Whitinsville, Massachusetts to provide direct technical service and support. Technical support is provided either through a toll-free number or web-based support during scheduled business hours, and via the website after business hours. Customers requiring warranty service or repair on products sold in the United States are instructed to contact Technical Support via telephone or the web. Once Technical Support validates the warranty claim, depending on the product and the nature of the problem, we offer an advance replacement unit or a warranty repair at one of our authorized service center locations throughout the United States. Internationally, our subsidiaries in the United Kingdom, as well as our independent distributors, are utilized to provide product support and are also responsible for warranty repairs for products sold into their markets. Additionally, certain products returned to stock are processed through a contract repair facility in Shanghai, China.

Research and Development

We pride ourselves on employing the top engineering and product design talent in the professional-audio and musical instrument industries. Research and development teams are located in Woodinville, Washington; Whitinsville, Massachusetts; High Wycombe, United Kingdom; Shenzhen, China; and Victoria, B.C., Canada. We also utilize contract engineering service groups to supplement our in-house personnel. Research and development activities by LOUD Technologies during 2007, 2006 and 2005 was approximately $11.6 million, $11.8 million, and $10.3 million, respectively.

Competition

The professional audio and musical instrument industries are fragmented and highly competitive. There are numerous manufacturers, which run the gamut from large to small manufacturers both domestic and international, and offer products that vary widely in price and quality and are distributed through a variety of channels. LOUD competes primarily on the basis of product quality and reliability, price, ease of use, brand name recognition and reputation, ability to meet customers’ changing requirements and customer service and support. We compete with a number of professional audio and musical instrument manufacturers, several of whom have significantly greater development, sales and financial resources. Our primary market competitors are subsidiaries of Bosch GmbH; Fender Musical Instruments Corporation; Harman International Industries; and Yamaha Corporation.

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

Manufacturing

In 2006, we began the process of transferring our remaining domestic manufacturing overseas. All of our domestic manufacturing plants were closed by the end of the second quarter of 2007 as our overseas contract manufacturers ramped up to full production of our products. Our overseas manufacturers are supported by a team of our employees, located in China, who are responsible to audit quality procedures, manage and facilitate the transition of products from design to manufacturing and to ensure timely delivery of purchased product.

Employees

As of December 31, 2007, we had 533 full-time equivalent employees, including 111 in marketing, sales and customer support; 143 in research and development; 191 in manufacturing, manufacturing support and manufacturing engineering; and 88 in administration and finance. Of our employees as of December 31, 2007, 396 were located in the United States, 25 were located in Canada, 70 were located in Europe and 42 were located in Asia. Also as of December 31, 2007, 33 were members of an organized labor union. We laid off approximately 226 employees during 2007, primarily in the manufacturing and manufacturing support areas.

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

Controlled Company.  As of March 25, 2008 approximately 76% of our voting stock was beneficially owned by Sun Mackie, LLC, an affiliate of Sun Capital Partners, Inc., a Florida-based private equity firm. As a result of our issuance of a convertible debt obligation to Sun Mackie, LLC, Sun Mackie, LLC may increase its beneficial ownership to approximately 85% of outstanding common stock upon conversion of the principal balance of our Senior Subordinated Secured Convertible Note. By virtue of that ownership Sun Mackie has the power to nominate and designate all of the members of our board of directors, and directly or indirectly control substantially all aspects of our operations. Because of its concentration of ownership, for example, Sun Mackie, LLC, has the ability to require or prohibit any action over which our shareholders have control, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure and the composition of our board of directors. As a result, Sun Mackie, LLC, may vote its shares of capital stock to cause us to take actions that may conflict with the best interests of our unaffiliated stockholders, which could adversely affect our results of operations and the trading price of our common stock.

Moreover, as a result of this ownership arrangement, we rely on exemptions from certain Nasdaq corporate governance standards. Under the Nasdaq Marketplace Rules, a company of which more than 50% of the voting power is held by a single person or a group of people is a “controlled company” and may elect not to comply with certain Nasdaq Global Select Market corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors, and (3) the requirement that director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process. Unless we cease to rely on these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq Global Select Market corporate governance requirements.

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

The agreements also provide, among other matters, restrictions on additional financing, dividends, mergers, acquisitions, and an annual capital expenditure limit. The covenants in these credit agreements may restrict our operations. If we are unable to generate adequate levels of sales and operating profit, our lenders could declare us to be in default of our obligations. As discussed below in greater detail, in February 2007 we notified our senior lender that we were in breach of certain financial covenants in our senior credit facility. We received a forbearance from this lender that continued in effect until we completed the refinancing of our March 30, 2007 credit facility. Also discussed below in greater detail, we failed to meet our EBITDA targets, fixed charge coverage ratio, and consolidated leverage ratio at September 30, 2007 and December 31, 2007. On October 17, 2007 and March 6, 2008, we entered into waiver agreements with the lenders with respect to the defaults. Also discussed below in greater detail, on March 6, 2008, we entered into an amendment to our current credit agreement. We believe we will maintain compliance with the terms of our current credit facility and with our other financing arrangements, but if we fail to comply, there is no assurance that the lenders would grant waivers or agree to restructure our debt or that we would be able to obtain other financing. If we default on our debt, our lenders have a variety of remedies against us including accelerating all amounts so that they come due immediately and foreclosing on their security interests, which would allow the creditors to take possession of all of our assets. Moreover, certain of our debt obligations are cross-defaulted, which means that a default under one of the agreements causes a default against each other credit agreement. In such instances, if we were required to obtain alternate financing in a very short period of time, we might have to suspend or discontinue our operations, liquidate our assets or take other measures that would result in a material adverse effect upon our financial condition and results of operations.

We were in default of certain financial covenants in our senior secured loan facility at December 31, 2006. On March 5, 2007 we entered into a Forbearance and Consent Agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. as lender, whereby Merrill Lynch Business Financial Services Inc. agreed to forbear from exercising its rights and remedies for default under the credit facility. The Forbearance and Consent Agreement ended on March 30, 2007, when we refinanced the principal balances owing under this credit facility through a structured financial transaction with Ableco Finance LLC (“Ableco”) and certain other lenders (including our controlling stockholder) for up to $112 million in the form of a senior secured credit facility. This transaction and the impact to our liquidity are explained in more detail in Note 10 of the accompanying financial statements.

We failed to meet our EBITDA target, fixed charge coverage ratio, and consolidated leverage ratio related to the Ableco credit facility as of September 30, 2007 and December 31, 2007. With respect to the September 30, 2007 default, we entered into a waiver agreement on October 17, 2007 with the lenders effective as of September 30, 2007. We paid a fee of $225,000 upon execution of the waiver and the interest rates on Term Loan A increased to Chase Manhattan Bank’s prime rate plus 0.85% or LIBOR plus 3.35% and the interest rates on Term Loans B increased to Chase Manhattan Bank’s prime rate plus 2.95% or LIBOR plus 5.2%. With respect to the December 31, 2007 default, we entered into a waiver agreement on March 6, 2008 with the lenders effective as of December 31, 2007. We paid a fee of $100,000 upon execution of the waiver.

On March 6, 2008, we entered into an Amendment related to the Ableco credit facility. The Amendment modifies certain definitions used in the Financing Agreement and requires us to reduce the balance outstanding under the Financing Agreement by $7.5 million. The Amendment modifies the definition of “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to change the calculations pursuant to these terms, as well as other terms used in the Financing Agreement.

As a condition to entering into the Amendment, our lender has requested that we seek $7.5 million of subordinated financing. On March 18, 2008, we issued to our controlling stockholder, Sun Mackie, a $7.5 million Convertible Senior Subordinated Secured Promissory Note due 2012 (the “Note”) that is secured by all of the assets of the Company now owned and thereafter acquired. The Note bears interest at a rate of 15.25% per annum, payable in kind until maturity, and is convertible into common stock at a conversion price of $5.00. We paid Sun Mackie a fee of $150,000 upon issuance of the Note, and have agreed to pay all of Sun Mackie’s expenses associated with its entry into the note. This transaction is explained in more detail in Note 18 of the accompanying financial statements.

Our credit arrangements generally accrue interest based on variable short-term interest rates. Increases in the prime rate or LIBOR would increase our interest expense, which would adversely affect our profitability and cash flows.

Related Party Transactions.  We are party to certain contracts with Sun Mackie, LLC, our controlling shareholder, and certain contracts with affiliates of Sun Mackie, LLC. These relationships may create actual or potential conflicts of interest.

For example, on March 18, 2008, after the period covered by this report, we issued a Senior Subordinated Secured Convertible Note in the principal amount of $7,500,000. That note bears interest at a rate of 15.25% per annum and is payable in kind, meaning that accruing interest not paid in cash is payable in additional notes having the same terms. The notes are convertible at any time at the election of Sun Mackie, LLC, into shares of our common stock, and the number of shares issuable upon conversion is equal to the then-outstanding principal balance (including interest) of the notes, divided by $5.00. This conversion rate represents a discount from the reported market price of our common stock at the close of business on March 17, 2008, the day prior to our issuance of that note. This discount causes the Note to have a beneficial conversion feature which will cause additional interest expense to be recorded in future periods that is not factored into the 15.25% rate.

Additionally, we pay an affiliate of Sun Mackie, LLC, an annual management fee of $400,000, or 6% of EBITDA, not to exceed $1,000,000 plus expense reimbursements which totaled approximately $948,000 and $1,048,000 in 2007 and 2006, respectively, in exchange for their contributions to our management and for the service of Sun Mackie’s affiliates on our board of directors. In addition, Sun Mackie, LLC, and its affiliates face only limited restrictions on their ability to compete with us. Accordingly, there may arise conflicts of interest that restrict or inhibit our ability to operate our business, make acquisitions and obtain financing.

Finally, we have had in the past, and may in the future enter into, commercial agreements or financing arrangements with one or more companies in which Sun Mackie, LLC, or its affiliates, has an interest. There can be no assurance that any such transactions has approximated, or in the future will approximate, benefits or value that might be obtained from unrelated parties bargaining at arms’ length.

Sales Concentration.  One customer, Guitar Center, Inc., represents a significant portion of our sales. In 2007, 2006, and 2005, Guitar Center, Inc. accounted for approximately 16%, 19% and 17%, respectively, of our net sales. We anticipate that this customer will continue to represent a significant portion of our sales, however Guitar Center, Inc. is not under any obligation, by contract or otherwise, to continue purchasing products from us. If the relationship with Guitar Center, Inc. were to deteriorate for any reason we could lose a portion of our net sales revenues, which would have an adverse impact on our results of operations, liquidity and financial condition.

Acquisition Matters.  We have entered, and may in the future enter, into strategic transactions, including strategic supply and service agreements and acquisitions of other assets and businesses. Any such transactions can be risky, may require a disproportionate amount of our management and financial resources and may create unforeseen operating difficulties or expenditures, including:

•	difficulties in integrating acquired technologies and operations into our business while maintaining uniform standards, controls, policies and procedures;

•	obligations imposed on us by counterparties in such transactions that limit our ability to obtain additional financing, our ability to compete in geographic areas or specific lines of business, or other aspects of our operational flexibility;

•	increasing cost and complexity of assuring the implementation and maintenance of adequate internal control and disclosure controls and procedures, and of obtaining the reports and attestations required under the Securities Exchange Act of 1934;

•	difficulties in consolidating and preparing our financial statements due to poor accounting records, weak financial controls and, in some cases, procedures at acquired entities not based on U.S. GAAP particularly those entities in which we lack control; and

•	inability to predict or anticipate market developments and capital commitments relating to the acquired company, business or technology.

Some of our business acquisitions have increased, or in the future may increase, our level of difficulty in maintaining our financial reporting controls. In addition, acquisitions of, and investments in, businesses organized outside the United States often can involve additional risks, including:

•	difficulties, as a result of distance, language, legal or cultural differences, in developing, staffing and managing foreign operations;

•	lack of control over our equity investees and other business relationships;

•	currency exchange rate fluctuations;

•	longer payment cycles;

•	credit risk and higher levels of payment fraud;

•	foreign exchange controls that might limit our control over, or prevent us from repatriating, cash generated outside the United States;

•	potentially adverse tax consequences;

•	expropriation or nationalization of assets;

•	difficulties in foreign corporate law that have and may create additional administrative burdens and legal risks;

•	increased management time and resources to manage overseas operations;

•	trade barriers and import and export restrictions; and

•	political or social unrest and economic instability.

The anticipated benefit of any of our strategic transactions may never materialize. Future investments, acquisitions or dispositions, or similar arrangements could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Any such transactions may require us to obtain additional equity or debt financing, which may not be available on favorable terms, or at all. We have experienced certain of these risks in connection with our acquisitions and investments in the past, and the occurrence of any of these risks in the future may have a material effect on our business.

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

Variability in Quarterly Operating Results.  Our operating results will vary from quarter to quarter. Sales in each quarter is substantially dependent on orders received within that quarter as well as product availability. Our expenditures in each quarter are based on investment plans and our best estimates of future sales. We may, therefore, be unable to reduce spending if sales decline in a given quarter quickly enough to prevent adverse impacts on our operating results for such quarters. Moreover, results of operations for any one quarter are not necessarily indicative of results for any future period.

Other factors which could cause fluctuations in quarterly results to occur include:

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

Use of Contract Distribution Centers.  We store and ship the majority of our products from our Woodinville, Washington and St. Louis, Missouri locations. In addition, we utilize contract distribution centers in Europe, Asia and Canada. These distribution centers may encounter personnel issues, business disruptions, information systems outages or other disruptions, which may not be remedied quickly, resulting in delays in shipments of our products. Failure to maintain adequate systems and internal controls at these facilities could result in customer shipments being delayed or otherwise improperly transacted, potentially resulting in lost revenue, products or customers.

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

Consumer Products Regulations.  In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission, the Consumer Products Safety Commission and Underwriters’ Laboratories. Internationally, our products may be required to comply with regulations or standards established by consumer protection or telecommunications authorities in the countries into which we sell our products, as well as standards established by various multinational or extranational bodies. These regulations are becoming more common and the trend is to impose greater restrictions upon products such as ours. For example, the European Union recently adopted a directive on the restriction of certain hazardous substances in electronic and electrical equipment, known as RoHs, and has enacted the Waste Electrical and Electronic Equipment, or WEEE, directive applicable to persons who import electrical or electronic equipment into Europe. Similarly, California has a consumer protection measure that requires us to identify or eliminate potential hazardous components used in our products.

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

Sarbanes-Oxley Compliance.  Section 404 of the Sarbanes-Oxley Act of 2002 requires us, like all other publicly traded companies, to perform an evaluation of our internal control over financial reporting and have our auditors attest to such evaluation. However, the SEC has currently delayed the effectiveness of the regulations that would require us to file these reports. Currently, the SEC has postponed the requirement for non-accelerated filers to provide management’s report on internal control until after its annual report for the period ended December 31, 2008, and the auditor’s attestation report after it files its annual report for the fiscal year ended December 31, 2009. However, it is possible that the SEC will further postpone the requirements to later dates. When such requirement is implemented, we will have to establish an ongoing program to perform the system and process evaluation and testing necessary for compliance. If we do not establish and maintain an effective system of internal control and address and remediate any material weaknesses and other significant deficiencies, the reliability of our periodic reports on Form 10-Q and annual report on Form 10-K may be compromised. In addition, reporting any material weakness may negatively impact investors’ perception of us. Finally, if we fail to complete our evaluation on a timely basis and in a satisfactory manner or if management or our auditors are unable to attest on a timely basis to the adequacy of our internal controls, we may be subject to additional regulatory scrutiny and to a loss of public confidence in our internal controls over financial reporting.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We owned one building, a 63,250 square foot building located on 7.66 acres in Yellville, Arkansas, which was used primarily for manufacturing. The sale of the Yellville, Arkansas facility closed on March 30, 2007 and we turned over possession to the new owner on April 30, 2007.

The remainder of our facilities are leased. We lease additional smaller facilities in the United States, Canada, Europe and Asia for our regional sales and support offices. We believe these properties are adequate for our current anticipated needs.

		Area Leased
Type	Location	(Sq. Feet)	Lease Expiration

Warehouse	Woodinville, WA	80,000	July 31, 2011
Corporate headquarters and warehouse	Woodinville, WA	90,000	December 31, 2011
R&D facility	Whitinsville, MA	66,000	May 31, 2010
Warehouse	St. Louis, MO	46,000	June 30, 2009
Office space and warehouse	St. Louis, MO	93,000	Month to month
Office space and manufacturing facility	High Wycombe, UK	33,000	September 26, 2011

Item 3.	Legal Proceedings

In November 2005, LOUD Technologies Inc. and its subsidiary, St. Louis Music, Inc., were named as defendants in a lawsuit in the United States District Court, Southern District of Florida. The plaintiff, Ace Pro Sound and Recordings, claims that a leading United States retailer of musical products gave notice to us and six other defendants that it would no longer trade with the plaintiff and that the seven defendants then refused to trade with plaintiff in violation of federal antitrust laws. As of the end of the year ended December 31, 2007, this matter has been resolved.

Item 4.	Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

As of December 31, 2007, there were 4,618,942 common stock shares of LOUD Technologies Inc. issued and outstanding and approximately 55 shareholders of record. The following table shows the high and low sales prices for our common stock for the periods indicated.

	Common Stock
	High	Low

Year Ended December 31, 2007:
Fourth Quarter	$8.94	$5.53
Third Quarter	$10.35	$7.00
Second Quarter	$11.78	$5.25
First Quarter	$15.80	$10.30
Year Ended December 31, 2006:
Fourth Quarter	$17.50	$9.25
Third Quarter	$19.20	$14.50
Second Quarter	$18.73	$13.53
First Quarter	$19.80	$12.25

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

On August 29, 2005 we issued 51,547 shares of common stock, par value $14.55 per share, to certain institutional and accredited investors in accordance with Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The consideration for these shares was cash in the amount of $750,000 and the proceeds of such sale were used for debt retirement and working capital.

Equity Compensation Plan Information

The Company has a shareholder-approved equity plan that enables the compensation committee of the board of directors to make stock option awards.

The table below provides information, as of December 31, 2007, concerning securities under current and former equity compensation plans.

	(a)	(b)	(c)
	Number of Securities to be	Weighted-Average	Number of Securities Remaining
	Issued Upon Exercise of	Exercise Price of	Available for Future Issuance Under
	Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Securities Reflected in Column(a))

Equity compensation plans approved by security holders	365,216	15.22	1,080,335

Total	365,216	15.22	1,080,335

During 2003, our board of directors adopted the 2003 Stock Option Plan (the “2003 Plan”), authorizing options to purchase 345,600 shares of common stock. The 2003 Plan calls for options to be non-qualified stock options with exercise prices equal to the fair value of the stock on the date granted. Options generally vest over a five-year period and expire on the earlier of ten years from grant date or three months from termination. If an option holder is terminated for cause, as defined in the 2003 Plan, the options would terminate a day prior to termination. At December 31, 2007, 178,000 shares of common stock were available for future grants under the 2003 Plan.

The Company also has a 1995 Stock Option Plan (the “1995 Plan”), which authorized 1.3 million shares of common stock for grants. The exercise price of incentive stock options granted under the 1995 Plan may not be less than the fair value of the common stock on the date of grant. The exercise price of nonqualified stock options granted under the plan may be greater or less than the fair value of the common stock on the date of grant, as determined by the stock option committee of the board of directors at its discretion. Options generally vest over a four- to five-year period and expire no later than ten years after the date of grant or three months from termination. At December 31, 2007, 902,000 shares of common stock were available for future grants under the 1995 Plan.

Stock Performance Graph

The following graph compares the cumulative total shareholder return for the Company’s stock at December 31, 2007 since December 31, 2002 to the cumulative return over such period of (1) the Total Return Index of the NASDAQ Composite and (2) the Total Return Index of the NASDAQ Electronic Components. The graph assumes that on December 31, 2002, $100 was invested in the common stock of the Company and in each of the comparative indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LOUD Technologies, The NASDAQ Composite Index
And The NASDAQ Electronic Components Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data(a):
Net sales	$208,253	$215,033	$204,328	$123,276	$130,766
Gross profit	59,985	71,452	65,324	41,349	29,310
Operating expenses	59,301	62,671	56,816	40,043	44,974
Net income (loss) from continuing operations	(12,586)	625	930	(2,291)	(15,412)
Net income (loss) from discontinued operations	—	—	2,827	—	(6,383)
Net income (loss)	(12,586)	625	3,757	(2,291)	(21,795)
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(2.60)	$0.13	$0.20	$(0.52)	$(3.94)
Net income (loss) from discontinued operations	—	—	0.59	—	(1.63)

Basic net income (loss) per share	$(2.60)	$0.13	$0.79	$(0.52)	$(5.57)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(2.60)	$0.13	$0.19	$(0.52)	$(3.94)
Net income (loss) from discontinued operations	—	—	0.57	—	(1.63)

Diluted net income (loss) per share	$(2.60)	$0.13	$0.76	$(0.52)	$(5.57)

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheets Data:
Working capital	$39,211	$27,559	$27,305	$1,764	$2,582
Total assets	$143,578	$105,756	$95,545	$60,795	$50,422
Long-term debt(b)	$92,358	$40,105	$40,944	$11,612	$16,262
Shareholders’ equity (deficit)	$(1,717)	$10,205	$9,087	$3,320	$832

(a)	The consolidated statements of operations data for the year ended 2003 has been restated for discontinued operations.

(b)	Long-term debt excludes current portion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operating results for 2007 were substantially impacted by restructuring costs incurred during the manufacturing transition to Asia and the general softening in the demand for most of our product lines. Although this softening was partially offset by the inclusion of results of Martin Audio of $1.3 million for the period April 11, 2007 through December 31, 2007, our operating results decreased $8.1 million when compared to 2006. For the twelve months ended December 31, 2007, net sales decreased 3.2% to $208.3 million from $215.0 million for 2006. The decrease in net sales is primarily related to the softening in the demand for our products. The decrease is partially offset by the inclusion of the results of Martin Audio of $20.9 million for the period April 11, 2007 through December 31, 2007. Our operating income for 2007 decreased by 92.2% to $0.7 million, representing 0.3% of sales, compared to the operating income for 2006, which was $8.8 million, representing 4.1% of net sales. Net loss declined to $12.6 million, or $2.60 per diluted share, compared to net income of $0.6 million, or $0.13 per diluted share, for 2006.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities.

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

Inventory Valuation.  LOUD inventories are reported at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Demonstration products used by our sales representatives and marketing department (including finished goods that have been shipped to customers for evaluation) are included in our inventories. Market value adjustments are recorded for excess and obsolete material, slow-moving product, service and demonstration products. We base judgments regarding the carrying value of our inventory upon current market conditions. Current market conditions depend upon competitive product introductions, customer demand and other factors. In the event that the market changes related to products that have been previously released, we may be required to write down the cost of our inventory to reflect this change in the market.

Allowance for Doubtful Accounts.  Estimates relating to the collectibility of our accounts receivable are ongoing and we maintain an allowance for estimated losses resulting from the inability of our customers to meet their financial obligations to us. We consider our historical level of credit losses to determine the amount of the allowance and we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations of those customers. Since unforeseen changes in the financial stability of our customers cannot be predicted, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of a customer were to deteriorate and it was unable to make payments when due, a larger allowance may be required. In the event we determine that a smaller or larger allowance for estimated losses is appropriate, we would record a credit or a charge to the selling, general, and administrative expense in the period in which the adjustment to the allowance for estimated losses was made.

Long-lived Assets.  We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Significant business judgment is used to assess events and factors which might trigger impairment of long-lived assets, including significant underperformance relative to expected operating results, significant changes in the use of the assets or the strategy for our overall business, and/or significant negative industry or economic trends. As we continue to review our distribution methods and transition our manufacturing to third parties, this may result in circumstances where the carrying value of certain long-lived assets may not be recoverable.

Goodwill and Other Intangible Assets.  We assess the impairment of goodwill on an annual basis during our fourth fiscal quarter, or upon the occurrence of events or changes in circumstances that indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. A reporting unit is considered to be a brand or group of brands. Factors we consider important which could trigger an impairment review include the following:

•	Poor economic performance relative to historical or projected future operating results;

•	Significant negative industry, economic or company specific trends;

•	Changes in the manner of our use of the assets or the plans for our business; and

•	Loss of key personnel.

If we were to determine that the fair value of the reporting unit was less than its carrying value (including the value of goodwill) based upon the annual test or the existence of one or more of the above indicators of impairment, we would measure impairment based on a comparison of the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value following this allocation is the implied fair value of the goodwill of the reporting unit. To the extent the carrying amount of the reporting unit goodwill is greater than the implied fair value of the reporting unit goodwill, we would record an impairment charge of the difference. There were no impairments related to goodwill for the Fiscal Year ended December 31, 2007.

Revenue Recognition.  Revenues from sales of products, net of sales discounts, returns and allowances, are generally recognized upon shipment under a customer agreement when the following have occurred: the risk of loss has passed to the customer; all significant contractual obligations have been satisfied; the fee is fixed or determinable; and collection of the resulting receivable is considered probable. Products are generally shipped “FOB shipping point” with no right of return. We do provide products to some dealers who finance their purchases through finance companies. We have a manufacturer’s repurchase agreement with the finance companies. We defer the revenue and related cost of goods sold of these sales at the time of the sale and recognize the revenue and related cost of goods sold of these sales when the right of return no longer exists. Sales with contingencies (such as rights of return, rotation rights, conditional acceptance provisions and price protection) are rare and not material. We generally warrant our products against defects in materials and workmanship for periods of between one and six years, with the exception of Alvarez Yairi guitars, which have a limited lifetime warranty. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

Income Taxes.  In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, it may materially impact the tax provision in the Statement of Operations.

Accounting for Acquisitions.  Significant business judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of trademarks, customer relationships, and developed technology includes the use of estimates such as:

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales

Net sales decreased by 3.2% to $208.3 million in 2007 from $215.0 million in 2006. We have experienced general softening in the demand for most of our product lines over the last 18 months. These trends are reflective of challenges facing our major customers and the industry as a whole. These trends were partially offset by the inclusion of sales of Martin Audio products from April 11, 2007 through December 31, 2007 of $20.9 million. We have one significant customer who represented approximately 16% and 19% of our total net sales in 2007 and 2006, respectively. U.S. sales represented approximately 53% of our net sales in 2007, compared to approximately 66% in 2006.

Gross Profit

Gross profit decreased by 16.0% to $60.0 million, or 28.8% of net sales, in 2007 from $71.5 million, or 33.2% of net sales, in 2006. Included in gross profit was $1.3 million related to Martin Audio for the period April 11, 2007 through December 31, 2007 which was negatively affected by $1.6 million due to recording Martin Audio’s inventories at fair value as a result of the purchase price allocation of Martin Audio. Gross profit was also reduced by the costs associated with the domestic factory shutdowns and additional sales discounting done in the first quarter of 2007 to reduce the carrying balances of our inventories at December 31, 2006. Excluding the $1.6 million fair value adjustment for Martin Audio’s inventory, gross profit percent for 2007 was 29.6%.

Selling, General and Administrative

Selling, general and administrative expenses decreased by 7.2% to $45.8 million, or 22.0% of net sales in 2007, from $49.3 million, or 22.9% of net sales in 2006. The decrease was primarily attributable to the effect of cost-cutting programs implemented in 2006 partially offset by costs related to Martin Audio of $4.2 million for the period April 11, 2007 through December 31, 2007.

Research and Development

Research and development expenses decreased by 1.7% to $11.6 million, or 5.6% of net sales in 2007, from $11.8 million, or 5.5% of net sales in 2006. The decrease was primarily attributable to the effect of cost-cutting programs implemented in late 2006 and continuing into 2007 partially offset by costs related to Martin Audio of $1.2 million for the period April 11, 2007 through December 31, 2007.

Other Expense

Net other expense increased by 77.4% to $13.7 million in 2007, from $7.7 million in 2006. This increase was attributable primarily to an increase to interest expense of $3.9 million and the write-off of $2.5 million of unamortized fees related to the prior debt facility as a result of the refinancing of our debt facilities in March 2007. The increase in interest expense is primarily attributable to increasing variable interest rates and increased debt as a result of the $112 million senior secured credit facility.

Management fees are paid quarterly to Sun Capital Partners Management, LLC, an affiliate of our principal shareholder, and are calculated as the greater of $0.4 million annually or 6% of EBITDA, not to exceed $1.0 million per year. Of the $0.9 million of management fees expensed during 2007, $0.8 million relates to the 2007 EBITDA calculation and $0.1 million is miscellaneous expenses incurred by Sun Capital Partners Management, LLC, for which they are entitled to reimbursement pursuant to our Management Services Agreement dated February 21, 2003. Of the $1.1 million of management fees expensed during 2006, $1.0 million relates to the 2006 EBITDA calculation and $0.1 million is miscellaneous expense incurred by Sun Capital Partners Management, LLC.

Income Tax Expense

The income tax benefit was $436,000 in 2007 compared to income tax expense of $431,000 in 2006. The primary components of the 2007 benefit is the deferred tax benefit recorded as a result of the partial amortization of the deferred tax liability recorded as a result of the acquisition of Martin Audio. This deferred tax benefit was further impacted by the enactment of a U.K. tax law during 2007, which reduced the statutory tax rate. This deferred tax benefit was partially offset by current taxes due from our foreign subsidiaries and an increase to our income tax reserve. The primary components of the 2006 taxes are the Alternative Minimum Tax, changes in our income tax reserve, deferred tax expense recorded as a result of the goodwill that is amortized for tax purposes only from the St. Louis Music, Inc. acquisition, and foreign subsidiary tax expense.

As of December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $32.6 million, which if not utilized would begin to expire in 2024. Approximately $31.0 million of these loss carryforwards relate to the United States and United Kingdom. Approximately $1.6 million of these loss carryforwards relate to our discontinued operation in France, which we believe we will not be able to realize. We have recorded a valuation allowance for all of the net deferred tax assets related to the United States as a result of uncertainties of future taxable income necessary for the realization of these net assets.

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

Other Expense

Net other expense increased $0.2 million, or 2.6% from $7.5 million in 2005 to $7.7 million in 2006. This increase was related primarily to an increase in interest expense partially offset by decreases to management fees and other expenses.

Of the $1.1 million of management fees expensed during 2006, $1.0 million is attributable to the 2006 EBITDA calculation and $0.1 million is miscellaneous expenses incurred by Sun Capital Partners Management, LLC. Of the $1.2 million of management fees expensed during 2005, $1.0 million is attributable to the 2005 EBITDA calculation, $0.1 million is a correction to the management fee owed for the 2004 EBITDA calculation, and the remaining amount is miscellaneous expenses incurred by Sun Capital Partners Management, LLC.

Income Tax Expense

Income tax expense was $431,000 in 2006 compared to $47,000 in 2005. The primary components of the 2006 and the 2005 taxes are the Alternative Minimum Tax, changes in our income tax reserve, deferred tax expense recorded as a result of the goodwill that is amortized for tax purposes only from the St. Louis Music, Inc. acquisition, and foreign subsidiary tax expense.

As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $22.1 million, which if not utilized would begin to expire in 2024. Approximately $20.7 million of these loss carryforwards relate to the United States and United Kingdom. Approximately $1.4 million of these loss carryforwards relate to our discontinued operation in France, which we believe we will not be able to realize. We have recorded a valuation allowance for all of the net deferred tax assets as a result of uncertainties of future taxable income necessary for the realization of these net assets.

Gain on Discontinued Operations

In March 2005, we recognized a $2.8 million gain from the discontinued operations of our former Italian subsidiary, net of tax of $58,000. This gain was a result of an agreement with Mackie Italy to settle the net outstanding amounts owed by the Company.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $3.6 million and total debt and short-term borrowings of $101.7 million. At December 31, 2007 we had availability of $8.7 million on our revolving line of credit.

The following paragraphs describe transactions that affected our liquidity and capital resources.

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

LOUD was not in compliance with the Credit Agreement at February 14, 2007, because it did not meet the financial covenants set forth in the Credit Agreement for the period ending December 31, 2006. On March 5, 2007, the Company entered into a Forbearance and Consent Agreement, whereby the Lenders agreed to forbear from exercising certain of their rights and remedies with respect to certain events of default under the previous Credit Agreement dated August 29, 2005 and consented to the Martin Audio, Ltd. acquisition. The Forbearance Agreement covered the period commencing on March 5, 2007 and ending on March 30, 2007, when we closed on a new $112 million senior secured credit facility. The proceeds from this new credit facility were used to retire all amounts outstanding on the previous credit facility dated August 29, 2005, to fund the acquisition of Martin Audio, Ltd., and to provide for our future working capital needs. The $112 million senior secured credit facility consists of a $10.0 million revolving loan, a $20.0 million Term Loan A, a $40.0 million US Term Loan B, a $30.0 million UK Term Loan B, and a $12.0 million Term Loan C.

The $102.0 million term loans under the $112 million senior secured credit facility require quarterly principal payments. The term loans bear interest at the Chase Manhattan Bank’s prime rate or LIBOR, plus a specified margin. Interest is due quarterly on each term loan. Under the revolving line of credit, the Company can borrow up to $10.0 million, subject to certain restrictions. Interest is due quarterly and is based on Chase Manhattan Bank’s prime rate or LIBOR, plus a specified margin. The $112 million senior secured credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

As of September 30, 2007 and December 31, 2007, we failed to meet our EBITDA targets, fixed charge coverage ratios, and consolidated leverage ratios. On October 17, 2007 we entered into a waiver agreement with the lenders effective as of September 30, 2007 with respect to the September 30, 2007 defaults. We paid the lenders a fee of $225,000 upon execution of the waiver and the interest rates on Term Loan A increased to Chase Manhattan Bank’s prime rate plus 0.85% or LIBOR plus 3.35% and the interest rate on Term Loans B increased to Chase Manhattan Bank’s prime rate plus 2.95% or LIBOR plus 5.2%. With respect to the December 31, 2007 default, we entered into a waiver agreement on March 6, 2008 with the lenders effective as of December 31, 2007. We paid the lenders a fee of $100,000 upon execution of the waiver.

On March 6, 2008, we entered into an Amendment related to the Ableco credit facility. The Amendment modifies certain definitions used in the Financing Agreement and requires us to reduce the balance outstanding under the Financing Agreement by $7.5 million. The Amendment modifies the definition of “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to change the calculations pursuant to these terms, as well as other terms used in the Financing Agreement.

As a condition to entering into the Amendment, our lender has requested that we seek $7.5 million of subordinated financing. On March 18, 2008, we issued to our controlling stockholder, Sun Mackie a $7.5 million Convertible Senior Subordinated Secured Promissory Note due 2012 (the “Note”) that is secured by all of the assets of the Company now owned and thereafter acquired. The Note bears interest at a rate of 15.25% per annum, payable in kind until maturity, and is convertible into common stock at a conversion price of $5.00. We paid Sun Mackie a fee of $150,000 upon issuance of the Note.

In April 2007 we acquired all of the outstanding capital stock of Martin Audio, a UK based manufacturer of loudspeakers and related equipment for total cash consideration including transaction costs of $35.7 million and the assumption of certain liabilities of $15.3 million.

In March 2005, we acquired all of the shares of St. Louis Music, Inc., a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products for total cash consideration including transaction costs of $35.3 million and the assumption of certain liabilities of $7.2 million.

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million. This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005. Under the terms of the settlement agreement, we made payments of $2.5 million in 2005. Additionally, we committed to pay $2.2 million in 2006, of which $1.5 million was paid in 2006 and the remaining $0.7 million was paid in January 2007. We recognized a gain on discontinued operations of $2.9 million in 2005 related to this settlement.

Net Cash Provided by Operating Activities

Cash provided by operations was $0.3 million in 2007, $0.3 million in 2006 and $10.0 million in 2005. The net loss for 2007 was $12.6 million that included $5.0 million in depreciation and amortization, $3.1 million in amortization and write off of deferred financing fees, a gain on asset dispositions of $0.5 million, stock based compensation expense of $0.3 million and $0.3 million of non-cash interest expense. In 2007 decreases to accounts receivable and inventories provided cash of $5.6 million and $4.1 million, respectively, while decreases to accounts payable, accrued liabilities, and payable to our former Italian subsidiary, and taxes payable used cash of $3.9 million and $1.4 million, respectively. Net income for 2006 was $0.6 million that included $4.6 million in depreciation and amortization, $0.7 million in amortization of deferred financing fees and $0.4 million in stock based compensation expense. In 2006, a decrease of our accounts receivable and prepaid expenses and an increase to accounts payable, accrued liabilities and payable to our former Italian subsidiary of $2.3 million and $6.6 million, respectively, provided cash, while an increase of our inventory levels used $15.6 million of cash. Net income for 2005 was $3.8 million which included $4.5 million in depreciation and amortization, $1.1 million in amortization and write off of deferred financing costs, a gain on discontinued operations of $2.9 million, stock based compensation expense of $0.1 million and non cash interest expense of $0.1 million. In 2005 decreases to our accounts receivable, inventories, and prepaid expenses and other current assets provided cash of $8.8 million while a decrease to our accounts payable, accrued liabilities and payable to our former Italian subsidiary used cash of $5.4 million.

Net Cash Used in Investing Activities

Cash used in investing activities was $36.3 million in 2007, $2.4 million in 2006 and $37.0 million in 2005. Cash used in investing activities during 2007 was primarily related to the acquisition of Martin Audio of $32.0 million, payment of $3.2 million related to our commitment to pay the former shareholders of St. Louis Music and purchases of $2.4 million of property, plant and equipment. Investing activities were partially offset by proceeds of $1.2 million from sales of property, plant and equipment. Cash used in investing activities of $2.4 million in 2006 related to purchases of property, plant and equipment. The cash used in investing activities in 2005 was primarily related to the acquisition of St. Louis Music, Inc. for $35.3 million, in addition to cash used of $1.7 million related to the purchase of property, plant and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $39.7 million in 2007, $2.0 million in 2006, and $27.0 million in 2005. Cash provided by financing activities during 2007 related primarily to a new credit facility of $112.0 million consisting of a revolving loan facility of $10.0 million, of which $1.3 million was outstanding at December 31, 2007, a Term Loan A of $20.0 million, Term Loans B of $70.0 million and a Term Loan C of $12.0 million. Along with this refinancing, we paid $26.2 million of our existing Term Loans A and B, subordinated debt of $14.8 million, a revolving loan facility of $26.2 million, a debt and credit facility acquired in the acquisition of Martin Audio of $3.0 million, and we incurred $3.0 million in deferred financing costs. Cash provided by financing activities during 2006 was primarily attributable to an increase in our borrowings from our bank line of credit of $4.6 million, which was partially offset by payments made on our long-term debt of $2.6 million. Cash provided by financing activities during 2005 related primarily to the Company issuing a new senior credit facility of $69.5 million, which consisted of a revolving loan facility of $40.0 million, of which $9.6 million was outstanding at December 31, 2005, a Term Loan A of $15.0 million and a Term Loan B of $14.5 million. Also issued in 2005 was new subordinated debt of $14.8 million. Along with this refinancing, we paid off our existing $11.4 million note, a term loan of $0.6 million, a credit facility of $11.8 million, and we incurred $3.6 million in deferred financing costs.

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

Our continued liquidity is dependent upon the following key factors:

Ability to stay in compliance with debt covenants

Under the terms of the Company’s senior secured credit facility, we are required to maintain certain financial ratios, such as a fixed charge coverage ratio and a consolidated leverage ratio. We are also required to meet certain EBITDA targets and adhere to certain expenditure limits. As of December 31, 2007, we failed to meet our EBITDA target, fixed charge coverage ratio, and consolidated leverage ratio. On March 6, 2008, we entered into a waiver agreement with the lenders effective as of December 31, 2007 with respect to the defaults. We paid a fee to the lenders of $100,000 upon execution of the waiver agreement.

On March 6, 2008, the Company entered into an Amendment related to the senior secured credit facility. The Amendment modifies certain definitions used in the Financing Agreement and requires the Company to reduce the balance outstanding on the senior secured credit facility by $7.5 million. The Amendment modifies the definition of “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to change the calculations pursuant to these terms, as well as other terms used in the Financing Agreement. These transactions and the impact to our liquidity are explained in more detail in Notes 10 and 18 of the accompanying consolidated financial statements.

Commitments

We had significant contractual commitments related to operating leases for equipment facilities as of December 31, 2007. In addition, we had significant obligations related to short-term and long-term debt arrangements, excluding our accounts payable, accrued liabilities and taxes payable of $38.7 million at December 31, 2007 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years

Operating leases	$7,981	$2,514	$4,270	$1,197	$—
Line of credit	1,318	1,318	—	—	—
Short-term and long-term debt	142,500	17,213	24,037	101,250	—

Total	$151,799	$21,045	$28,307	$102,447	$—

Included in the debt line above is expected future interest expense relating to our $112 million senior secured credit facility.

We also have purchase commitments that range between $47 million to $52 million that are primarily due to our contract manufacturers.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for periods beginning after December 15, 2008. We are currently assessing the impact of SFAS No. 141R on our consolidated financial statements.

7A. Qualitative and Quantitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuations in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however, we did not have any derivative financial instruments as of December 31, 2007.

Interest Rate Risk

Our $112.0 million senior secured credit facility is subject to variable interest rates. As such, changes in U.S. interest rates affect interest we pay on our debt. For the year ended December 31, 2007, an increase in the average interest rate of 10%, i.e. from 10.44% to 11.49%, would have resulted in an approximately $921,000 increase in net loss before income taxes. The fair value of such debt approximates the carrying amount on the consolidated balance sheet as of December 31, 2007.

Foreign Currency Risk

A majority of our sales are denominated in U.S. Dollars, and during the year ended December 31, 2007 approximately 23.4% of our sales were denominated in foreign currencies. We ordinarily do not engage in hedging, rate swaps, or other derivatives as a means to minimize our foreign currency risk and, instead, mitigate that exposure by limiting the portion of our sales that are denominated in other than U.S. Dollars. Assuming the same level of foreign currency denominated sales as in the year ended December 31, 2007, a 10% decline in the average exchange rates for all these currencies would have caused a decline of approximately $4.4 million, or 8.7%, of our sales.

The majority of our products are manufactured by foreign third-party contract manufacturers with the majority of the contracts denominated in U.S. Dollars. The exchange rate for these contracts is adjusted quarterly based on the Chinese Yuan Renminbi. Foreign third-party manufacturing creates risks that include fluctuations in currency exchange rates that could affect the price we pay for our product. Our two largest foreign contract manufacturers’ products represented 53% of our net sales for the year ended December 31, 2007. A 10% increase to the cost of the product sold that was manufactured by these two manufacturers would have resulted in an increase to cost of sales for the year ended December 31, 2007 of approximately $5.2 million.

We are exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiary, Martin Audio, are translated into U.S. Dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiary. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2007.

Item 8.	Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included beginning on page 28 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
LOUD Technologies Inc.:

We have audited the accompanying consolidated balance sheets of LOUD Technologies Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LOUD Technologies Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ KPMG LLP

Seattle, Washington
March 28, 2008

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
	(In thousands, except for share amounts)

ASSETS
Current assets:
Cash	$3,589	$311
Accounts receivable, net of allowances of $3,537 and $3,197, respectively	25,204	26,230
Inventories	56,804	54,844
Prepaid expenses and other current assets	1,915	1,521

Total current assets	87,512	82,906
Property, plant and equipment, net	5,744	6,543
Goodwill	19,726	2,248
Other intangible assets, net	27,975	11,367
Deferred financing costs, net	2,621	2,692

Total assets	$143,578	$105,756

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$1,318	$14,210
Accounts payable	25,830	23,023
Accrued liabilities	11,020	11,193
Current deferred tax liabilities	299	—
Taxes payable	1,834	1,559
Current portion of long-term debt	8,000	1,500
Current portion of payable to former Italian subsidiary	—	700
Other current liabilities	—	3,162

Total current liabilities	48,301	55,347
Long-term debt, excluding current portion	92,358	40,105
Deferred tax liabilities	4,636	99

Total liabilities	145,295	95,551

Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 4,618,942 and 4,575,022 shares at December 31, 2007 and 2006, respectively	41,810	41,281
Accumulated deficit	(43,662)	(31,076)
Accumulated other comprehensive income	135	—

Total shareholders’ equity (deficit)	(1,717)	10,205

Total liabilities and shareholders’ equity (deficit)	$143,578	$105,756

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(In thousands, except per share data)

Net sales	$208,253	$215,033	$204,328
Cost of sales	148,268	143,581	139,004

Gross profit	59,985	71,452	65,324
Operating expenses:
Selling, general, and administrative	45,768	49,313	46,561
Research and development	11,559	11,754	10,255
Restructuring costs	1,974	1,604	—

Total operating expenses	59,301	62,671	56,816

Operating income	684	8,781	8,508
Other income (expense):
Interest income	91	147	322
Interest expense	(10,577)	(6,693)	(5,635)
Management fee	(948)	(1,048)	(1,161)
Other	(2,272)	(131)	(1,057)

Total other expense	(13,706)	(7,725)	(7,531)

Income (loss) before income taxes and discontinued operations	(13,022)	1,056	977
Income tax expense (benefit)	(436)	431	47

Income (loss) from continuing operations	(12,586)	625	930
Gain on discontinued operations, net of income tax expense of $58	—	—	2,827

Net income (loss)	$(12,586)	$625	$3,757

Per share data
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(2.60)	$0.13	$0.20
Net income from discontinued operations	—	—	0.59

Basic net income (loss) per share	$(2.60)	$0.13	$0.79

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(2.60)	$0.13	$0.19
Net income from discontinued operations	—	—	0.57

Diluted net income (loss) per share	$(2.60)	$0.13	$0.76

Shares outstanding
Shares used in computing basic net income (loss) per share	4,850	4,807	4,758

Shares used in computing diluted net income (loss) per share	4,850	4,979	4,950

Comprehensive income (loss):
Net income (loss)	$(12,586)	$625	$3,757
Foreign currency translation gain	135	—	—

Comprehensive income (loss)	$(12,451)	$625	$3,757

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)
Years ended December 31, 2007, 2006, and 2005

				Accumulated
	Common Stock		Accumulated	Other Comprehensive
	Shares	Amount	Deficit	Income	Total
	(In thousands)

Balance at December 31, 2004	4,427	38,778	(35,458)	—	3,320
Shares issued — acquisition of St. Louis Music, Inc.	79	1,190	—	—	1,190
Exercise of stock options	8	11	—	—	11
Issuance in connection with debt refinance	52	750	—	—	750
Amortization of deferred stock compensation	—	59	—	—	59
Net income	—	—	3,757	—	3,757

Balance at December 31, 2005	4,566	40,788	(31,701)	—	9,087
Exercise of stock options	9	45	—	—	45
Stock based compensation	—	448	—	—	448
Net income	—	—	625	—	625

Balance at December 31, 2006	4,575	41,281	(31,076)	—	10,205
Exercise of stock options	44	224	—	—	224
Stock based compensation	—	305	—	—	305
Net loss	—	—	(12,586)	—	(12,586)
Foreign currency translation adjustment	—	—	—	135	135

Balance at December 31, 2007	4,619	41,810	(43,662)	135	(1,717)

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(In thousands)

Operating activities:
Net income (loss)	$(12,586)	$625	$3,757
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,976	4,598	4,513
Amortization and write-offs of deferred financing costs	3,084	686	1,064
Gain on asset dispositions	(526)	—	—
Gain on discontinued operations	—	—	(2,885)
Stock based compensation	305	448	59
Non-cash interest expense	322	—	57
Changes in operating assets and liabilities, net of acquisition and disposition:
Accounts receivable	5,601	1,994	664
Inventories	4,076	(15,554)	7,365
Prepaid expenses and other current assets	289	355	873
Accounts payable, accrued liabilities and payable to former Italian subsidiary	(3,864)	6,568	(5,402)
Taxes payable	(1,439)	325	(173)
Other liabilities	19	230	139

Net cash provided by operating activities	257	275	10,031

Investing activities:
Proceeds from sales of property, plant and equipment	1,239	—	—
Purchases of property, plant and equipment	(2,422)	(2,447)	(1,726)
Acquisition of St. Louis Music, Inc., including transaction fees paid	(3,181)	—	(35,288)
Acquisition of Martin Audio, Ltd., net of cash acquired of $3,696	(31,966)	—	—

Net cash used in investing activities	(36,330)	(2,447)	(37,014)

Financing activities:
Payments on previous credit facility	(41,605)	(2,645)	(11,969)
Payments on long-term debt	(1,964)	—	(11,826)
Issuance of long-term debt	102,000	—	44,250
Net proceeds (payments) on line of credit and short term borrowings	(12,892)	4,615	9,595
Net payment on debt and credit facility acquired in acquisition of Martin Audio, Ltd.	(3,030)	—	—
Financing costs associated with debt issuance	(3,013)	—	(3,810)
Net proceeds from stock sales and exercise of stock options	224	45	761

Cash provided by financing activities	39,720	2,015	27,001

Effect of exchange rate changes on cash	(369)	—	—

Increase (decrease) in cash and cash equivalents	3,278	(157)	18
Cash at beginning of year	311	468	450

Cash at end of year	$3,589	$311	$468

Supplemental disclosure of cash flow information
Cash paid for interest	$7,459	$5,864	$4,732
Cash paid for income taxes	$1,087	$137	$169
Cash paid for acquisition related expenses	$2,059	$—	$1,633
Issuance of shares related to the acquisition of St. Louis Music	$—	$—	$1,190
Other supplemental disclosures
Payoff on existing line of credit relating to St. Louis Music, Inc. by borrowings under line of credit	$—	$—	$39,313

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(1)	Description of Business

LOUD Technologies Inc. (“LOUD” or the “Company”) develops, manufactures, and sells digital and analog audio mixers, speakers, guitar and bass amplifiers, branded musical instruments and related accessories, and other professional audio equipment. Our products are used by professional and amateur musicians; school music programs; sound installation contractors and broadcast professionals in sound recordings, live presentations systems and installed sound systems. LOUD distributes its products primarily through retail dealers, mail order outlets and installed sound contractors. The Company has its primary operations in the United States with other operations in the United Kingdom, Canada, China and Japan.

(2)	Summary of Significant Accounting Policies

a)	Basis of Presentation

The financial statements consolidate the accounts of LOUD Technologies Inc. and our wholly owned subsidiaries. The companies are collectively hereinafter referred to as “the Company,” “LOUD”, “we,” “our” and “us.” All significant intercompany accounts and transactions have been eliminated. Financial information for the year 2007 includes Martin Audio, Ltd (“Martin Audio”) for the period April 11, 2007 through December 31, 2007 and for the year 2005 includes St. Louis Music, Inc. (“St. Louis Music”) for the period March 5, 2005 through December 31, 2005.

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

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d)	Advertising Expense

The cost of advertising included in selling, general and administrative expense is expensed as incurred. For 2007, 2006, and 2005 these expenses totaled $4.1 million, $6.1 million, and $7.1 million, respectively.

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

The financial statements of one of our non-U.S. subsidiaries, Martin Audio, have been translated into U.S. Dollars. The functional currency of this subsidiary is the British Pound. All assets and liabilities in the balance sheet of this subsidiary are translated at period-end exchange rates. Net sales, costs and expenses are translated at average rates of exchange prevailing during the period. Translation gains and losses are accumulated in a separate component of shareholders’ equity.

The functional currency of the Company’s other international subsidiaries is the U.S. Dollar. Assets and liabilities recorded in foreign currencies are translated into U.S. Dollars at the exchange rate on the balance sheet date. Net sales, costs and expenses and cash flows are translated at average rates of exchange prevailing during the period. Foreign currency transaction gains and losses are included in other income (expense). For the years 2007, 2006 and 2005 the amount related to transaction losses was approximately $295,000, $85,000 and $466,000, respectively.

g)	Accounts Receivable

Accounts receivable are recorded at the invoice amount and typically do not bear interest. Included in the accounts receivable allowance are allowances for doubtful accounts, sales returns, sales credits, sales rebates and quick pay discounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based upon our historical write-off experience, the current aging of accounts receivable, and customer specific credit risk factors. Accounts receivable balances are written off when we determine that it is unlikely we will receive future remittances. Sales returns, sales credits and quick pay discounts are determined based upon our historical experience and sales rebates are determined based on actual sales volume of our customers.

Allowances deducted from accounts receivable for the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

	Balance at			Balance at
	Beginning of			End of
	Year	Additions	Deductions	Year

2007	$3,197	$13,796	$(13,456)	$3,537
2006	$3,169	$15,640	$(15,612)	$3,197
2005	$1,761	$8,458	$(7,050)	$3,169

h)	Inventories

LOUD inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Market value adjustments are recorded for excess and obsolete material, slow-

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

moving product, service and demonstration products. We make judgments regarding the carrying value of our inventory based upon current market conditions.

i)	Property, Plant and Equipment

Property, plant and equipment are stated at cost, (fair value as of the acquisition date in the case of Martin Audio and St. Louis Music acquired property, plant and equipment), less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows: buildings, 20 years; machinery and equipment, 5 to 7 years; and furniture and fixtures, 3 to 5 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. Maintenance and repairs are expensed as incurred.

j)	Deferred Financing Costs

Financing costs associated with debt financing are deferred and amortized over the term of the debt. The amortization periods are five years for both the revolving loan and term loans. The amortization method for the revolving loan is straight line, whereas the term loans are amortized using the effective interest rate method. As of December 31, 2007, approximately $392,000 of amortization has been incurred.

Expected future amortization expense related to deferred financing costs is as follows (in thousands):

Year ending December 31:
2008	552
2009	589
2010	632
2011	680
2012	168

k)	Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill is tested for impairment at least annually, or when events indicate that impairment exists.

Impairment testing of goodwill involves a two-phase process and the timing of transitional impairment steps. The first phase identifies indications of impairment; while the second phase (if necessary), measures the impairment. During the fourth quarter of 2007, the Company performed an impairment test on the goodwill acquired at the reporting unit level and determined no impairment was necessary.

l)	Impairment of Long-Lived Assets

The recoverability of long-lived assets including property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that are determined to have definite lives are amortized using the straight-line method over their estimated useful lives. Developed technology and the trademark of EAW are amortized over 20 years. Trademarks, customer relationships and developed technology due to the acquisition of St. Louis Music are amortized over 20, 15 and 5 years, respectively. Trademarks, customer and distributor relationships, developed technology and non compete agreements due to the acquisition of Martin Audio are amortized over 20, 15, 5 and 2 years, respectively. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. Factors that may trigger

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment include significant underperformance relative to expected operating results, significant changes in our use of the assets or the strategy for our overall business, and significant negative industry or economic trends.

m)	Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and long-term debt approximate their fair value because they are of a short-term nature or have interest rates that approximate market rates.

n)	Stock-Based Compensation

During 2003, our board of directors adopted the 2003 Stock Option Plan (the “2003 Plan”), authorizing options to purchase 345,600 shares of common stock. The 2003 Plan calls for options to be non-qualified stock options with exercise prices equal to the fair value of the stock on the date granted. Options generally vest over a five-year period and expire on the earlier of ten years from grant date or three months from termination. If an option holder is terminated for Cause, as defined in the 2003 Plan, the options would terminate a day prior to termination. At December 31, 2007, 178,000 shares of common stock were available for future grants under the 2003 Plan.

The Company also has a 1995 Stock Option Plan (the “1995 Plan”), which authorized 1.3 million shares of common stock for grants. The exercise price of incentive stock options granted under the 1995 Plan may not be less than the fair value of the common stock on the date of grant. The exercise price of nonqualified stock options granted under the plan may be greater or less than the fair value of the common stock on the date of grant, as determined by the stock option committee of the board of directors at its discretion. Options generally vest over a four to five-year period and expire no later than ten years after the date of grant or three months from termination. At December 31, 2007, 902,000 shares of common stock were available for future grants under the 1995 Plan.

The Company’s policy is to issue new shares for stock option exercises. Shares issued under the 2003 Plan are also subject to a Shareholder’s Agreement governing restrictions on transfer and voting rights for shares issued under the plan. No share repurchases took place in 2007 or are planned in 2008.

The Company adopted SFAS 123R, Share Based Payment: An Amendment of SFAS No. 123, effective January 1, 2006, using the Modified Prospective Application Method whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS No. 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic-value method to account for its stock options granted under its employee option plans. Under this method, deferred compensation expense was recorded on the date of grant only to the extent the current market price of the underlying stock exceeded the exercise price and was recognized over the vesting period. The adoption of SFAS No. 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in the Company recording compensation expense during 2007 and 2006 of approximately $305,000 and $438,000, respectively. The amounts are classified in the consolidated statements of operations as follows (in thousands):

	2007	2006

Cost of sales	$5	$27
Selling, general and administrative	287	391
Research and development	13	20

Total stock based compensation	$305	$438

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

No stock-based compensation was capitalized as part of an asset as of December 31, 2007.

Had compensation expense for employee stock options granted under the Company’s stock incentive plans been determined based on SFAS No. 123R’s Modified Prospective Application Method, the Company’s Income from continuing operations, net income, and basic and diluted per share amounts would have been reduced to the pro forma amounts as indicated below (in thousands except per share data):

2005

Net income (loss):
As reported	$3,757
Add stock-based employee compensation expense included in reported net loss	—
Less stock-based employee compensation expense determined under fair value based method	(458)

Pro forma	$3,299

Basic net income (loss) per share:
As reported	$0.79
Pro forma	0.69
Diluted net income (loss) per share:
As reported	$0.76
Pro forma	0.67

o)	Guarantees

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

The warranty liability, which is included in accrued liabilities, is summarized as follows (in thousands):

	Balance,	Charged to	Applied	Balance,
	Beginning	Cost of	to	End
	of Period	Sales	Liability	of Period

2007	$1,160	$3,121	$(3,216)	$1,065
2006	$980	$2,804	$(2,624)	$1,160
2005	$978	$2,746	$(2,744)	$980

p)	Segment Reporting

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

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has also recorded a deferred tax liability related to the identifiable intangible assets and fair value adjustments to the assets purchased associated with the acquisition of Martin Audio. The Company recognizes a tax benefit as these assets are amortized for book purposes.

r)	Computation of Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common stock outstanding for the year including warrants and options to purchase shares exercisable for little cash consideration. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year increased by the weighted average number of potential common shares outstanding during the period, using the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share. Stock options representing 365,000, 391,000, and 430,000 shares in 2007, 2006 and 2005, respectively, were excluded from the calculation of diluted net income (loss) per share because they were antidilutive in 2007, whereas in 2006 and 2005, they were excluded because they were out of the money.

The share count used to compute basic and diluted net income (loss) per share is calculated as follows (in thousands):

	2007	2006	2005

Numerator:
Net income (loss) from continuing operations	$(12,586)	$625	$930
Net income from discontinued operations	—	—	2,827

Numerator for basic and diluted net income (loss) per share	$(12,586)	$625	$3,757

Denominator:
Weighted average shares outstanding	4,850	4,807	4,758
Dilutive potential common shares from outstanding warrants and options	—	172	192

Denominator for diluted net income (loss) per share	4,850	4,979	4,950

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

s)	Concentration of Credit and Supply Risk

We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the United States. Where we are exposed to significant credit risk, we generally require letters of credit, advance payments, or carry foreign credit insurance. No individual country outside of the United States accounted for more than 10% of net sales in any of the periods presented. Sales to U.S. customers are generally on open credit terms. In the United States, we primarily sell our products through certain resellers and experience individually significant annual sales volumes with major resellers. In 2007, 2006 and 2005, we had sales to one customer of $33.2 million, $40.6 million and $34.3 million or 16%, 19% and 17%, respectively, of consolidated net sales from continuing operations.

Many of our products are being manufactured exclusively by contract manufacturers on our behalf. During 2007, sales of products manufactured by one manufacturer were $82.3 million, or approximately 40% of net sales, while sales of products manufactured by another manufacturer were $27.4 million or approximately 13% of net sales. No other contract manufacturer manufactured more than 10% of our products sold in 2007.

t)	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for periods beginning after December 15, 2008. The Company is currently assessing the impact of SFAS No. 141R on its consolidated financial statements.

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

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004. Additionally, Mackie Italy had a payable to a separate wholly-owned subsidiary of the Company for approximately $2.7 million, which was fully reserved at the date of sale in 2003.

In February 2005, we made an offer to Mackie Italy to settle any outstanding amounts owed by the Company to Mackie Italy for $4.7 million. This proposal was accepted by the Italian court appointed trustee on behalf of Mackie Italy in May 2005. Under the terms of the settlement agreement, we made payments of $2.5 million in 2005. Additionally, we committed to pay $2.2 million during 2006, of which $1.5 million was paid by December 31, 2006 and the remaining $0.7 million was paid in January 2007. We recognized a gain on discontinued operations of $2.9 million in 2005 related to this settlement.

(4)	Restructuring Costs

During 2007 and 2006, management approved and implemented a restructuring plan primarily consisting of the consolidation of the St. Louis Music operations and a shift of our domestic manufacturing to overseas contract manufacturers. During 2007 and 2006, we incurred approximately $2.0 million and $1.6 million, respectively, of restructuring costs primarily representing employee severance and related costs for approximately 226 and 94 terminated employees, respectively. We had $462,000 of these restructuring amounts remaining in accrued liabilities at December 31, 2007. We expect to pay this amount during 2008. The restructuring liability is included in accrued liabilities on the consolidated balance sheet and is summarized as follows (in thousands):

Balance at December 31, 2005	$—
New charges	1,604
Cash payments	(709)
Other adjustments	(15)

Balance at December 31, 2006	$880

New charges	1,974
Cash payments	(2,437)
Other adjustments	45

Balance at December 31, 2007	$462

(5)	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2007	2006

Raw materials	$7,580	$6,371
Work in process	65	766
Finished goods	49,159	47,707

	$56,804	$54,844

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Intangible Assets

Intangible assets with finite lives consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net

Customer and distributor relationships	$13,865	$1,101	$12,764
Trademark	12,721	1,425	11,296
Developed technology	6,149	2,266	3,883
Non-compete agreement	50	18	32

Total intangible assets, December 31, 2007	$32,785	$4,810	$27,975

Total intangible assets, December 31, 2006	$14,765	$3,398	$11,367

The Company acquired Martin Audio on April 11, 2007. Certain identifiable intangible assets were recorded as a result of this acquisition. See Note 16 for further explanation of these intangible assets. Amortization expense for intangible assets was $1.7 million, $0.8 million and $0.8 million in 2007, 2006 and 2005, respectively.

Expected future amortization expense related to identifiable intangible assets for the next five years is as follows (in thousands):

Year ending December 31:
2008	$2,035
2009	2,017
2010	1,965
2011	1,956
2012	1,858

(7)	Goodwill

Changes in goodwill are as follows (in thousands):

Balance, December 31, 2006	$2,248
Increase related to acquisition of Martin Audio	17,231
Effects of foreign currency translation	247

Balance, December 31, 2007	$19,726

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Property, Plant and Equipment

As of December 31, 2007 and 2006, property, plant and equipment consisted of the following (in thousands):

	December 31,
	2007	2006

Land and buildings	$—	$850
Machinery, equipment and software	20,796	17,479
Furniture and fixtures	1,968	1,358
Leasehold improvements	2,299	1,860

	25,063	21,547
Less accumulated depreciation and amortization	(19,319)	(15,004)

	$5,744	$6,543

(9)	Income Taxes

Components of income (loss) before income taxes are as follows (in thousands):

	2007	2006	2005

U.S.	$(12,060)	$1,290	$5,618
Foreign	(962)	(234)	(1,756)

Income (loss) before income taxes	$(13,022)	$1,056	$3,862

The income tax expense (benefit) is as follows (in thousands):

	2007	2006	2005

Current income taxes:
U.S. federal	$259	$316	$—
Foreign	360	56	65

Total current	619	372	65

Deferred income taxes:
U.S. federal	54	59	40
State and local	—	—	—
Foreign	(1,109)	—	—

Total deferred	(1,055)	59	40

Total income tax expense (benefit)	$(436)	$431	$105

The primary components of the 2007 tax benefit is the deferred tax benefit recorded as a result of the partial amortization of the deferred tax liability recorded as a result of the acquisition of Martin Audio. This deferred tax benefit was further impacted based on the enactment of a U.K. tax law during the year, which reduced the statutory tax rate. This deferred tax benefit was partially offset by current taxes due from our foreign subsidiaries and an increase to our income tax reserve. The primary components of the 2006 and the 2005 taxes are the Alternative Minimum Tax, changes in our income tax reserve, deferred tax expense recorded as a result of the goodwill that is amortized for tax purposes only from the St. Louis Music, Inc. acquisition, and foreign subsidiary tax expense.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of income tax expense (benefit) is as follows (in thousands):

	2007	2006	2005

Total income tax expense (benefit) from continuing operations	$(436)	$431	$47
Total income tax expense from discontinued operations	—	—	58

Total income tax expense (benefit)	$(436)	$431	$105

The tax effects of temporary differences and carryforwards that give rise to significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Accrued expenses	$927	$832
Bad debt allowance	683	734
Inventory adjustments	1,325	1,759
Net operating loss carryforwards	11,482	7,892
Capital loss carryforwards	5,554	5,521
Property, plant, and equipment	823	391
Tax credit carryforwards	629	1,216
Other items, net	269	158

	21,692	18,503
Less valuation allowance	(20,128)	(16,972)

Total deferred tax assets	1,564	1,531

Deferred tax liabilities:
Specifically identifiable intangible assets	6,499	1,630

Total deferred tax liabilities	6,499	1,630

Net deferred tax liabilities	$(4,935)	$(99)

Utilization of net operating loss carryforwards and tax credit carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Deferred tax assets of foreign jurisdictions comprised $2.1 million and $2.1 million at December 31, 2007 and 2006, respectively. Deferred tax liabilities of foreign jurisdictions comprised $4.9 million and $0 at December 31, 2007 and 2006, respectively.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation from the United States statutory income tax rate of 34% to the effective income tax rate is as follows (in thousands):

	2007	2006	2005

Tax at the statutory rate	$(4,427)	$359	$1,313
Research and development tax credit	(262)	(353)	(192)
Change in reserve for tax uncertainties	250	200	(125)
Nondeductible expenses and other permanent differences	(45)	74	259
Foreign tax greater than U.S. statutory rate	43	9	27
Increase (decrease) in valuation allowance	4,260	118	(1,362)
State taxes, net of federal impact	(267)	26	86
Other	12	(2)	99

Income tax expense	$(436)	$431	$105

The increases in the valuation allowance for 2007 and 2006 in the above rate reconciliation do not match the increase to the valuation allowance because of the change in the foreign exchange rate used at each year end that we apply to our deferred tax assets related to our foreign net operating loss carryforwards and changes in the effective state tax rate used in each year. Also affecting the 2007 increase was a change in the statutory rate used to calculate the deferred tax liability recorded as a result of the acquisition of Martin Audio.

At December 31, 2007 we had U.S. and international net operating loss carryforwards of approximately $32.6 million. Approximately $26.3 million of these loss carryforwards relate to the United States, and approximately $4.8 million relate to the U.K. Approximately $1.6 million of these loss carryforwards relate to our discontinued operation in France, which we believe we will not be able to realize. These carryforwards generally begin expiring in 2024.

We have provided a valuation allowance on the net deferred tax assets related to the United States. Due to our history of operating losses, we have determined it is more likely than not that they will not be fully realized since the utilization of our deferred tax assets depends on future profits, which are not assured.

The Company adopted the provision of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109 on January 1, 2007. As of January 1, 2007 and December 31, 2007, the Company had $1.4 million and $1.5 million of unrecognized tax benefits, respectively. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $1.4 million as of January 1, 2007 and $1.5 million as of December 31, 2007.

In accordance with FIN 48, the Company elected to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007 and December 31, 2007, the Company had approximately $0 and $0.4 million of accrued interest and penalties related to uncertain tax positions, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax position. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance, January 1, 2007	$1,415
Decreases related to prior year tax positions	(156)
Increases related to current year tax positions	254

Balance, December 31, 2007	$1,513

(10)	Debt and Liquidity

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

Under the terms of the senior secured credit facility, the Company is required to maintain certain financial ratios, such as a fixed charge coverage ratio and a consolidated leverage ratio. The Company is also required to meet certain EBITDA targets and adhere to certain capital expenditure limits. As of September 30, 2007 and December 31, 2007, the Company failed to meet its EBITDA targets, fixed charge coverage ratio, and consolidated leverage ratio. On October 17, 2007 the Company entered into a waiver agreement with the lenders effective as of September 30, 2007 with respect to the defaults. The Company paid a fee of $225,000 upon execution of the waiver and the interest rates on Term Loan A increased to Chase Manhattan Bank’s prime rate plus 0.85% or LIBOR plus 3.35% and the interest rate on Term Loans B increased to Chase Manhattan Bank’s prime rate plus 2.95% or LIBOR plus 5.2%. On March 6, 2008 the Company entered into a waiver agreement with the lenders effective as of December 31, 2007 with respect to the defaults. The Company paid a fee of $100,000 upon execution of the waiver.

Also on March 6, 2008, the Company entered into an Amendment related to the senior secured credit facility. The Amendment modifies certain definitions used in the Financing Agreement and requires the Company to reduce the balance outstanding on the senior secured credit facility by $7.5 million. The Amendment modifies the definition of “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to change the calculations pursuant to these terms, as well as other terms used in the Financing Agreement.

As a condition to entering into the Amendment, the Company’s lender required that the Company seek $7.5 million in subordinated financing. On March 18, 2008, the Company issued to its controlling stockholder, Sun Mackie, a $7.5 million Convertible Senior Subordinated Secured Promissory Note due 2012 (the “Note”) that is secured by all of the assets of the Company now owned and thereafter acquired. The Note bears interest at a rate of 15.25% per annum, payable in kind until maturity, and is convertible into common stock at a conversion price of $5.00. We paid Sun Mackie a fee of $150,000 upon issuance of the Note. This transaction is explained in more detail in Note 18 of these financial statements.

(a)	Short-Term Borrowings

The Company has a line of credit where it can borrow up to $10.0 million, subject to certain restrictions, including available borrowing capacity. At December 31, 2007, the line of credit had an outstanding balance of approximately $1.3 million with the ability to borrow up to an additional approximately $8.7 million. Interest is due quarterly and is based on Chase Manhattan Bank’s prime rate plus 0.5% or LIBOR plus 3.0%. At December 31, 2006, the outstanding balance on our previous line of credit was $14.2 million.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average interest rate on total short-term borrowings was 8.00% and 8.66% at December 31, 2007 and 2006, respectively.

(b)	Long-Term Debt

Long-term debt consisted of the following at December 31 (in thousands):

	2007	2006

Merrill Term Loan A	$—	$12,500
Merrill Term Loan B	—	14,355
Oaktree Subordinated note payable	—	14,750
Ableco Term Loan A	19,203	—
Ableco US Term Loan B	39,333	—
Ableco UK Term Loan B	29,500	—
Ableco Term Loan C	12,322	—

	100,358	41,605
Less current portion	(8,000)	(1,500)

	$92,358	$40,105

The $100.4 million term loans under the $112 million senior secured credit facility have quarterly principal payments. Term Loan A bears interest at the Chase Manhattan Bank’s prime rate plus 0.85% or LIBOR plus 3.35%. Term Loans B bear interest at the Chase Manhattan Bank’s prime rate plus 2.95% or LIBOR plus 5.20%. Term Loan C bears interest at the Chase Manhattan Bank’s prime rate plus 4.5% or LIBOR plus 7.0%. In addition, Term Loan C bears additional paid in kind interest of 3.5%, added to the principal balance of Term Loan C on a monthly basis. Interest is due quarterly on each term loan. On April 10, 2007, in connection with the Martin Audio acquisition, the UK Term Loan B was funded. The $112 million senior secured credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

Aggregate annual principal payments of long-term debt are stated below (in thousands):

2008	$8,000
2009	3,000
2010	3,000
2011	3,000
2012	83,358

Total long-term debt	$100,358

(11)	Related-Party Transactions

We have a management agreement with Sun Mackie, an affiliate of Sun Capital Partners, Inc., a private investment firm, to pay the greater of $0.4 million or 6% of EBITDA, as defined, up to $1.0 million, per year to an affiliate of Sun Mackie. During 2007, 2006 and 2005, we recorded expenses of approximately $0.9 million, $1.1 million and $1.2 million, respectively, under this agreement. Of the $0.9 million of management fees expensed during 2007, $0.8 million relates to the 2007 EBITDA calculation and $0.1 million is miscellaneous expenses incurred by Sun Capital Partners Management, LLC. Of the $1.1 million of management fees expensed during 2006, $1.0 million relates to the 2006 EBITDA calculation and $0.1 million is miscellaneous expenses incurred by Sun Capital Partners Management, LLC. Of the $1.2 million of management fees expensed during 2005, $1.0 million relates to the 2005 EBITDA calculation, $0.1 million is

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a result of a correction to the management fee owed for the 2004 EBITDA calculation, and the remaining amount is miscellaneous expense incurred by Sun Capital Partners Management, LLC.

(12)	Employee Benefit Plans

We currently have qualified profit-sharing plans under the provisions of Internal Revenue Code Section 401(k) for all U.S. based employees meeting the eligibility requirements. Contributions are based on a matching formula as defined in each of the plans. Additional contributions may be made at the discretion of the board of directors. Contributions to the respective plans vest ratably over a 5-year period. Contributions to the plan were approximately $0.3 million, $0.4 million and $0.4 million in 2007, 2006 and 2005, respectively.

(13)	Shareholders’ Equity

In 2003, as part of a separation agreement with a former founder and director, we repriced options to purchase 66,000 shares with an average exercise price of $31.35 to a new exercise price of $5.10 in exchange for a non-compete agreement valued at $285,000.

The following table summarizes the stock option activity for the three-year period ended December 31, 2007 (in thousands):

	Shares	Weighted
	Subject	Average
	to Exercise	Exercise Price

Options outstanding at December 31, 2004	738	$18.05
Granted	79	14.85
Canceled	(180)	27.00
Exercised	(8)	1.52

Options outstanding at December 31, 2005	629	15.27
Granted	3	15.00
Canceled	(61)	19.79
Exercised	(9)	5.10

Options outstanding at December 31, 2006	562	14.94
Granted	30	9.51
Canceled	(183)	15.85
Exercised	(44)	5.10

Options outstanding at December 31, 2007	365	$15.22

The aggregate intrinsic value of in-the-money options outstanding and exercisable at December 31, 2007 was $0.2 million. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the quarter, which was $6.80 per share as of December 31, 2007, and the exercise price multiplied by the number of applicable options. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $0.3 million, $0.1 million and $0.1 million, respectively.

At December 31, 2007, 2006, and 2005 a total of 291,000, 453,000 and 406,000 options were exercisable, respectively. The weighted average exercise price of these options was $16.53, $17.38, and $18.65, respectively.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about options outstanding and exercisable at December 31, 2007 (in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	(Years)	Price	Exercisable	Price

$5.10-9.51	179	5.9	6.06	130	5.34
$11.30-23.75	81	5.3	16.92	56	18.30
$25.30-31.25	81	2.2	28.13	81	28.13
$33.44-38.75	24	1.1	34.06	24	34.06

	365	4.6	$15.22	291	$16.53

The fair value of options granted during 2007 and 2006 was $5.78 and $11.09, respectively, while the weighted average fair value of options granted during 2005 was $10.27.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006	2005

Expected dividend yield	0%	0%	0%
Weighted average risk-free interest rate	4.9%	5.0%	4.0%
Expected volatility	57.4%	80.0%	85.0%
Expected lives (in years)	6.5	6.5	5.0

For 2007 and 2006, the expected life for each award granted was calculated using the simplified method as described in SAB No. 107. During 2005, the expected life for each award granted was calculated based on the facts and circumstances available. Expected volatility is based on the historical volatility of LOUD common stock. The risk free interest rate is based on the constant maturity U.S. Treasury rate with a remaining term equal to the expected life. Compensation expense recorded includes estimates of the ultimate number of options that are expected to vest.

The Company has total compensation cost related to nonvested awards not yet recognized of approximately $0.4 million with the weighted average period over which it is expected to be recognized of 1.3 years.

(14)	Commitments and Contingencies

(a)	Commitments

The Company leases facilities under various operating leases expiring through December 2011. Future minimum rental payments under facility leases at December 31, 2007, are as follows (in thousands):

2008	2,514
2009	2,306
2010	1,964
2011	1,197

Total rent expense for 2007, 2006, and 2005 was $1.9 million, $2.0 million, and $2.4 million, respectively.

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Contingencies

In November 2005, LOUD Technologies Inc. and its subsidiary, St. Louis Music, Inc., were named as defendants in a lawsuit in the United States District Court, Southern District of Florida. The plaintiff, Ace Pro Sound and Recordings, claims that a leading United States retailer of musical products gave notice to us and six other defendants that it would no longer trade with the plaintiff and that the seven defendants then refused to trade with plaintiff in violation of federal antitrust laws. As of the end of the year ended December 31, 2007, this matter has been resolved. We are also involved in various legal proceedings and claims that arise in the ordinary course of business.

We believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.

(15)	Geographic Information

As of December 31, 2007, our major operations outside the United States include a manufacturing plant, and sales and support offices in the United Kingdom. Certain geographic information for continuing operations for the three years ended December 31, 2007 is presented in the table that follows. Sales between affiliated entities are excluded from these amounts. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. The profit on transfers between geographic areas is not recognized until sales are made to nonaffiliated customers.

Sales to customers outside of the United States approximated 47%, 34%, and 37% of net sales in 2007, 2006, and 2005, respectively. Net Sales by geographic location are as follows (in thousands):

	2007	2006	2005

Net sales:
U.S.	$110,381	$141,711	$128,681
Europe	53,244	25,886	25,117
Rest of the World	44,628	47,436	50,530

	$208,253	$215,033	$204,328

As of December 31, 2007 we had inventory and receivables (gross) in foreign locations as follows (in thousands):

	2007	2006

Gross Receivables
U.S.	$13,237	$16,740
Europe	8,934	8,816
Rest of the World	6,570	3,871

	$28,741	$29,427

Inventory
U.S.	$39,429	$35,019
Rest of the World	17,375	19,825

	$56,804	$54,844

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Business Combinations

(a)	Martin Audio

On April 11, 2007, the Company acquired all of the outstanding capital stock of Martin Audio, a UK based manufacturer of loudspeakers and related equipment. The purchase price was $33.6 million, plus fees of $2.1 million, for a total consideration of $35.7 million. For the year ended December 31, 2006, Martin Audio had $28.8 million in net sales. The acquisition of Martin Audio adds another premier brand to the Company’s portfolio of brands. In addition, Martin Audio provides the Company with additional geographic and channel diversification. Included in the Company’s results of operations are the operations herein of Martin Audio for the period April 11 through December 31, 2007.

In connection with the acquisition, the purchase price has been allocated as follows (in thousands):

Allocation of purchase price
Cash	$3,696
Accounts receivable	4,524
Inventories	5,971
Prepaid expenses and other current assets	777
Property, plant and equipment	749
Goodwill	17,231
Trademarks (estimated life of 20 years)	6,695
Developed Technology (estimated life of 5 years)	669
Customer Relationships (estimated life of 15 years)	1,182
Distributor Relationships (estimated life of 15 years)	9,452
Non compete agreement (estimated life of 2 years)	49

Total assets	$50,995

Accounts payable	3,653
Accrued liabilities	2,090
Income taxes payable	632
Deferred income taxes	5,928
Debt	3,030

Total liabilities	$15,333

Cash consideration paid, net of $2,059 of transaction costs	$35,662

Goodwill in the amount of $17.2 million is not deductible for tax purposes.

The following unaudited pro forma information represents the results of operations for LOUD and Martin Audio for the years ended December 31, 2007 and 2006, as if the acquisition had been consummated on

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2007 and 2006, respectively. This pro forma information does not purport to be indicative of what may occur in the future:

UNAUDITED PRO FORMA CONDENSED COMBINED

Statement of Operations Data

	2007 Pro Forma	2006 Pro Forma

Net sales	$216,580	$243,836
Net loss	(7,812)	(6,795)
Basic net loss per share	$(1.61)	$(1.41)

Included in the pro forma adjustments are fair value adjustments that relate to property, plant, and equipment; reversal of interest expense on Martin Audio’s debt that was in existence prior to the acquisition; reversal of interest expense and deferred financing fees on LOUD’s previous credit facility; recording of interest expense and deferred financing fees on the $112 million senior secured credit facility obtained as a result of the acquisition; and amortization of the intangible assets recorded as a result of the acquisition.

(b)	St. Louis Music, Inc.

On March 4, 2005, we acquired all of the shares of St. Louis Music, Inc., a Missouri-based manufacturer, distributor and importer of branded musical instruments and professional audio products. The acquisition of St. Louis Music, Inc. was made to further diversify the Company’s product offerings and to help acquire, retain and extend relationships with customers. Our total purchase price was approximately $43.7 million, consisting of $33.7 million in cash; a commitment to pay $3.0 million plus interest in two years, the present value of which as of the acquisition date was $2.8 million; 79,358 shares of the Company’s common stock; assumed liabilities of $4.4 million and transaction costs of $1.6 million. The $3.0 million future commitment plus accrued interest was secured by a standby letter of credit issued in September 2005 and paid in March 2007. The St. Louis Music, Inc. acquisition was conducted through SLM Merger Corp., an indirect wholly owned subsidiary of the Company. Included in the Company’s results of operations are the operations herein of St. Louis Music for the period March 5 through December 31, 2005.

(17)	Quarterly Financial Data (Unaudited) (In thousands, except per share data)

	2007
	First	Second	Third	Fourth

Net sales	$50,953	$50,583	$53,094	$53,623
Gross profit	13,605	14,534	15,140	16,706
Net loss	(5,965)	(2,735)	(1,911)	(1,975)
Basic and diluted net loss per share	(1.24)	(0.56)	(0.39)	(0.41)

	2006
	First	Second	Third	Fourth

Net sales	$58,564	$53,547	$53,445	$49,477
Gross profit	19,629	17,776	18,203	15,844
Net income (loss)	(595)	320	1,448	(548)
Basic net income (loss) per share(1)	(0.12)	0.07	0.30	(0.11)
Diluted net income (loss) per share(1)	(0.12)	0.06	0.29	(0.11)

LOUD TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The sum of the quarterly net income (loss) per share will not necessarily equal the net income per share for the year due to the effects of rounding.

(18)	Subsequent Events

On March 18, 2008, the Company issued to our controlling stockholder, Sun Mackie, a $7.5 million Convertible Senior Subordinated Secured Promissory Note due 2012 (the “Note”) that is secured by all of the assets of the Company now owned and thereafter acquired. The Note bears interest at a rate of 15.25% per annum, payable in kind until maturity, and is convertible into common stock stated at a conversion price of $5.00. We paid Sun Mackie a fee of $150,000 upon issuance of the Note.

The Company concluded that the Note includes a beneficial conversion feature, which was valued at $6.7 million. This amount was determined multiplying the shares to be issued upon conversion times the intrinsic value per share. The shares to be issued upon conversion was calculated by adding the proceeds of $7.5 million plus the unpaid accrued interest at maturity and dividing this sum by the implied conversion price of $5.00. The intrinsic value per share is the difference between the $7.35 fair value of the stock at commitment date less the implied conversion price. The beneficial conversion feature will be recorded as a debt discount, charged to equity, and will be amortized to interest expense over the term of the Note using the effective interest method.

Upon completion of this financing, the aggregate annual principal payments of long-term debt are stated below (in thousands):

2008	$8,000
2009	3,000
2010	3,000
2011	3,000
2012	90,858

Total long-term debt	$107,858

The debt issuance costs associated with this financing will be recorded as deferred financing costs and will be amortized over the term of the Note to interest expense using the effective interest method. The debt issuance costs include legal, banking and other fees including the $150,000 fee paid to Sun Mackie.

In March 2003, Sun Mackie, an affiliate of Sun Capital Partners, Inc., provided to the Company $4.0 million for a note payable and warrants to purchase 240,000 shares of common stock at $0.01 per share with an expiration date of March 31, 2008. In August 2004, the Company executed an Exchange Agreement whereby the Company exchanged its entire debt to Sun Mackie for 496,031 shares of common stock valued at $9.75 per share. On March 25, 2008, Sun Mackie exercised the entire 240,000 warrants.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of December 31, 2007, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of December 31, 2007, were effective in timely alerting them to material information regarding the Company that is required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Part III (Items 10 — 14) will be included in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

All financial statement schedules are omitted since the required information is not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits: See Index to Exhibits on Page 55.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUD TECHNOLOGIES INC.

By:	/s/ James T. Engen
James T. Engen
Chairman, President, Chief
Executive Officer and Director

Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 28, 2008.

Signature	Title

/s/ James T. Engen James T. Engen	Chairman, President, Chief Executive Officer and Director

/s/ Gerald Y. Ng Gerald Y. Ng	Chief Financial Officer, Senior Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Jason H. Neimark Jason H. Neimark	Director and Vice President

/s/ Clarence E. Terry Clarence E. Terry	Director and Vice President

/s/ R. Lynn Skillen R. Lynn Skillen	Director

/s/ Mark Kuchenrither Mark Kuchenrither	Director

/s/ Kevin J. Calhoun Kevin J. Calhoun	Director

/s/ Thomas V. Taylor Thomas V. Taylor	Director

/s/ Jon W. Gacek Jon W. Gacek	Director

/s/ George Rea George Rea	Director

/s/ C. Daryl Hollis C. Daryl Hollis	Director

INDEX TO EXHIBITS

Exhibits	Description

2.1	Stock Purchase Agreement, dated as of January 16, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated January 16, 2003.
2.2	First Amendment to Stock Purchase Agreement, dated as of February 7, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 21, 2003.
2.3	Second Amendment to Stock Purchase Agreement, dated as of February 13, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K dated February 21, 2003.
2.4	Third Amendment to Stock Purchase Agreement, dated as of February 21, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K dated February 21, 2003.
2.5	Management Services Agreement, dated as of February 21, 2003 by and between Mackie Designs Inc. and Sun Capital Partners Management, LLC. Incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K dated February 21, 2003.
2.6	Post-Closing Funding Agreement, dated as of February 21, 2003, by and between Mackie Designs Inc. and Sun Mackie, LLC. Incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K dated February 21, 2003.
2.7	Agreement by and among LOUD Technologies Inc., Mackie Designs (Netherlands) B.V. and Knight Italia S.p.A. Incorporated by reference to Exhibit 2.8 to Current Report on Form 8-K dated December 10, 2003.
2.8	Irrevocable Offer Letter from Knight Italia S.p.A. Incorporated by reference to Exhibit 2.9 to Current Report on Form 8-K dated December 10, 2003.
2.9	Irrevocable Offer Letter from LOUD Technologies Inc. Incorporated by reference to Exhibit 2.10 to Current Report on Form 8-K dated December 10, 2003.
2.10	Concordato Preventivo Petition dated as of December 6, 2003, by Mackie Designs (Italy) S.p.A. Incorporated by reference to Exhibit 2.11 to Current Report on Form 8-K dated December 10, 2003.

Exhibits	Description

2.11	Acquisition Agreement dated March 4, 2005 by and among SLM Merger Corp., SLM Holding Corp., LOUD Technologies Inc. and St. Louis Music, Inc. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated March 7, 2005.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.
3.2	Articles of Amendment to Article of Incorporation. Incorporated by reference to Exhibit 3.1.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
3.3	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to Annual Report as Form 10-K for the fiscal year ended December 31, 2002.
4.1	See Articles II, III, IV, IX, X and XI of Exhibit 3.1 and Articles I, V, VI and VII of Exhibit 3.2 confirming the rights of the holders of Common Stock.
10.1	Mackie Designs Inc. Third Amended and Restated 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.2	Mackie Designs Inc. 2003 Stock Option Plan. Incorporated by reference to Exhibit 10.1.1 to Registration Statement filed under the Securities Act of 1933 on Form S-8 dated July 15, 2003.
10.3	Industrial Lease, dated December 15, 1994, by and between Mackie Holdings, L.L.C. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.3 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.
10.4	Amendment to Industrial Lease dated December 12, 2001 by and between Mackie Holdings, L.L.C. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.2.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.5	Industrial Real Estate Lease dated April 28, 1995, by and between Woodinville II LLC, successor in interest to Intrawest Properties Partnership U.S. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.4 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.
10.6	Mackie Designs Inc. 401(k) Profit Sharing Plan dated December 20, 1993. Incorporated by reference to Exhibit 10.15 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.
10.7	Loan and Security Agreement, dated March 31, 2003, by and among Mackie Designs Inc. and Mackie Designs UK Plc, as borrowers, Mackie Designs Manufacturing, Inc., SIA Software Company, Inc. and Mackie Investment Co., as guarantors, and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions named from time to time as parties thereto as lenders. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 31, 2003.
10.8	Amendment No. 2 and Waiver to Loan and Security Agreement, dated April 16, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.5.1 to Annual Report on Form 10-K for fiscal year ended December 31, 2003.
10.9	Amendment No. 3 and Waiver to Loan and Security Agreement, dated August 3, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.5.2 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

Exhibits	Description

10.10	Amendment No. 4 and Waiver to Loan and Security Agreement, dated October 25, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.5.3 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.
10.11	Term Promissory Note, dated March 31, 2003, made by Mackie Designs Inc. to the order of Congress Financial Corporation in the principal amount of $2,500,000. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 31, 2003.
10.12	Pledge and Security Agreement, dated March 31, 2003, made by Mackie Designs Inc. to and in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated March 31, 2003.
10.13	Patent Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated March 31, 2003.
10.14	Copyright Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions, which are parties thereto as lenders. Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated March 31, 2003.
10.15	Trademark Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions, which are parties thereto as lenders. Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated March 31, 2003.
10.16	Guarantee, dated March 31, 2003, made by Mackie Designs Manufacturing, Inc., SIA Software Company, Inc. and Mackie Investment Co. for and on behalf of Mackie Designs Inc. in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions which are parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K dated March 31, 2003.
10.17	Guarantee, dated March 31, 2003, made by Mackie Designs Inc., Mackie Designs Manufacturing, Inc., SIA Software Company, Inc. and Mackie Investment Co. for and on behalf of Mackie Designs UK Plc in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions which are parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated March 31, 2003.
10.18	Second Amended and Restated Subordination Credit Agreement, dated March 31, 2003, between and among U.S. Bank National Association, as lender, Mackie Designs Inc., as borrower, and Mackie Designs Manufacturing, Inc., SIA Software Company, Inc., and Mackie Investment Co., as guarantors. Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated March 31, 2003.
10.19	Intercreditor and Subordination Agreement, dated March 31, 2003, by and among Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions from time to time party to the Senior Loan Agreement as lenders, and U.S. Bank National Association. Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated March 31, 2003.
10.20	Stock Purchase Warrant, dated March 31, 2003, issued by Mackie Designs Inc. to Sun Mackie, LLC for the right to purchase 1,179,429 shares of common stock. Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K dated March 31, 2003.

Exhibits	Description

10.21	Subordinated Promissory Note, dated March 31, 2003, made by Mackie Designs Inc. to the order of Sun Mackie, LLC in the principal amount of $3,931,429. Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K dated March 31, 2003.
10.22	Loan Agreement dated October 21, 1999 between James T. Engen and Mackie Designs, Inc. in the amount of $250,000. Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.23	Exchange Agreement dated August 3, 2004, among LOUD Technologies Inc., Sun Mackie, LLC, Randolph Street Partners V, and H.I.G. Partners, Inc. Incorporated by reference to Exhibit 10.19 to current Report on Form 8-K dated August 3, 2004.
10.24	Credit Agreement, dated August 29, 2005, among Loud Technologies, Inc., St. Louis Music, Inc., the financial institutions of other entities from time to time parties thereto, each as a Lender, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and ING CAPITAL LLC, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 29, 2005.
10.25	Securities Purchase Agreement, dated August 29, 2005, among Loud Technologies, Inc., St. Louis Music, Inc., the other guarantors from time to time party thereto, and OCM Mezzanine Fund, L.P. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated August 29, 2005.
10.26	Subordination Agreement, dated August 29, 2005, among Loud Technologies, Inc., St. Louis Music, Inc., and certain of their subsidiaries, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, and OCM Mezzanine Fund, L.P. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated August 29, 2005.
10.27	Commercial Lease dated December 20, 2001, by and between Eugene M. Kornblum, Trustee of The Eugene M. Kornblum Trust Agreement Dated July 18, 1997, as to an undivided 25% interest as tenants in common; Helen H. Kornblum, Trustee of The Helen H. Kornblum Trust Agreement Dated July 11, 1997, as to an undivided 25% interest as tenants in common; and Carole A. Simon and Robert S. Simon, Trustees of The Carole A. Simon and Robert S. Simon Revocable Trust U/T/A dated November 27, 1991, as to an undivided 50% interest as tenants in common, as landlord, and St. Louis Music, Inc. as tenant.
10.28	Lease dated November 8, 2000, as amended to date, by and between Cornerstone Industrial Fund I, L.L.C., as landlord, and Loud Technologies Inc., as tenant. Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
10.29	Refinancing loan agreement dated March 30, 2007, from Ableco Finance LLC. Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.30	Refinancing security agreement dated March 30, 2007, from Ableco Finance LLC. Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.31	Refinancing side letter dated April 10, 2007, from Ableco Finance LLC. Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.32	Share Purchase Agreement by and between Grace Acquisition Co Limited, LOUD Technologies, Inc., Vendors set forth in Part 1 of Schedule 1 to the Share Purchase Agreement and persons set forth in Part 2 of Schedule 1 to the Share Purchase Agreement, dated March 6, 2007. Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.33	Amendment No. 1 to Financing Agreement by and among LOUD Technologies Inc., Grace Acquisition Co. Limited, as the borrowers, each subsidiary of the Parent listed on the signature pages thereto, the lenders from time to time party thereto, Ableco Finance LLC, as collateral agent for the lenders, and GMAC Commercial Finance LLC, as administrative agent for the lenders, dated as of May 24, 2007. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 24, 2007.

Exhibits		Description

10.34		Waiver and Amendment No. 2 to Financing Agreement dated as of October 17, 2007, by and among LOUD Technologies Inc., a Washington corporation, Grace Acquisition Co. Limited, a company incorporated under the laws of England and Wales, certain subsidiaries of LOUD Technologies, certain lenders, Ableco Finance LLC, a Delaware limited liability company (“Ableco”), as collateral agent for the lenders, and GMAC Commercial Finance LLC (“GMAC”), as administrative agent for the lenders. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 17, 2007.
10.35		Waiver and Amendment No. 3 to Financing Agreement by and among LOUD Technologies Inc., Grace Acquisition Co. Limited, as the borrowers, each subsidiary of the Parent listed on the signature pages thereto, the lenders from time to time party thereto, Ableco Finance LLC, as collateral agent for the lenders, and GMAC Commercial Finance LLC, as administrative agent for the lenders, dated as of March 6, 2008. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 7, 2008.
10.36		Convertible Senior Subordinated Secured Promissory Note in favor of Sun Mackie, LLC, a Delaware limited liability company, in the amount of $7,500,000, dated as of March 18, 2008. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 20, 2008.
10.37		Security Agreement by and among LOUD Technologies Inc., a Washington corporation, the other Grantors listed on the signature pages thereto and those additional entities that hereafter become parties thereto by executing the form of Supplement attached thereto as Annex 1, and Sun Mackie, LLC, a Delaware limited liability company, dated as of March 18, 2008. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 20, 2008.
*21	.1	Subsidiaries of LOUD Technologies Inc.
*23	.1	Consent of KPMG LLP,-Independent Registered Public Accounting Firm.
*31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith