Form 10-K/A
period 2007-12-31
LOUD TECHNOLOGIES INC
filed 2008-04-29
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)
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
     On March 30, 2008, 4,618,941 shares of common stock were outstanding.

EXPLANATORY STATEMENT
     This Amendment No. 1 to Form 10-K/A (the “Amendment”) amends the Registrant’s Annual Report on Form 10-K filed by the Registrant on March 31, 2008, and is being filed solely to include in Registrant’s Annual Report on Form 10-K the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Amendment does not amend or alter the information set forth in Parts I, II, IV or Item 14 of Part III of Registrant’s Annual Report on Form 10-K filed on March 31, 2008.

LOUD TECHNOLOGIES INC.
FORM 10-K/A
For the Year Ended December 31, 2007

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS, EXECUTIVE OFFICERS
AND KEY EMPLOYEES
     The Company’s directors, executive officers and key employees, are as follows:

Name	Age	Position
Directors:
James T. Engen	45	Chairman, President, Chief Executive Officer and Director (Class 1)
Jon. W. Gacek(1)	46	Director (Class 1)
R. Lynn Skillen	52	Director (Class 1)
Thomas V. Taylor(2)	42	Director (Class 2)
Jason H. Neimark	37	Director (Class 2) and Vice President
Kevin J. Calhoun	47	Director (Class 2)
Mark E. Kuchenrither(2)	46	Director (Class 2), Vice President and Assistant Secretary
Clarence E. Terry	61	Director (Class 3) and Vice President
C. Daryl Hollis(1)	64	Director (Class 3)
George R. Rea(1)	70	Director (Class 3)

Other Executive Officers and Key Employees:
Gerald Y. Ng	46	Chief Financial Officer, Senior Vice President, Treasurer and Secretary
Gary M. Reilly	55	Senior Vice President Engineering

(1)	Member of the Audit Committee.

(2)	Member of the Compensation & Options Committee.
Directors —
     James T. Engen was appointed President, Chief Executive Officer, and a director in November 2000 and Chairman in May 2005. Prior to such appointment, Mr. Engen served as the Company’s Chief Operating Officer. From 1998 to 1999, Mr. Engen oversaw the European operations of the Company. From 1997 to 1998, Mr. Engen was a Senior Vice President of Price Waterhouse, a public accounting firm (now PricewaterhouseCoopers LLP), specializing in the restructuring and refinancing of companies. Prior to joining Price Waterhouse, Mr. Engen’s background included being the executive producer of a mini-series, which was sold to ESPN, and the producer/publisher of other sports-related productions. Mr. Engen has several years of experience as a chartered accountant for Price Waterhouse, and five years as a freelance sound consultant specializing in the design and equalization of large sound systems in stadiums, arenas, and convention centers. Mr. Engen holds the professional designation of Chartered Accountant, granted by the Institute of Chartered Accountants of British Columbia.

     Jon W. Gacek was appointed director in September 2002. Mr. Gacek joined Quantum as Executive Vice President and Chief Financial Officer in August 2006, upon Quantum’s acquisition of Advanced Digital Information Corp. (ADIC). Previously, he served as the Chief Financial Officer at ADIC from 1999 to 2006. ADIC is a designer and manufacturer of automated high performance data storage hardware and software products used to backup and archive electronic data in client/server network computing environments. Prior to joining ADIC in 1999, he was a partner at PricewaterhouseCoopers LLP in charge of the office technology practice in Seattle, Washington. While at PricewaterhouseCoopers, Mr. Gacek assisted private equity investment firms in a number of merger, acquisition, leveraged buyout and other transactions. Mr. Gacek is also a director at HouseValues.com, which is traded on Nasdaq under the symbol SOLD. Mr. Gacek holds a B.A. in Accounting from Western Washington University.
     R. Lynn Skillen was appointed director in February 2003. Mr. Skillen has served as Senior Vice President of Sun Capital Partners, Inc. since June 2006, and has more than 30 years of experience in finance and operations. Prior to joining Sun Capital as Vice President in November 2002, Mr. Skillen served as Chief Financial Officer of two Sun Capital portfolio companies (Catalina Lighting, Inc. and Celebrity, Inc.). He also served as Vice President-Finance of Dollar Car Rental from September 1997 to March 1998 and as Chief Financial Officer of Snappy Car Rental, Inc. from October 1994 to September 1997. Prior to 1994, Mr. Skillen spent 16 years at Safelite Auto Glass, serving in several finance and operations management positions. Mr. Skillen is also a director of Indalex Holdings Finance, Inc. and a number of private companies.
     Clarence E. (“Bud”) Terry, was appointed as a director and Vice President in February 2003. Mr. Terry has served as Managing Director of Sun Capital Partners, Inc. since September 1999, and has more than 30 years of operating experience. Prior to joining Sun Capital, Mr. Terry served as Vice President at Rain Bird Sprinkler Manufacturing, Inc., the largest manufacturer of irrigation products in the world. Mr. Terry has been responsible for all areas of operations, including manufacturing, foreign sourcing, sales and marketing, and general management. Mr. Terry is also a director of SAN Holdings, Inc., Indalex Holdings Finance, Inc., Real Mex Restaurants, Inc. and a number of private companies.
     Jason H. Neimark, was appointed Vice President in February 2003 and a director in May 2005. Mr. Neimark is a Managing Director of Sun Capital Partners, Inc. Since joining Sun Capital Partners in 2001, Mr. Neimark has led more than 30 buyout and re-financing transactions on behalf of affiliates of Sun Capital Partners, Inc. After receiving his CPA designation in 1992, Mr. Neimark worked as a tax consultant and auditor for KPMG Peat Marwick until 1995 when he joined Midwest Mezzanine Funds, a provider of junior capital to middle market businesses, where he served until 2001 as a Principal and President of K&D Distributors, a national direct marketer and specialty distributor of optical products, and an affiliated company of Midwest Mezzanine. Mr. Neimark led K&D’s financial and operational turnaround in 2000. Mr. Neimark graduated from Indiana University with a Bachelor of Science degree in Accounting.
     Kevin J. Calhoun, was appointed as a director in May 2006. Mr. Calhoun has been employed by Sun Capital Partners, Inc. since 2000, and currently serves as its Senior Vice President & Chief Financial Officer. Mr. Calhoun previously served as Chief Financial Officer of Sun Capital Partners, Inc.’s first affiliated portfolio company. Mr. Calhoun has over 24 years of operating, accounting and tax, management information systems, and risk management experience. Prior to joining Sun Capital Partners, Inc., he served as Chief Financial Officer of a publicly-held technology company and Controller for a privately-owned distribution business. Mr. Calhoun was also with Ernst & Young for ten years, most recently as a Senior Manager in its audit department. Currently, Mr. Calhoun is also a director of SAN Holdings, Inc. Mr. Calhoun received his Bachelor of Science degree in Accounting from the University of Florida.

     Thomas V. Taylor was appointed as a director by the Board of Directors in April 2007. Mr. Taylor has had extensive operating and merchandising experience having spent twenty-three years with The Home Depot Companies, most recently serving as Executive Vice President, Merchandising and CMO. Mr. Taylor began his career with The Home Depot at age 16, working as a part-time Associate in the outside garden department of a store in Miami, Florida. He quickly rose through the organization assuming increasing levels of managerial and executive responsibility. From Department Head, he became Assistant Store Manager, Store Manager, and at age 26, District Manager. In 1996, he was named President of the Eastern Division, and in December 2001, he was elevated to President of the Eastern Division when the Southeast and Northern Divisions were combined to create the new Eastern Division, Home Depot’s largest division with over 650 stores. From December 2004 to August 2005, Mr. Taylor assumed the newly-created role of Executive Vice President, a position responsible for all U.S. and Mexican stores. In August 2005, he was appointed Executive Vice President of Merchandising and Marketing with direct reports in merchandising, marketing, advertising, logistics, and international global sourcing.
     Mark E. Kuchenrither, was appointed director and Vice President and Assistant Secretary of the Company on July 13, 2007. Mr. Kuchenrither is a Vice President of Sun Capital Partners. Prior to joining the Company, Mr. Kuchenrither served as a Chief Financial Officer of Arch Aluminum & Glass Co. from 2003 to 2007. From 2000 to 2003 Mr. Kuchenrither served as Chief Financial Officer and Treasurer for Peavey Electronics Corporation. Prior to joining Peavey Electronics Corporation, Mr. Kuchenrither spent nine years in various financial and operating roles for other corporations.
     C. Daryl Hollis was appointed as a director in April 2003. Mr. Hollis is a CPA and has been an independent business consultant since 1998. From 1996 to 1998, Mr. Hollis served as Executive Vice President and Chief Financial Officer of The Panda Project, Inc., a technology company. Mr. Hollis is also a director of Medical Staffing Network Holdings, Inc.
     George R. Rea, was appointed as a director in April 2003. Mr. Rea has been an independent business consultant since 1994.
Other Executive Officers and Key Employees
     Gerald Y. Ng was appointed Chief Financial Officer of the Company effective July 23, 2007. Mr. Ng served as Vice President of Finance and Business Development for Medtronic Physio-Control since 2001 with responsibility for Finance and Information Technology operations and Business Development and Planning activities. Prior to joining Medtronic, he was a Senior Manager with Ernst & Young’s Management Consulting practice for seven years focusing on operational improvement and system implementation initiatives for clients in the Life Science and High Technology industries.
     Gary M. Reilly was appointed Senior Vice President of Engineering in July 2005. Mr. Reilly brings to the Company over 25 years experience in engineering and product development, most recently as Sr. Director of Product Development at Qualcomm, a leader in developing innovative digital wireless communications products and services, where he was responsible for driving alignment of product strategies, roadmaps and development plans. Mr. Reilly held various product development and engineering positions at Cubic, Spectrum Control, Advanced Technology Laboratories, Data I/O and Boeing Aerospace.
ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS

     Committees
     The Company is a “controlled company” as defined in Rule 4350(c)(5) of the NASDAQ Marketplace Rules because more than 50% of its voting power is held by Sun Mackie, LLC and its affiliates. Please see “Beneficial Ownership of Principal Shareholders, Directors and Management” below. As a “controlled company,” the Company is exempt from the requirements of Rule 4350(c) with respect to the Company having a majority of independent directors on the Board of Directors, the compensation and nominating committees being composed solely of independent directors, the compensation of the executive officers being determined by a majority of the independent directors or a compensation committee composed solely of independent directors, and director nominees being selected or recommended for the Board’s selection, either by a majority of the independent directors, or a nominating committee composed solely of independent directors.
     The Company’s Board of Directors currently has two standing committees: an Audit Committee and a Compensation and Options Committee.
     The Audit Committee (1) reviews any non-audit services our independent accountants perform and considering the effect, if any, this may have on their independence, (2) recommends engagement of the Company’s independent registered public accounting firm, (3) reviews the scope of the audit, (4) considers comments made by the independent registered public accounting firm with respect to accounting procedures and internal controls and the consideration given thereto by management, and (5) reviews internal accounting procedures and controls with the Company’s financial and accounting staff. The Audit Committee currently consists of Messrs. Gacek, Hollis (Chair) and Rea. Mr. Gacek is the financial expert serving on its Audit Committee and is independent.
     The Registrant’s code of ethics is available on its website at www.loudtechinc.com.
Item 11. Executive Compensation.
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Overview of Compensation Program
     The Compensation and Options Committee of the Board of Directors is responsible for setting and administering the policies and programs that govern compensation for the executive officers of the Company. The Compensation Committee currently consists of Thomas V. Taylor and Mark E. Kuthenrither.

     Our executive compensation program is designed to attract, motivate and retain high-caliber executive officers and to ensure that an appropriate relationship exists between compensation and corporate performance. These goals are attained by having a portion of the executive’s compensation dependent upon business results and providing our executives with equity interests in the Company. The principle elements of our executive compensation program include a base salary, incentive payments pursuant to the Management Incentive Plan and stock options. These components are administered with the goal of providing total compensation that is competitive in the marketplace, rewards successful financial performance and aligns executive officers’ interests with those of the Company’s stockholders.
     Throughout this Amendment, the individuals who have served as the Company’s Chief Executive Officer, its Chief Financial Officer and the two other most highly compensated executive officers during fiscal year 2007 are referred to as the “named executive officers.” Although generally “named executive officers” would include three other most highly compensated executive officers, at present the Company only has two executive officers other than the Chief Executive Officer and Chief Financial Officer.
Compensation Philosophy and Objectives
     The Compensation and Options Committee believes that the most effective executive compensation program is one that is designed to reward the Company’s achievement of specific annual, long-term and strategic goals. The Compensation Committee seeks to align executives’ interests with those of the stockholders by rewarding performance at or above established goals, with the ultimate objective of improving stockholders value and positioning the Company for future growth. The Compensation and Options Committee evaluates both performance and compensation levels to ensure that the Company maintains its ability to attract and retain high-caliber executives in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of companies the Compensation and Options Committee deems from time to time to be comparable in terms of size and goals. To align the goals of the Company’s executives with the Company’s objectives, and to reward performance as measured against established goals, the Compensation and Options Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation.
     The compensation program is designed to reward actions and accomplishments that support the long-term success of the Company, such as long-term increases in the Company’s share price, increases in revenue and earnings, attracting and retaining highly qualified and skilled employees, as well as other factors. In determining the appropriate level of compensation for any of the named executive officers, the Compensation and Options Committee takes into consideration accomplishments which position the Company for future growth, the responsibility for and contribution of the named executive officer to the Company’s overall performance, the tenure of the named executive officer, and the contribution of the named executive officer to the mitigation of current or future losses and the increase in revenues and bottom-line performance of the Company.
Role of Executive Officers in Compensation Decisions
     The Chief Executive Officer makes compensation-related recommendations to the Compensation and Options Committee for the committee’s review and approval.

Setting Executive Compensation
     For our Chief Executive Officer, the Compensation Committee reviews and approves corporate goals and objectives related to the Company’s general philosophy for executive compensation, including leadership, business acumen, progress in implementing corporate strategy, value to the business and corporate governance. The ability of our Chief Executive Officer to satisfy these goals is a material consideration in establishing his compensation.
     For other named executive officers, the Compensation and Options Committee reviews the performance of both the named executive officer and the Company, and the contribution of the executive to meeting the Company’s goals, in setting compensation levels. The Compensation and Options Committee does not rely upon comparisons to any specific set of peer companies or peer company metrics in establishing executive compensation, and instead relies upon, in combination with other measures, its evaluation of general compensation trends within its industry group and geographic area. Salary ranges, total compensation, experience level, and special circumstances due to our operations and changes in the competitive market are also taken into consideration, which in some cases may result in a deviation from the compensation payable to executive officers of a similar tenure within our areas of business.
     The Compensation and Options Committee seeks to balance current cash compensation as a reward for services rendered with at-risk, performance-based cash and non-cash incentives designed to reward past performance and encourage future performance. The granting of stock options that vest over a period of time is one method of rewarding and motivating executive officers while conserving Company resources. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation and Options Committee reviews the Company’s performance and progress toward its goals and periodically reevaluates the mix of compensation paid to our named executive officers. During 2007, we chose to compensate our named executive officers primarily in the form of cash salary and incentive payments pursuant to the Management Incentive Plan, with cash salary being the largest component of compensation for all of our named executive officers.
     Grants of stock options are awarded to our named executive officers effective at the close of business on the date the Compensation Committee approves the grant. Options are priced at 100% of the closing market price of the stock on the date of grant. Stock options are not granted or priced retroactively. During 2007, the Company granted 30,000 stock options to one of its named executive officers.
     Neither the Company nor the Compensation and Options Committee has retained a compensation consultant to review or advise on our policies and procedures with respect to executive compensation.
2007 Executive Compensation Components
     Executive compensation consists of the following components:
•	Base salary;

•	Incentive payments pursuant to the Management Incentive Plan;

•	Stock option plan; and

•	Perquisites and personal benefits.
As discussed above, we use this mix of compensation to motivate our executive officers to achieve the business and other goals set by the Company and to reward our executives for achieving those goals.
     Base Salary. Base salaries for our executives are determined at the discretion of our Compensation and Options Committee and intended to reflect the scope of each executive officer’s responsibilities, our success, and contributions of each executive to that success. Executive salaries are generally adjusted gradually over time and as necessary to meet this objective. During its review of suitable base salary levels, the Compensation and Options Committee undertakes an internal review of each named executive officer’s compensation, both individually and relative to other executive officers, relative to the Compensation and Options Committee’s perception of compensation levels in the marketplace, and the individual performance of the executive. The Compensation and Options Committee reviews executive compensation on an annual basis, or more often if necessary and determines base salary and cash bonuses for executive officers. In 2007, the annual review was performed in March. Increases in base salary may be moderated by other considerations, such as geographic or market data, industry trends or the Compensation and Options Committee’s perception of the fairness of the compensation relative to other executive officers.
     Incentive payments pursuant to the Management Incentive Plan. All of our named executive officers are eligible for annual incentive payments pursuant to the Management Incentive Plan. The Compensation and Options Committee approved the payment of incentive payments to all of our named executive officers in 2007 pursuant to the Management Incentive Plan reflected in the Grants of Plan Based Awards table. The Management and Incentive Plan was adopted in 2003 and is an incentive payment program based on the Company’s achievement of certain earnings criteria. The Management Incentive Plan is available to executive officers and key employees as designated by the Company from time to time.
     For each fiscal year, the Compensation and Options Committee determines a target level of Company performance and the percentage and payout each executive officer is entitled to receive if the target level is achieved. The Compensation and Options Committee sets the target performance level based on past Company performance, market pricing and prior practices. The Compensation and Options Committee considers each named executive officer’s responsibilities, contributions to the success of the Company and salary level in setting their respective incentive payment. For 2007, the following incentive payment levels were approved by the Compensation and Options Committee, with “X Variable” representing the set incentive payment amount for each named executive officer:
Adjusted EBITDA @ $18,000,000 = 0% X Variable
Adjusted EBITDA @ $21,000,000 = 100% X Variable
Adjusted EBITDA @ $24,000,000 = 200% X Variable
Adjusted EBITDA @ $27,000,000 = 300% X Variable
     In 2007, the total amount paid to the named executive officers was $133,284 for incentives earned in 2006. There were no incentives earned in 2007. Incentive payments are generally paid on an annual basis.
     Stock Option Plan. In 1995 and 2003, we adopted stock option plans to enhance profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer stock-based incentives and other equity interest to employees, managers and directors of the Company, thereby attracting, retaining and rewarding these individuals and strengthening the mutuality of interests between these individuals and the Company’s stockholders. The Company currently issues stock options only under the 2003 Stock Option Plan.
     The stock option plans are administered by the Compensation and Options Committee, which has full authority to grant stock based awards according to the terms of the Stock Option Plan.
     1995 Stock Option Plan
     Our 1995 Stock Option Plan was adopted with the objective of attracting, motivating and retaining key personnel and promoting our success by linking the interests of our employees, managers and directors with our success. There are 1.3 million shares of common stock authorized for option grants under the plan. With the adoption of the 2003 Stock Option Plan on July 15, 2003, the Company no longer grants additional stock options under the 1995 Stock Option Plan. The term of each option is 10 years from the grant of the option. Options granted under our 1995 Stock Option Plan, unless waived or modified in a particular option agreement or by action of the Compensation and Options Committee, vest according to the following schedule:
Year 1: 25%
Year 2: 50%
Year 3: 75%
Year 4: 100%

     As of December 31, 2007, all options granted under the 1995 Stock Option Plan have fully vested. The exercise price of nonqualified stock options granted under the plan may be greater or less than the fair value of the common stock on the date of grant, as determined by the Compensation and Options Committee at its discretion. At December 31, 2007, 902,000 shares of common stock were available for future grants under the 1995 Plan.
     2003 Stock Option Plan
     The 2003 Stock Option Plan calls for options to be non-qualified stock options with exercise prices equal to the fair value of the stock on the date granted. The stock options under the Stock Option Plan have a term of 10 years and, unless waived or modified in a particular option agreement or by action of the Compensation and Options Committee, vest according to the following schedule:
Year 1: 20%
Year 2: 40%
Year 3: 60%
Year 4: 80%
Year 5: 100%
     At December 31, 2007, 178,000 shares of common stock were available for future grants under the 2003 Plan.
     Provisions related to the termination of the stock option award are generally determined by the Compensation and Options Committee at the time of grant. Currently outstanding options under the Stock Option Plans provided that in the event of termination of a grantee due to death or disability, the options may be exercised, to the extent exercisable on the date of their death, by their Legal Representative at any time within one year after death. In the event a grantee voluntarily terminates or is terminated without cause, the grantee may exercise their options, to the extent exercisable on the date of such termination, at any time within three months after the date of termination. In the event that a grantee is terminated for cause, the options shall terminate on the day immediately before the date of the termination. The 2003 Stock Option Plan prohibits each of the named executive officers from competing with us for a period of two years after termination of their employment relationship with the Company, which includes a prohibition against accepting a position with a direct competitor of the Company.
     The total number of shares of common stock, which may be issued under the 2003 Stock Option Plan, is 345,600 shares. In 2007, the Company issued 30,000 shares under its 2003 Stock Option Plan.
     Perquisites and Other Personal Benefits. The Company provides named executive officers with perquisites and other personal benefits that the Company and the Compensation and Options Committee believe are reasonable and consistent with its overall compensation program and which it perceives will better enable the Company to attract and retain superior employees for key positions. In addition to customary health insurance, disability insurance and vacation benefits, the Company provides one times the annual base earnings, with a maximum of $300,000 for term life insurance. In addition, the Company matches 401(k) contributions made by the named executive officers at 50 cents on the dollar up to 6% of their annual salary.
Retirement Plans
     Beginning January 1, 1992 we sponsor a 401(k) retirement plan that is available to all of our employees. Participants may make tax-deferred contributions to the plan. The Company matches 50 cents on the dollar up to 6% of the employee’s annual salary. The Company match is discretionary and subject to approval by the Compensation and Options Committee.
Policy of Deductibility of Compensation

     The Compensation and Options Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and the four other most highly compensated executive officers, unless such compensation meets certain exceptions to the general rule. Compensation paid by the Company to each of its executive officers in 2007 was below $1 million, and therefore Section 162(m) did not affect the tax deductions available to the Company. The Committee will continue to monitor the applicability of the section to the Company’s compensation programs and will determine at a later date what actions, if any, the Company should take to qualify for available tax deductions.
Executive Employment Agreements
     James T. Engen Employment Agreement. We have entered into an employment agreement with James T. Engen, our Chief Executive Officer, most recently effective August 1, 2001. Under his employment agreement, Mr. Engen is entitled to receive an annual base salary of $335,000, subject to review by our Compensation and Options Committee. Mr. Engen is also entitled to an incentive payment based on the thresholds and target set by the Compensation and Options Committee pursuant to the Management Incentive Plan. If we terminate Mr. Engen’s employment without cause, the Company is obligated to pay Mr. Engen $335,000 in equal periodic severance payments over twelve months. We are not obligated to make any cash payment to Mr. Engen if his employment is terminated by us for cause.
Potential Payments Upon Termination or Change in Control
     Pursuant to his agreement dated August 1, 2001, if Mr. Engen is terminated without cause (whether through constructive termination or otherwise), we must make periodic severance payments to him in amount equal to his annual base salary of $335,000. Assuming he were to be terminated without cause (whether through constructive termination or otherwise) on December 31, 2007, he would be entitled to payment in the amount of $335,000 in equal periodic severance payments over twelve months. We are not obligated to make any cash payment to Mr. Engen if his employment is terminated by us for cause, or to any other executive officer on the termination of employment for any reason. In addition, we do not provide any medical continuation or death or disability benefits for any of our executive officers that are not also available to our employees.
     Mr. O’Neil’s employment was terminated on June, 30, 2007 for a reason other than cause and the Company entered into a Termination Agreement with Mr. O’Neil on that date. Pursuant to the Termination Agreement, we made periodic severance payments to him totaling $100,000 for six months after his termination.
     Mr. Loyko’s employment was terminated on April 13, 2007 for a reason other than cause and the Company entered into a Termination Agreement with Mr. Loyko on that date. Pursuant to the Termination Agreement, we made periodic severance payments to him totaling $150,000 for twelve months after his termination. In addition, we will provide medical continuation or death or disability benefits for twelve months. Mr. Loyko’s employment contract prohibits him from competing with us for a period of one year from April 13, 2007, which includes a prohibition against accepting a position with a direct competitor of the Company.
     In addition, Messrs. Engen, Reilly, Powers and Ng hold options that would vest upon any change in control. We are not obligated to make any other payment on a change in control. Assuming a change in control was to take place on December 31, 2007, the following individuals would be entitled to a change in control payment in the amounts set forth:

	Value of Accelerated
	Equity Awards
Name	($)
James T. Engen	$139,536	(1)
Gary M. Reilly	$48,960	(1)
Shawn C. Powers	$40,800	(1)
Gerald Y. Ng	$0	(1)
Timothy P. O’Neil	$0	(1)

(1)	Based on a closing stock price on December 31, 2007 of $6.80

SUMMARY COMPENSATION TABLE

						Non-Equity
						Incentive Plan
						Compensation		All Other
		Salary	Bonus	Stock Awards	Options Awards	(1)		Compensation(2)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)	($)

James T. Engen	2005	$325,000	—	—	71,237	131,556	(3)	4,433	532,226
Chairman, President,	2006	325,000	—	—	—	68,567	(3)	6,450	400,017
Chief Executive Officer	2007	335,000	—	—	—	51,263	(3)	—	386,263
and Director

Timothy P. O’Neil(7)	2005	190,000	—	—	30,530	70,000	(4)	4,433	294,963
Chief Financial	2006	190,000	—	—	—	49,867	(4)	6,450	246,317
Officer, Senior	2007	200,000	—	—	—	34,175	(4)	—	234,175
Vice President, Treasurer and Secretary

Gerald Y. Ng	2007	220,000	10,000	—	—	—		—	230,000
Chief Financial Officer, Senior Vice President, Treasurer and Secretary

Shawn C. Powers(7)	2005	154,000	—	—	71,237	77,600	(5)	4,433	307,270
Senior Vice President	2006	165,000	—	—	—	37,400	(5)	5,977	208,377
Operations	2007	170,000	—	—	—	23,923	(5)	—	193,923

Gary M Reilly	2005	160,000	—	—	—	30,000	(6)	—	190,000
Senior Vice President	2006	160,000	—	—	—	18,700	(6)	5,629	184,329
Engineering	2007	165,000	—	—	—	23,923	(6)	—	188,923

(1)	See the Grants of Plan Based Awards table for the individual payout amounts for the 2007 Management Incentive Plan.

(2)	The amounts reflected in this column consist of payments made by the Company for the named executives for matching contributions under its 401(k) profit sharing plan.

(3)	Mr. Engen’s incentive payments pursuant to the Management Incentive Plan for 2005 includes $55,000 in management and incentive plan earned and paid in 2005 and $68,567 in management and incentive plan earned in 2005 but paid in 2006 and $51,263 in management and incentive plan earned in 2006 but paid in 2007.

(4)	Mr. O’Neil’s incentive payments pursuant to the Management Incentive Plan for 2005 includes $40,000 in management and incentive plan earned and paid in 2005 and $49,867 in management and incentive plan earned in 2005 but paid in 2006 and $34,175 in management and incentive plan earned in 2006 but paid in 2007.

(5)	Mr. Power’s incentive payments pursuant to the Management Incentive Plan for 2005 includes $30,000 in management and incentive plan earned and paid in 2005 and $37,400 in incentive payments pursuant to the Management Incentive Plan that were earned in 2005 but paid in 2006 and $23,923 in management and incentive plan earned in 2006 but paid in 2007.

(6)	Mr. Reilly’s incentive payments pursuant to the Management Incentive Plan for 2005 includes $30,000 in management and incentive plan earned and paid in 2005 and $18,700 in incentive payments pursuant to the Management Incentive Plan that were earned in 2005 but paid in 2006 and $23,923 in management and incentive plan earned in 2006 but paid in 2007.

(7)	Timothy P. O’Neil resigned on June 30, 2007 and Shawn C. Powers resigned on 12/31/07. The Company did not employ any other Executive Officers at 12/31/07.

Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the outstanding equity awards held by the named executives as of December 31, 2007. The Company did not grant any stock awards to our named executive officers during fiscal year 2007.

Option Awards
				Equity Incentive
			Number of	Plan Awards: Number
	Number of Securities		Securities	of Securities
	Underlying		Underlying	Underlying
	Unexercised Options		Unexercised Options	Unexercised	Option Exercise
	(#)		(#)	Unearned Options	Price	Option Expiration
Name	Exercisable		Unexercisable	(#)	($)	Date

James T. Engen	64,000	(1)	16,000	—	$5.20	07/23/13
	640	(2)	160	—	6.75	09/02/13
	640	(3)	160	—	11.30	03/22/14
	2,800	(4)	4,200	—	14.75	06/28/15
	20,000	(5)	—	—	23.75	09/21/09
	3,000	(6)	—	—	25.30	01/01/11
	10,000	(7)	—	—	27.50	01/01/10
	10,000	(8)	—	—	27.50	05/16/11
	20,000	(9)	—	—	31.25	10/26/08

Gary M. Reilly	48,960	(10)	7,200	—	13.75	07/11/15

Shawn C. Powers	7,200	(3)	1,800	—	11.30	03/22/14
	2,800	(4)	4,200	—	14.75	06/28/15

Gerald Y. Ng	0	(11)	30,000	—	9.51	07/23/17

Timothy P. O’Neil	0	(1)(4))	—	—	5.20	07/23/13
					14.75	06/28/15

(1)	Vesting began July 24, 2003 pursuant to a 5-year equal annual vesting schedule in the 2003 Stock Option Plan.

(2)	Vesting began September 2, 2003 pursuant to a 5-year equal annual vesting schedule in the 2003 Stock Option Plan.

(3)	Vesting began March 22, 2004 pursuant to a 5-year equal annual vesting schedule in the 2003 Stock Option Plan.

(4)	Vesting began June 28, 2005 pursuant to a 5-year equal annual vesting schedule in the 2003 Stock Option Plan.

(5)	Vesting began September 21, 1999 pursuant to a 4-year equal annual vesting schedule in the 1995 Stock Option Plan.

(6)	Vesting began January 1, 2001 pursuant to a 4-year equal annual vesting schedule in the 1995 Stock Option Plan.

(7)	Vesting began January 1, 2000 pursuant to a 4-year equal annual vesting schedule in the 1995 Stock Option Plan.

(8)	Vesting began May 16, 2001 pursuant to a 4-year equal annual vesting schedule in the 1995 Stock Option Plan.

(9)	Vesting began October 26, 1998 pursuant to a 4-year equal annual vesting schedule in the 1995 Stock Option Plan.

(10)	Vesting began on July 11, 2005 pursuant to a 5-year equal annual vesting schedule in the 2003 Stock Option Plan.

(11)	Vesting began on July 23, 2007 pursuant to a 5-year equal annual vesting schedule in the 2003 Stock Option Plan.

Option Exercises And Stock Vested
     None of the Company’s named executive officers exercised any stock options during the fiscal year ended December 31, 2007.
Grants of Plan Based Awards

										All Other
									All Other	Option Awards:
			Estimated Future Payouts Under			Estimated Future Payouts Under			Stock Awards:	Number of		Grant Date Fair
		Compensation and	Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Number of Shares of	Securities	Exercise or Base	Value of Stock and
		Options Committee	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units	Underlying Options	Price of Option	Option Awards
Name	Grant Date	Approval Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	Awards ($/sh)	($)
James T. Engen(1)	03/08/07	03/08/07	$1	167,500	502,500	—	—	—	—	—	—	—
Gerald Y. Ng(2)	06/11/07	06/11/07	1	75,000	225,000	—	—	—	—	—	—	—
Shawn C. Powers(3)	03/08/07	03/08/07	1	75,000	225,000	—	—	—	—	—	—	—
Gary M. Reilly(4)	03/08/07	03/08/07	1	75,000	225,000	—	—	—	—	—	—	—
Timothy P. O’Neil	“	“	“	“	“	—	—	—	—	—	—	—

(1)	Mr. Engen’s 2007 management and incentive plan payout was $0.

(2)	Mr. Ng’s 2007 management and incentive plan payout was $0.

(3)	Mr. Power’s 2007 management and incentive plan payout was $0.

(4)	Mr. Reilly’s 2007 management and incentive plan payout was $0.
DIRECTOR COMPENSATION
     The Company currently has three independent directors that qualify for compensation. The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, the Company considers the significant amount of time that our directors expend in fulfilling their duties to the Company as well as the skill level required by the Company of its Board of Directors members.
     The Company pays each independent director $25,000 annually, with a 50% premium for the Audit Committee Chair, payable quarterly in arrears, to attract and retain qualified candidates to serve on the Board of Directors. The Company also reimburses directors’ out-of-pocket travel and lodging expenses incurred in connection with attending meetings of the Board and its committees. In addition, directors are eligible to receive stock option grants. The Compensation and Options Committee administers the Company’s stock option plan, and typically grants options upon appointment to the Board of Directors to purchase shares at a price ordinarily determined based upon fair market value of the outstanding options at the date of the grant. Options ordinarily have a ten-year term and vest ratably over a 5 year period. In 2007, the Company did not grant any stock options to its directors. Messrs. Engen, Terry, Skillen, Taylor, Neimark, Calhoun, and Kuchenrither do not receive compensation for their roles as directors.

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2007:

					Change in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation(1)	Total
Name	($)	($)	($)	($)	($)	($)	($)
George R. Rea	$25,000	—	—	—	—	—	25,000
Jon W. Gacek	25,000	—	—	—	—	—	25,000
C. Daryl Hollis(2)	37,500	—	—	—	—	1,931	39,431

(1)	The amounts reflected in this column consist of payments made by the Company for reimbursable out-of-pocket expenses incurred while attending meetings of the Board or Board committees.

(2)	As the Audit Committee Chair, Mr. Hollis received a 50% premium on his $25,000 annual salary.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     No member of the Compensation Committee was, during the year ended December 31, 2007, an officer, former officer or employee of the Company. No executive officer of the Company served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on the Company’s Compensation Committee, (ii) the Board of another entity in which one of the executive officers of such entity served on the Company’s Compensation Committee, or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of the Company’s Board, during the year ended December 31, 2007.
COMPENSATION AND OPTIONS COMMITTEE REPORT
     The Company’s Compensation and Options Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussion, the Compensation and Options Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.
COMPENSATION AND OPTIONS COMMITTEE
Thomas V. Taylor (Chair)
Mark E. Kuchenrither
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
EQUITY COMPENSATION PLAN INFORMATION TABLE
The table below provides information, as of December 31, 2007, concerning securities under current and former equity compensation plans.

	(a)	(b)
	Number of securities to be	Weighted-average	(c) Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in Column (a))
Equity compensation plans approved by security holders	365,216	15.22	1,080,335

Total	365,216	15.22	1,080,335

BENEFICIAL OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS AND MANAGEMENT
     The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 31, 2008, by (1) persons who are known by the Company to own beneficially more than 5% of the Company’s outstanding common stock; (2) the Company’s Chief Executive Officer and the two most highly compensated executive officers; (3) the directors; and (4) the directors and executive officers as a group. On March 31, 2008, there were 4,858,941 shares of common stock outstanding. Unless otherwise provided, the address for all directors and executive officers of the Company is 16220 Wood-Red Road, N.E., Woodinville, Washington 98072.

	Amount and Nature of Beneficial
	Ownership of Common Shares as of March
Names	31, 2008(1)		Percent of Class

Sun Mackie, LLC and related entities (2)	3,700,927	(3)	76.2%
James T. Engen	150,740	(5)	3.1%
Shawn C. Powers	10,000	(6)	*
Gary M. Reilly	4,800	(7)	*
Timothy P. O’Neil	—		*
Gerald Y. Ng	—		*
All current directors and executive officers as a group (ten persons)	181,140	(8)	3.7%

*	Less than 1%.

(1)	A person is deemed to be the beneficial owner of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of any option, warrant, or right of conversion of a security or otherwise. All share numbers are adjusted to reflect the 1-for-5 reverse split effected on November 17, 2005.

(2)	Address is c/o Sun Capital Partners, LLC, 5200 Town Center Circle, Suite 600, Boca Raton, FL 33486.

(3)	These shares consist of (i) 3,591,588 shares held directly by Sun Mackie; (ii) 109,339 shares held by certain parties to a Shareholders’ Agreement, dated as of February 21, 2003, by and among the Company, Sun Mackie and the other parties thereto, with respect to which Sun Mackie has sole voting power, and (iii) 1,508,260 shares related to the Convertible Senior Subordinated Secured Promissory Note dated March 18, 2008, the original principal amount of $7.5 million and in which interest is payable in kind on a quarterly basis.

(4)	Messrs. Leder and Krouse each own 50% of the membership interests in Sun Capital Partners, LLC (“Sun Partners LLC”), which in turn is the general partner of Sun Capital Advisors II, LP (“Sun Advisors II”), which in turn is the general partner of Sun Capital Partners II, LP (“Sun Partners II LP”). Messrs. Leder and Krouse also each own 50% of the membership interest in Sun Capital Partners III, LLC (“Sun Capital Partners III LLC”), which in turn is the general partner and managing partner of Sun Capital Advisors III, LP (“Sun Capital Advisors III”), which in turn is the general partner of Sun Capital Partners III, LP (“Sun Partners III LP”) and Sun Capital Partners III QP, LP (“Sun Partners III QP, LP”). Together, Sun Partners II, LP, Sun Partners III, LP and Sun Partners III QP, LP own all the membership interests in Sun Mackie, LLC. As a result, Messrs. Leder and Krouse, Sun Partners LLC, Sun Partners III LLC, Sun Advisors III, Sun Partners II LP, Sun Partners III LP and Sun Partners III QP, LP may be deemed to have indirect beneficial ownership of the securities owned directly by Sun Mackie. Messrs. Leder and Krouse, Sun Partners LLC, Sun Partners III, LLC, Sun Advisors II, Sun Advisors III, Sun Partners II LP, Sun Partners III LP and Sun Partners III QP, LP each expressly disclaims beneficial ownership of any securities in which they do not have a pecuniary interest.

(5)	Includes options to purchase 146,830 shares of the Company stock exercisable within 60 days of March 31, 2008.

(6)	Includes options to purchase 10,000 shares of the Company stock exercisable within 60 days of March 31, 2008.

(7)	Includes options to purchase 4,800 shares of the Company stock exercisable within 60 days of March 31, 2008.

(8)	Includes options to purchase 97,872 shares of the Company stock exercisable within 60 days of March 31, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     As a condition to entering into a waiver and amendment to the senior credit facility on March 6, 2008 waiving certain defaults of the financial covenants of the senior secured credit facility, the lender requested that the Company seek $7.5 million in subordinated financing. In response to the request, on March 18, 2008 we issued the $7.5 million Convertible Senior Subordinated Secured Promissory Note due 2012 to our controlling stockholder, Sun Mackie that is secured by all the assets of the Company now owned and thereafter acquired. In connection with this Note issuance, we paid Sun Mackie a fee of $150,000.
     As part of the Ableco refinancing in March 2007, the Sun Capital Securities Fund, LP, an affiliate of Sun Capital Partners Management, LLC, contributed $9,000,000 of the $12,0000,000 Ableco Term Loan C. In addition, Sun Capital Partners Management, LLC assigned its voting rights to Ableco.
     In connection with the acquisition of St. Louis Music, Inc, the Company paid to Edward A. Kornblum, a former Senior Vice President Entertainment & Artist Relations through December 31, 2006, and certain members of his immediate family cash payments totaling $221,040 during 2006 and $3,011,222 during 2007.
     Also in connection with the acquisition of St. Louis Music, the Company entered into real property lease agreements with certain members of Mr. Kornblum’s immediate family, pursuant to which the Company paid to those persons lease payments totaling $249,282 in 2006, $163,439 in 2007, and pursuant to which the Company is obligated to pay those persons $20,000 per month on a month-to-month lease in 2008. The Company believes that the lease is on terms no less favorable to the Company than might have been obtained from unaffiliated parties, but can offer no assurances to that effect.
     As part of the equity investment made by Sun Mackie, in February 2003, the Company entered into a Management Services Agreement with Sun Capital Partners Management, LLC. Pursuant to this agreement, the Company receives financial and management consulting services from Sun Capital Partners Management in exchange for an annual fee (which is to be paid in quarterly installments) equal to the greater of $400,000 or 6% of the Company’s EBITDA (as defined therein), provided that the fee will not exceed $1 million a year unless approved by a majority of our directors who are not affiliates of Sun Capital Partners Management. During 2007, Sun Capital Partners Management was paid a total of $948,000 pursuant to this Agreement, of which $112,000 represents reimbursement for expenses. This Management Services Agreement terminates on February 21, 2010.
     In August 2004, the Company entered into an Exchange Agreement with Sun Mackie to exchange 2,480,155 shares of the Company’s common stock (pre-split) for the cancellation of all principal and accrued interest due to Sun Mackie pursuant to a Subordinated Promissory Note dated March 31, 2003. The Note had an original principal amount of $3,931,429 and had principal plus accrued interest outstanding as of August 3, 2004 of $4,836,301.
     The Company also paid investment banking fees to Sun Capital Partners Management, LLC in 2005. The Company paid a total of $1,234,322 of which $384,322 represented fees in connection with the acquisition of St. Louis Music and $850,000 represented fees in connection with the debt refinance in August 2005.
     Sun Mackie is majority owned by Sun Capital Partners II, LP. The general partner of Sun Capital Partners II, LP is Sun Capital Advisors II, LP. The general partner of Sun Capital Advisors II, LP is Sun Capital Partners, LLC and its limited partners include, among others, Marc J. Leder, Rodger R. Krouse, Clarence E. Terry, Kevin J. Calhoun, Jason H. Neimark and R. Lynn Skillen. Messrs. Leder, Krouse, Terry, Calhoun, Neimark and Kuehn served as directors of the Company in 2007. In addition, Messrs. Leder and Krouse each own 50% of the membership interests in Sun Capital Partners, LLC. Messrs. Leder and Krouse are also co-Chief Executive Officers of Sun Mackie. Sun Capital Partners Management, LLC is wholly owned by Sun Capital Advisors II, LP.

     Messrs. George R. Rea, Jon W. Gacek and C. Daryl Hollis served as directors of the Company in 2007 and are independent.
Item 14. Principal Account Fees and Services.
INDEPENDENT PUBLIC ACCOUNTANTS
     KPMG LLP was the independent auditor for the Company for the year ended December 31, 2007 and has been selected to continue to serve as the independent auditor for the Company for 2008. Representatives of KPMG LLP are expected to attend the 2008 Annual Meeting and will have the opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions from shareholders.
Fees
     The fees billed for professional services rendered by KPMG LLP for the fiscal years 2007 and 2006 were as follows:

	2007	2006
Audit Fees	$822,000	$390,000
Tax Fees	$222,000	$123,000
There were no other audit-related or other fees billed by KPMG LLP for the fiscal years 2007 and 2006.
     The Audit Committee has considered whether the provision of non-audit services by KPMG LLP is compatible with maintaining the independence of KPMG LLP and has determined that it is.
Pre-Approval Policy
     The Audit Committee has established policies on the pre-approval of audit and other services that the independent auditor may perform. The Committee must pre-approve the annual audit fees payable to the independent auditor on an annual basis. The Committee must also approve on a case-by-case basis their engagement for any other work to be performed for the Company that is not an integral component of the audit services as well as the compensation payable to the independent auditor therefore.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(3)	Documents filed as part of this report:
Exhibits: See Index to Exhibits on Page 24.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUD TECHNOLOGIES INC.
By:	/s/ James T. Engen
James T. Engen
Chairman, President, Chief Executive Officer and Director

Date: April 29, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2008.

Signature	Title

/s/ James T. Engen	Chairman, President, Chief Executive Officer and Director
James T. Engen

/s/ Gerald Y. Ng	Chief Financial Officer, Senior Vice President, Secretary and
Gerald Y. Ng	Treasurer (Principal Financial and Accounting Officer)

/s/ Jason H. Neimark	Director and Vice President
Jason H. Neimark

/s/ Clarence E. Terry	Director and Vice President
Clarence E. Terry

/s/ R. Lynn Skillen	Director
R. Lynn Skillen

/s/ Mark Kuchenrither	Director
Mark Kuchenrither

/s/ Kevin J. Calhoun	Director
Kevin J. Calhoun

/s/ Thomas V. Taylor	Director
Thomas V. Taylor

Signature	Title

/s/ Jon W. Gacek	Director
Jon W. Gacek

/s/ George Rea	Director
George Rea

/s/ C. Daryl Hollis	Director
C. Daryl Hollis

INDEX TO EXHIBITS

Exhibits	Description
2.1	Stock Purchase Agreement, dated as of January 16, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated January 16, 2003.

2.2	First Amendment to Stock Purchase Agreement, dated as of February 7, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 21, 2003.

2.3	Second Amendment to Stock Purchase Agreement, dated as of February 13, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K dated February 21, 2003.

2.4	Third Amendment to Stock Purchase Agreement, dated as of February 21, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K dated February 21, 2003.

2.5	Management Services Agreement, dated as of February 21, 2003 by and between Mackie Designs Inc. and Sun Capital Partners Management, LLC. Incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K dated February 21, 2003.

Exhibits	Description
2.6	Post-Closing Funding Agreement, dated as of February 21, 2003, by and between Mackie Designs Inc. and Sun Mackie, LLC. Incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K dated February 21, 2003.

2.7	Agreement by and among LOUD Technologies Inc., Mackie Designs (Netherlands) B.V. and Knight Italia S.p.A. Incorporated by reference to Exhibit 2.8 to Current Report on Form 8-K dated December 10, 2003.

2.8	Irrevocable Offer Letter from Knight Italia S.p.A. Incorporated by reference to Exhibit 2.9 to Current Report on Form 8-K dated December 10, 2003.

2.9	Irrevocable Offer Letter from LOUD Technologies Inc. Incorporated by reference to Exhibit 2.10 to Current Report on Form 8-K dated December 10, 2003.

2.10	Concordato Preventivo Petition dated as of December 6, 2003, by Mackie Designs (Italy) S.p.A. Incorporated by reference to Exhibit 2.11 to Current Report on Form 8-K dated December 10, 2003.

2.11	Acquisition Agreement dated March 4, 2005 by and among SLM Merger Corp., SLM Holding Corp., LOUD Technologies Inc. and St. Louis Music, Inc. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated March 7, 2005.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.

3.2	Articles of Amendment to Article of Incorporation. Incorporated by reference to Exhibit 3.1.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

3.3	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to Annual Report as Form 10-K for the fiscal year ended December 31, 2002.

4.1	See Articles II, III, IV, IX, X and XI of Exhibit 3.1 and Articles I, V, VI and VII of Exhibit 3.2 confirming the rights of the holders of Common Stock.

10.1	Mackie Designs Inc. Third Amended and Restated 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.2	Mackie Designs Inc. 2003 Stock Option Plan. Incorporated by reference to Exhibit 10.1.1 to Registration Statement filed under the Securities Act of 1933 on Form S-8 dated July 15, 2003.

10.3	Industrial Lease, dated December 15, 1994, by and between Mackie Holdings, L.L.C. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.3 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.

10.4	Amendment to Industrial Lease dated December 12, 2001 by and between Mackie Holdings, L.L.C. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.2.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.5	Industrial Real Estate Lease dated April 28, 1995, by and between Woodinville II LLC, successor in interest to Intrawest Properties Partnership U.S. and Mackie Designs Inc. Incorporated by

Exhibits	Description
reference to Exhibit 10.4 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.
10.6	Mackie Designs Inc. 401(k) Profit Sharing Plan dated December 20, 1993. Incorporated by reference to Exhibit 10.15 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.

10.7	Loan and Security Agreement, dated March 31, 2003, by and among Mackie Designs Inc. and Mackie Designs UK Plc, as borrowers, Mackie Designs Manufacturing, Inc., SIA Software Company, Inc. and Mackie Investment Co., as guarantors, and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions named from time to time as parties thereto as lenders. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 31, 2003.

10.8	Amendment No. 2 and Waiver to Loan and Security Agreement, dated April 16, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.5.1 to Annual Report on Form 10-K for fiscal year ended December 31, 2003.

10.9	Amendment No. 3 and Waiver to Loan and Security Agreement, dated August 3, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.5.2 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

10.10	Amendment No. 4 and Waiver to Loan and Security Agreement, dated October 25, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.5.3 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

10.11	Term Promissory Note, dated March 31, 2003, made by Mackie Designs Inc. to the order of Congress Financial Corporation in the principal amount of $2,500,000. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 31, 2003.

10.12	Pledge and Security Agreement, dated March 31, 2003, made by Mackie Designs Inc. to and in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated March 31, 2003.

10.13	Patent Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated March 31, 2003.

10.14	Copyright Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions, which are

Exhibits	Description
parties thereto as lenders. Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated March 31, 2003.
10.15	Trademark Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions, which are parties thereto as lenders. Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated March 31, 2003.

10.16	Guarantee, dated March 31, 2003, made by Mackie Designs Manufacturing, Inc., SIA Software Company, Inc. and Mackie Investment Co. for and on behalf of Mackie Designs Inc. in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions which are parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K dated March 31, 2003.

10.17	Guarantee, dated March 31, 2003, made by Mackie Designs Inc., Mackie Designs Manufacturing, Inc., SIA Software Company, Inc. and Mackie Investment Co. for and on behalf of Mackie Designs UK Plc in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions which are parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated March 31, 2003.

10.18	Second Amended and Restated Subordination Credit Agreement, dated March 31, 2003, between and among U.S. Bank National Association, as lender, Mackie Designs Inc., as borrower, and Mackie Designs Manufacturing, Inc., SIA Software Company, Inc., and Mackie Investment Co., as guarantors. Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated March 31, 2003.

10.19	Intercreditor and Subordination Agreement, dated March 31, 2003, by and among Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions from time to time party to the Senior Loan Agreement as lenders, and U.S. Bank National Association. Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated March 31, 2003.

10.20	Stock Purchase Warrant, dated March 31, 2003, issued by Mackie Designs Inc. to Sun Mackie, LLC for the right to purchase 1,179,429 shares of common stock. Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K dated March 31, 2003.

10.21	Subordinated Promissory Note, dated March 31, 2003, made by Mackie Designs Inc. to the order of Sun Mackie, LLC in the principal amount of $3,931,429. Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K dated March 31, 2003.

10.22	Loan Agreement dated October 21, 1999 between James T. Engen and Mackie Designs, Inc. in the amount of $250,000. Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.23	Exchange Agreement dated August 3, 2004, among LOUD Technologies Inc., Sun Mackie, LLC, Randolph Street Partners V, and H.I.G. Partners, Inc. Incorporated by reference to Exhibit 10.19 to current Report on Form 8-K dated August 3, 2004.

Exhibits	Description
10.24	Credit Agreement, dated August 29, 2005, among Loud Technologies, Inc., St. Louis Music, Inc., the financial institutions of other entities from time to time parties thereto, each as a Lender, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and ING CAPITAL LLC, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 29, 2005.

10.25	Securities Purchase Agreement, dated August 29, 2005, among Loud Technologies, Inc., St. Louis Music, Inc., the other guarantors from time to time party thereto, and OCM Mezzanine Fund, L.P. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated August 29, 2005.

10.26	Subordination Agreement, dated August 29, 2005, among Loud Technologies, Inc., St. Louis Music, Inc., and certain of their subsidiaries, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, and OCM Mezzanine Fund, L.P. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated August 29, 2005.

10.27	Commercial Lease dated December 20, 2001, by and between Eugene M. Kornblum, Trustee of The Eugene M. Kornblum Trust Agreement Dated July 18, 1997, as to an undivided 25% interest as tenants in common; Helen H. Kornblum, Trustee of The Helen H. Kornblum Trust Agreement Dated July 11, 1997, as to an undivided 25% interest as tenants in common; and Carole A. Simon and Robert S. Simon, Trustees of The Carole A. Simon and Robert S. Simon Revocable Trust U/T/A dated November 27, 1991, as to an undivided 50% interest as tenants in common, as landlord, and St. Louis Music, Inc. as tenant.

10.28	Lease dated November 8, 2000, as amended to date, by and between Cornerstone Industrial Fund I, L.L.C., as landlord, and Loud Technologies Inc., as tenant. Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.29	Refinancing loan agreement dated March 30, 2007, from Ableco Finance LLC. Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.30	Refinancing security agreement dated March 30, 2007, from Ableco Finance LLC. Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.31	Refinancing side letter dated April 10, 2007, from Ableco Finance LLC. Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.32	Share Purchase Agreement by and between Grace Acquisition Co Limited, LOUD Technologies, Inc., Vendors set forth in Part 1 of Schedule 1 to the Share Purchase Agreement and persons set forth in Part 2 of Schedule 1 to the Share Purchase Agreement, dated March 6, 2007. Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.33	Amendment No. 1 to Financing Agreement by and among LOUD Technologies Inc., Grace Acquisition Co. Limited, as the borrowers, each subsidiary of the Parent listed on the signature pages thereto, the lenders from time to time party thereto, Ableco Finance LLC, as collateral agent for the lenders, and GMAC Commercial Finance LLC, as administrative agent for the lenders, dated as of May 24, 2007. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 24, 2007.

Exhibits	Description
10.34	Waiver and Amendment No. 2 to Financing Agreement dated as of October 17, 2007, by and among LOUD Technologies Inc., a Washington corporation, Grace Acquisition Co. Limited, a company incorporated under the laws of England and Wales, certain subsidiaries of LOUD Technologies, certain lenders, Ableco Finance LLC, a Delaware limited liability company (“Ableco”), as collateral agent for the lenders, and GMAC Commercial Finance LLC (“GMAC”), as administrative agent for the lenders. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 17, 2007.

10.35	Waiver and Amendment No. 3 to Financing Agreement by and among LOUD Technologies Inc., Grace Acquisition Co. Limited, as the borrowers, each subsidiary of the Parent listed on the signature pages thereto, the lenders from time to time party thereto, Ableco Finance LLC, as collateral agent for the lenders, and GMAC Commercial Finance LLC, as administrative agent for the lenders, dated as of March 6, 2008. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 7, 2008.

10.36	Convertible Senior Subordinated Secured Promissory Note in favor of Sun Mackie, LLC, a Delaware limited liability company, in the amount of $7,500,000, dated as of March 18, 2008. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 20, 2008.

10.37	Security Agreement by and among LOUD Technologies Inc., a Washington corporation, the other Grantors listed on the signature pages thereto and those additional entities that hereafter become parties thereto by executing the form of Supplement attached thereto as Annex 1, and Sun Mackie, LLC, a Delaware limited liability company, dated as of March 18, 2008. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 20, 2008.

21.1	Subsidiaries of LOUD Technologies Inc. Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Incorporated by reference to Exhibit 231 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

23.1	Consent of KPMG LLP,-Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith