Form 10-Q
period 2008-03-31
LOUD TECHNOLOGIES INC
filed 2008-05-15
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	4,858,941
Class	Number of Shares Outstanding (as of April 24, 2008)

LOUD TECHNOLOGIES INC.

FORM 10-Q
For the quarter ended March 31, 2008

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2008 and March 31, 2007

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and March 31, 2007

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the three months ended March 31, 2008

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share amounts)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash	$4,830	$3,589
Accounts receivable, net of allowances of $3,683 and $3,537, respectively	27,390	25,204
Inventories	51,627	56,804
Prepaid expenses and other current assets	2,059	1,915

Total current assets	85,906	87,512
Property, plant and equipment, net	5,343	5,744
Goodwill	19,696	19,726
Other intangible assets, net	27,448	27,975
Deferred financing costs, net	2,637	2,621

Total assets	$141,030	$143,578

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Short-term borrowings	$2,569	$1,318
Accounts payable	24,117	25,830
Accrued liabilities	9,650	11,020
Current deferred tax liabilities	299	299
Taxes payable	1,735	1,834
Current portion of long-term debt	3,000	8,000

Total current liabilities	41,370	48,301

Long-term debt, excluding current portion	91,717	92,358
Convertible debt, net of discount	893	—
Deferred tax liabilities	4,556	4,636

Total liabilities	138,536	145,295

Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 4,858,941 and 4,618,942 shares at March 31, 2008 and December 31, 2007, respectively	41,881	41,810
Additional paid in capital	6,693	—
Accumulated deficit	(46,174)	(43,662)
Accumulated other comprehensive income	94	135

Total shareholders’ equity (deficit)	2,494	(1,717)

Total liabilities and shareholders’ equity (deficit)	$141,030	$143,578

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share data)

	Three Months ended
	March 31,
	2008	2007
Net sales	$54,149	$50,953
Cost of sales	38,333	37,348

Gross profit	15,816	13,605
Operating expenses:
Selling, general, and administrative	11,990	11,501
Research and development	3,032	2,801
Restructuring costs	35	1,018

Total operating expenses	15,057	15,320

Operating income (loss)	759	(1,715)
Other income (expense):
Interest income	39	—
Interest expense	(2,904)	(1,850)
Management fee	(153)	(161)
Other	(181)	(2,205)

Total other expense	(3,199)	(4,216)

Loss before income taxes	(2,440)	(5,931)
Income tax expense	72	34

Net loss	$(2,512)	$(5,965)

Per share data
Basic and diluted net loss per share	$(0.52)	$(1.24)

Shares used in computing basic and diluted net loss per share	4,859	4,827

Comprehensive loss:
Net loss	$(2,512)	$(5,965)
Foreign currency translation loss	(41)	—

Comprehensive loss	$(2,553)	$(5,965)

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(2,512)	$(5,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,321	1,016
Amortization and write-offs of deferred financing costs	134	2,692
Gain on asset dispositions	—	(464)
Stock based compensation	70	90
Non-cash interest expense	194	—
Changes in operating assets and liabilities:
Accounts receivable	(2,190)	(567)
Inventories	5,173	8,163
Prepaid expenses and other current assets	(146)	(2,196)
Accounts payable, accrued liabilities and payable to former Italian subsidiary	(3,076)	(9,116)
Taxes payable	(174)	(159)
Other liabilities	—	19

Net cash used in operating activities	(1,206)	(6,487)

Investing activities:
Proceeds from sales of property, plant and equipment	—	1,138
Purchases of property, plant and equipment	(411)	(604)
Acquisition of St. Louis Music, Inc., including transaction fees paid	—	(3,181)

Net cash used in investing activities	(411)	(2,647)

Financing activities:
Payments on long-term debt	(5,750)	(41,605)
Issuance of long-term debt	—	72,000
Proceeds from issuance of convertible debt	7,500	—
Net proceeds (payments) on line of credit and short term borrowings	1,251	(14,210)
Financing costs associated with debt issuance	(150)	(2,946)
Net proceeds from stock sales and exercise of stock options	2	122

Cash provided by financing activities	2,853	13,361

Effect of exchange rate changes on cash	5	—

Increase (decrease) in cash and cash equivalents	1,241	4,227
Cash at beginning of period	3,589	311

Cash at end of period	$4,830	$4,538

Supplemental disclosure of cash flow information
Cash paid for interest	$2,527	$944
Cash paid for income taxes	$229	$188
See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Deficit)
Three months ended March 31, 2008
(Unaudited)
(In thousands)

			Additional		Accumulated
	Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2007	4,619	41,810		(43,662)	135	(1,717)
Stock based compensation		70				70
Exercise of warrants	240	1		—	—	1
Convertible debt beneficial conversion			6,693			6,693
Net loss				(2,512)	—	(2,512)
Foreign currency translation adjustment					(41)	(41)

Balance at March 31, 2008	4,859	41,881	6,693	(46,174)	94	2,494

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008 (Unaudited)
1. Description of Business
LOUD Technologies Inc. (“LOUD” or the “Company”) was founded in 1988. The Company was incorporated in Washington under the name Mackie Designs Inc., and subsequently changed its name to LOUD Technologies Inc. LOUD is one of the world’s largest dedicated professional audio and music products companies. As the corporate parent for world-recognized brands Alvarez®, Ampeg®, Crate®, EAW®, Knilling®, Mackie®, Martin Audio®, SIA® and TAPCO®, LOUD engineers, manufactures, markets and distributes a wide range of professional audio and musical instrument products worldwide. Additionally, LOUD is a distributor of branded professional audio and music accessories through its SLM Marketplace catalog.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LOUD in accordance with U.S. generally accepted accounting principles for interim financial statements and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In management’s opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of future financial results.
Stock Based Compensation
The Company recorded stock based compensation expense for the relevant period as follows (in thousands):

Three months ended
March 31, 2008
Selling, general and administrative	68
Research and development	2

Total stock based compensation	$70

The expected life for each award granted is calculated using the simplified method as described in SAB No. 107. Expected volatility is based on the historical volatility of LOUD common stock. The risk free interest rate is based on the constant maturity U.S. Treasury rate with a remaining term equal to the expected life. Compensation expense recorded includes estimates of the ultimate number of options that are expected to vest. No options were granted during the three-month period ended March 31, 2008.
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
Foreign Currency
The financial statements of our non-U.S. subsidiary, Martin Audio, have been translated into U.S. Dollars. The functional currency of this subsidiary is the British Pound. All assets and liabilities in the balance sheet of this subsidiary are translated at period-end exchange rates. Net sales, costs and expenses are translated at average rates of exchange prevailing during the period. Translation gains and losses are accumulated in a separate component of shareholder’s equity.
The functional currency of the Company’s other international subsidiaries is the U.S. Dollar. Assets and liabilities recorded in foreign currencies are translated into U.S. Dollars at the exchange rate on the balance sheet date. Net sales, costs and expense and cash flows are translated at average rates of exchange prevailing during the period. Foreign currency transaction gains and losses are included in other income (expense).
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has recorded a valuation allowance due to the uncertainty surrounding the ultimate realization of such assets. Management evaluates, on a periodic basis, the recoverability of the net deferred tax assets and the amount of the valuation allowance. At such time as it is determined that it is more likely than not the deferred tax assets are realizable, the valuation allowance will be reduced.
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
The Company adopted the provision of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109 on January 1, 2007. As of March 31, 2008 and December 31, 2007, the Company had $1.5 million and $1.5 million of unrecognized tax benefits, respectively. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $1.5 million as of March 31, 2008 and $1.5 million as of December 31, 2007.
In accordance with FIN 48, the Company elected to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2008 and December 31, 2007, the Company had approximately $0.4 million and $0.4 million of accrued interest and penalties related to uncertain tax positions, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax position. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance, December 31, 2007	$1,513
Decreases related to prior year tax positions	(68)
Increases related to current year tax positions	31

Balance, March 31, 2008	$1,476

Concentration of Credit and Supply Risk
We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the United States. Where we are exposed to material credit risk, we generally require letters of credit, advance payments, or carry foreign credit insurance. No individual country outside of the United States accounted for more than 10% of net sales from continuing operations in any of the periods presented. Sales to United States customers are generally on open credit terms. In the United States, we primarily sell our products through certain resellers and experience individually significant annual sales volumes with major resellers. For the three-month periods ended March 31, 2008 and 2007, the Company had sales to one customer of $9.5 million and $9.4 million, or 17.5% and 18.4%, respectively of consolidated net sales.
The majority of our products are being manufactured exclusively by contract manufacturers on our behalf. For the three-month periods ended March 31, 2008 and 2007, net sales of products manufactured by one manufacturer were $24.6 million and $17.6 million, or 45.5% and 34.6%, respectively of net sales while net sales of products manufactured by another manufacturer were $9.5 million and $6.1 million, or 17.6% and 11.9%, respectively of consolidated net sales.
At March 31, 2008, the Company had approximately 523 employees of which approximately 33 were members of an organized labor union.
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
Relative to Statement No. 157, the FASB issued FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of the application of Statement No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
The Company adopted Statement No. 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of Statement No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company adopted Statement No. 159, effective January 1, 2008, and did not elect the fair value option to measure certain financial instruments.
New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for periods beginning after December 15, 2008. The Company is still assessing the full impact of this standard on its future consolidated financial statements.
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
As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. Stock options to purchase 357,016 and 515,000 shares in 2008 and 2007, respectively, were excluded from the calculation of diluted per share amounts because they are antidilutive.
4. Restructuring Costs
During 2007, management approved and implemented a restructuring plan primarily consisting of the consolidation of our LOUD UK operations and a shift of our domestic manufacturing to overseas contract manufacturers. During the first quarter of 2008 we incurred approximately $35,000 of restructuring costs primarily representing employee severance and related costs for approximately 7 terminated employees. We had $317,000 of these restructuring amounts remaining in accrued liabilities at March 31, 2008. The restructuring liability is summarized as follows (in thousands):

Balance at December 31, 2007	$462
New charges	35
Cash payments	(180)

Balance at March 31, 2008	$317

5. Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$7,285	$7,580
Work in process	91	65
Finished goods	44,251	49,159

	$51,627	$56,804

6. Other Intangible Assets
Intangible assets consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer and distributor relationships	$13,853	$1,332	$12,521
Trademark	12,713	1,583	11,130
Developed technology	6,149	2,378	3,771
Non-compete agreement	50	24	26

Total intangible assets, March 31, 2008	$32,765	$5,317	$27,448

Total intangible assets, December 31, 2007	$32,785	$4,810	$27,975

The company acquired Martin Audio on April 11, 2007. Certain identifiable intangible assets were recorded as a result of this acquisition. See Note 11 for further explanation of these intangible assets. Amortization for the three month period ended March 31, 2008 was approximately $507,000.
7. Goodwill
Changes in goodwill are as follows (in thousands):

Balance, December 31, 2007	$19,726
Effects of foreign currency translation	(30)

Balance, March 31, 2008	$19,696

8. Financing
On March 6, 2008 we entered into an Amendment related to the Ableco credit facility. The Amendment modified certain definitions used in the Financing Agreement and required us to reduce the balance outstanding under the Financing Agreement by $7.5 million. The Amendment modified the definition of “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to change the calculations pursuant to these terms, as well as other terms used in the Financing Agreement.
As a condition to entering into the Amendment, the Company’s lender requested that we seek $7.5 million of subordinated financing. On March 18, 2008, we issued to our controlling stockholder, Sun Mackie, a $7.5 million Convertible Senior Subordinated Secured Promissory Note due 2012 (the “Note”) that is secured by all the assets of the Company now owned and thereafter acquired. The Note bears interest at a rate of 15.25% per annum, payable in kind until maturity, and is convertible into common stock at a conversion price of $5.00. We paid Sun Mackie a fee of $150,000 upon issuance of the Note, and have agreed to pay Sun Mackie’s expenses associated with its entry into the Note.

Our credit arrangements generally accrue interest based on variable short-term interest rates. Increases in the prime rate or LIBOR would increase our interest expense, which would adversely affect our profitability and cash flows.
(a) Short-term borrowings
The Company has a line of credit where it can borrow up to $10.0 million, subject to certain restrictions, including available borrowing capacity. At March 31, 2008, the line of credit had an outstanding balance of approximately $2.6 million with the ability to borrow up to an additional $7.4 million. Interest is due quarterly and is based on Chase Manhattan Bank’s prime rate plus 0.5% or LIBOR plus 3.0%.
(b) Long-term debt
At March 31, 2008 and December 31, 2007, the Company’s long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Convertible debt, net of discount	893	—
Ableco Term Loan A	18,036	19,203
Ableco US Term Loan B	35,000	39,333
Ableco UK Term Loan B	29,250	29,500
Ableco Term Loan C	12,431	12,322

	95,610	100,358
Less: current portion	(3,000)	(8,000)

Long-term portion of debt	$92,610	$92,358

The $94.7 million term loans under the $112 million senior secured credit facility have quarterly principal payments. Term Loan A bears interest at the Chase Manhattan Bank’s prime rate plus 0.85% or LIBOR plus 3.35%. Term Loans B bear interest at the Chase Manhattan Bank’s prime rate plus 2.95% or LIBOR plus 5.20%. Term Loan C bears interest at the Chase Manhattan Bank’s prime rate plus 4.5% or LIBOR plus 7.0%. In addition, Term Loan C bears additional paid in kind interest of 3.5%, added to the principal balance of Term Loan C on a monthly basis. Interest is due quarterly on each term loan. The $112 million senior secured credit facility is secured by substantially all of the assets of the Company and its subsidiaries.
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
The company applied the guidance of Emerging Issue Task Force (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingent Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 Certain Convertible Instruments and concluded that the convertible debt included a beneficial conversion feature, which was valued at $6.7 million using the fair value of the stock at the commitment date and the stated conversion rate. This amount was determined by multiplying the shares to be issued upon conversion times the intrinsic value per share. The shares to be issued upon conversion was calculated by adding the proceeds of $7.5 million plus the unpaid accrued interest at maturity and dividing this sum by the stated conversion price of $5.00. The intrinsic value per share is the difference between the $7.35 fair value of the stock at commitment date less the stated conversion price. The beneficial conversion feature was recorded as a debt discount, credited to additional paid in capital, and is being amortized to interest expense over the term of the Note using the effective interest method.

The following table summarizes the activity related to the Company’s convertible debt issued in March 2008:

Face value of convertible debt(s)	$7,500

Less: unamortized debt discounts	(6,648)
Add: accreted interest	41

Total carrying value, net of debt discount March 31, 2008	$893

The debt is considered long-term as interest and principal are not due and payable until 2012.
The debt issuance costs associated with the financing are recorded as a long-term asset and are being amortized over the term of the debt to interest expense using the effective interest method. The debt issuance costs include cash costs of $318,000 for legal and Sun Mackie related fees.
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

Indemnification and warranty provisions contained within the Company’s sales agreements are generally consistent with those prevalent in its industry. The duration of product warranties is generally one to six years following delivery of products, with the exception of the Company’s Alvarez Yairi guitars, which have a limited lifetime warranty.
The warranty liability is summarized as follows (in thousands):

	Three months ended March 31,
	2008	2007
Balance, beginning of period	$1,065	$1,160
Charged to cost of sales	756	660
Applied to liability	(756)	(930)

Balance, end of period	$1,065	$890

10. Commitments and Contingencies
We are involved in various legal proceedings and claims that arise in the ordinary course of business. We believe that these matters will not have a material adverse impact on our financial position, liquidity or results of operations.
11. Martin Acquisition
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. This discussion contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Actual results may differ materially from those discussed herein. The cautionary statements made in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K may apply to all forward-looking statements wherever they appear. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning.
Overview
LOUD Technologies Inc. was founded in 1988 and incorporated in Washington under the name Mackie Designs Inc., and subsequently changed its name to LOUD Technologies Inc. LOUD is one of the world’s largest dedicated pro audio and music products companies. As the corporate parent for world-recognized brands Alvarez®, Ampeg®, Crate®, EAW®, Knilling®, Mackie®, Martin Audio®, SIA® and Tapco®, LOUD engineers, markets and distributes a wide range of professional audio and musical instrument products worldwide. Additionally, LOUD is one of the largest distributors of branded professional audio and music accessories through its SLM Marketplace catalog.
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
We believe there have been no additional significant changes in our critical accounting policies during the three months ended March 31, 2008 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2007.
Estimates and Assumptions Related to Financial Statements
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including revenue recognition, the allowance for doubtful accounts, inventory valuation, intangible assets, income taxes and general business contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations (in thousands)

	Three months ended
	March 31,
	2008	2007
Net sales	$54,149	$50,953
Gross profit	15,816	13,605

Selling, general and administrative	11,990	11,501
Research and development	3,032	2,801
Restructuring costs	35	1,018

Total operating expenses	15,057	15,320

Operating income (loss)	759	(1,715)
Other expense	(3,199)	(4,216)
Provision for income taxes	72	34

Net loss	$(2,512)	$(5,965)

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007
Net Loss
Results of operations for the three months ended March 31, 2008, showed a net loss of approximately $2.5 million, a decrease of $3.5 million from a net loss of $6.0 million for the comparable period in 2007. Operating income for the three months ended March 31, 2008 was $0.8 million compared to an operating loss of $1.7 million in the comparable period in 2007. The increase is a result primarily from the increase in net sales and higher gross profit on the 2008 sales.
Net Sales
Net sales increased by 6.3% to $54.1 million during the three months ended March 31, 2008 from $51.0 million in the comparable period in 2007. The increase in sales compared to the prior year is related to Martin Audio sales of $6.5 million or 12.0% of sales for the quarter. Excluding Martin Audio, sales on a comparable basis decreased over last year by 6.4% related to general softening in the market.
Gross Profit
Gross profit was $15.8 million, or 29.2% of net sales, in the three months ended March 31, 2008 compared to $13.6 million, or 26.7% of net sales, in the three months ended March 31, 2007. The increase in gross profit was attributable to Martin Audio gross profit of $2.5 million. Excluding Martin Audio, gross profit on a comparable basis decreased over last year by 2.6% as a result of lower margins sales.
Selling, General and Administrative
Selling, general and administrative expenses increased by $0.5 million to $12.0 million in the three months ended March 31, 2008 from $11.5 million in the comparable period in 2007. Of the increase of $0.5 million, $1.1 million is attributable to Martin Audio. Excluding Martin Audio, selling, general and administrative expense decreased over last year by 5.6% due to reduction in payroll costs attributed to the reduction in headcount.
Research and Development
Research and development expenses increased by $0.2 million to $3.0 million in the three months ended March 31, 2008 from $2.8 million in the comparable period in 2007. Of the increase of $0.2 million, $0.4 million is attributable to Martin Audio.

Excluding Martin Audio, research and development costs decreased 7.0% due to a reduction in engineering projects and prototype costs.
Restructuring Costs
We incurred approximately $35,000 in restructuring costs during the three-month period ended March 31, 2008, primarily representing employee severance and related costs for approximately 7 terminated employees. In the comparable period in 2007, approximately $1.0 million in restructuring costs were incurred, primarily representing employee severance and related costs for approximately 128 terminated employees
Other Expense
Net other expense was $3.2 million for the three months ended March 31, 2008 as compared to $4.2 million in the comparable period last year. The decrease in other expense of $1.0 million is primarily due to the cost associated with refinancing of our credit facilities during March 2007 of $2.5 million, which was offset by an increase of approximately $1.1 million in interest expense incurred during the first quarter of 2008 related to Ableco and Sun Capital financing arrangements.
The majority of our debt has variable interest rates, and the interest expense component of other income (expense) in future quarters will be affected by changing interest rates.
Income Taxes
Income tax expense for the three months ended March 31, 2008 was $72,000 compared to $34,000 for the comparable period in 2007. The primary components of the 2008 income tax include income tax expense of $0.32 million related to Martin Audio, $0.30 million associated with the deferred tax benefit recorded as a result of the partial amortization of the deferred tax liability recorded as a result of the acquisition of Martin Audio, and $0.05 million related to federal tax expense. The primary components of the 2007 tax are the deferred tax expense recorded as a result of the goodwill that is amortized for tax purposes only from the St. Louis Music, Inc. acquisition and foreign subsidiary tax expense.
Liquidity and Capital Resources
As of March 31, 2008, we had cash and cash equivalents of $4.8 million and short-term borrowings of $2.6 million. At March 31, 2008 we had availability of $7.4 million on our revolving line of credit.
Net Cash Used in Operating Activities
Cash used in operating activities was $1.2 million in the three months ended March 31, 2008, compared to $6.5 million for the comparable period in 2007. The net loss for the first three months of 2008 was $2.5 million that included $1.3 million in depreciation and amortization and $0.1 million in amortization of deferred financing fees. In the first three months of 2008, an increase in accounts receivable of $2.2 million and a decrease in accounts payable and accrued liabilities of $3.1 million used cash, while a decrease to inventories of $5.2 million, provided cash. The net loss for the first three months of 2007 was $6.0 million that included $1.0 million in depreciation and amortization and $2.7 million in amortization and write-off of deferred financing fees. In the first three months of 2007, a decrease in accounts payable and accrued liabilities of $9.1 million used cash, which included the final settlement payment to Mackie Italy of $0.7 million, while a decrease to inventories of $8.2 million provided cash.
Net Cash Used in Investing Activities
Cash used in investing activities was $0.4 million for the first three months of 2008, compared to $2.6 million for the first three months of 2007. The cash used in investing activities for the first three months of 2008 primarily related to purchases of new product tooling. The cash used in investing activities for the first three months of 2007 primarily related to the payment of the St. Louis Music, Inc. future commitment to pay of $3.2 million, which was partially offset by the sale of property, plant and equipment of $1.1 million.

Net Cash Provided by Financing Activities
Cash provided by financing activities was $2.9 million during the first three months of 2008, compared to $13.4 million during the first three months of 2007. Cash provided in the first three months of 2008 is primarily attributable to the Sun Mackie Convertible Debt of $7.5 million which was used to partially pay down the existing debt and line of credit. Cash provided in the first three months of 2007 is primarily attributable to a new credit facility of $72.0 million consisting of a Term Loan A of $20.0 million, a Term Loan B of $40.0 million and a Term Loan C of $12.0 million. Along with this refinance, we paid off our existing credit facility of $67.2 million as of March 30, 2007, which consisted of a revolving loan facility of $26.2 million, a Term Loan A of $11.9 million, a Term Loan B of $14.3 million and a senior subordinated note for $14.8 million. We also incurred $2.9 million in deferred financing costs.
Ability to Stay in Compliance With Debt Covenants
Under the terms of the senior secured credit facility, we are required to maintain certain financial ratios, such as a fixed charge coverage ratio and a consolidated leverage ratio. We are also required to meet certain EBITDA targets and adhere to certain capital expenditure limits. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. The company is in compliance with all debt covenants.
Commitments
We had the following significant contractual commitments related to operating leases for equipment facilities at March 31, 2008. In addition, we had significant obligations related to short-term and long-term debt arrangements, excluding our accounts payable, accrued liabilities and taxes payable of $35.5 million at March 31, 2008 (in thousands):

	Payments due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years	5+ Years
Operating leases	$7,333	$2,476	$4,010	$847	$—
Convertible debt, including interest	14,240	—	—	—	14,240
Short-term and long-term debt, including interest	133,432	10,969	24,787	97,676	—

Total	$155,005	$13,445	$28,797	$98,523	$14,240

We also have purchase commitments that range between $25 million to $30 million that are primarily due to our contract manufacturers.
We believe we will have adequate resources to meet our material obligations as they come due through December 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures; however, we did not have any interest rate or currency swaps or any other derivative financial instruments as of March 31, 2008.

Our $112.0 million term loans have variable interest rates. As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the quarter ended March 31, 2008, an increase in the average interest rate of 10%, i.e. from 10.4% to 11.4%, would have resulted in an approximately $264,000 increase in net loss before income taxes.

A majority of our sales are denominated in U.S. Dollars, and during the three months ended March 31, 2008 approximately 38.5% of our sales were denominated in foreign currencies. We ordinarily do not engage in hedging, rate swaps, or other derivatives as a means to minimize our foreign currency risk and, instead, mitigate that exposure by limiting the portion of our sales that are denominated in other than U.S. Dollars. Assuming the same level of foreign currency denominated sales as in the three months ended March 31, 2008, a 10% decline in the average exchange rates for all these currencies would have caused a decline of approximately $1.9 million, or 3.5%, of our sales.

The majority of our products are manufactured by foreign third-party contract manufacturers with the majority of the contracts denominated in U.S. Dollars. Foreign third-party manufacturing creates risks that include fluctuations in currency exchange rates that could affect the price we pay for our product. Our two largest foreign contract manufacturers’ products represented 63.1% of our net sales for the three months ended March 31, 2008. A 10% increase to the cost of the product sold that was manufactured by these two manufacturers would have resulted in an increase to cost of sales for the three months ended March 31, 2008 of approximately $1.6 million.
Item 4. Controls and Procedures
The Company’s Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, to the best of their knowledge, as of the end of the period covered by this quarterly report, the disclosure controls and procedures are effective in ensuring all material information required to be filed in this quarterly report has been made known to them in a timely fashion.
There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is also involved in various legal proceedings and claims that arise in the ordinary course of business.
Item 1A. Risk Factors
Information regarding risk factors appears in the first paragraph in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”) and is integrated herein by reference. There have been no material changes from the risk factors previously disclosed in the 2007 Form 10-K
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
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

LOUD Technologies Inc. (Registrant)
Dated: May 15, 2008	By:	/s/ James T. Engen
James T. Engen
Chairman, President and Chief Executive Officer

Dated: May 15, 2008	By:	/s/ Gerald Y. Ng
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