Form 10-K/A
period 2007-12-31
LOUD TECHNOLOGIES INC
filed 2008-07-25
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 2)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________
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
EXPLANATORY STATEMENT
     This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Registrant’s Annual Report on Form 10-K filed by the Registrant on March 31, 2008, as previously amended by Form 10-K/A filed by the Registrant on April 29, 2008, and is being filed solely to replace in its entirety the information required by Item 9A of Part II and Exhibits 31.1 and 31.2 and Item 601(b)(31) of Regulation S-K. This Amendment does not amend or alter the information set forth in Parts I, III, IV or Items 5, 6, 7, 7A, 8, 9 or 9B of Part III of Registrant’s Annual Report on Form 10-K filed on March 31, 2008; Items 10, 11, 12, 13 and 14 of Part III of Form 10-K/A filed on April 29, 2008; or Exhibits 21.1, 23.1, or 32.1 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2008.

LOUD TECHNOLOGIES INC.
FORM 10-K/A
For the Year Ended December 31, 2007
     INDEX

Page
Part II

Item 9A. Controls and Procedures	4

Signatures	6
EXHIBIT 31.1
EXHIBIT 31.2

PART II
Item 9A. CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. Additionally the Company’s senior management team meets regularly to discuss significant transactions and events affecting the Company’s operations. The Company’s executive officers lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The board of directors includes an Audit Committee that is comprised solely of independent directors who meet the financial literacy requirements imposed by the Securities Exchange Act and the Nasdaq Stock Market. At least one member of our Audit Committee, Jon W. Gacek, is a “financial expert” within the meaning of applicable Nasdaq rules. The Audit Committee reviews quarterly earnings releases and all reports on Form 10-Q and Form 10-K prior to their filing. The Audit Committee is responsible for hiring and overseeing the Company’s external auditors and meets with those auditors at least four times each year.
The Company’s executive officers are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make known to them all material information within the organization. Management regularly evaluates ways to improve internal controls. As of the end of the period covered by the annual report on Form 10-K our executive officers completed an evaluation of the disclosure controls and procedures and have determined them to be functioning effectively.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Company’s chief executive officer and chief financial officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has established and maintained policies and procedures designed to maintain the adequacy of the Company’s internal control over financial reporting, and includes those policies and procedures that:
1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and

3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Company’s management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2007.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of the Company’s registered public accounting firm, KPMG LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUD TECHNOLOGIES INC.

By:	/s/ James T. Engen

James T. Engen
Chairman, President, Chief
Executive Officer and Director

Date: July 25, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 25, 2008.

Signature	Title

/s/ James T. Engen	Chairman, President, Chief Executive Officer and Director

James T. Engen

/s/ Gerald Y. Ng	Chief Financial Officer, Senior Vice President, Secretary and Treasurer

Gerald Y. Ng	(Principal Financial and Accounting Officer)

/s/ Jason H. Neimark	Director and Vice President

Jason H. Neimark

/s/ Clarence E. Terry	Director and Vice President

Clarence E. Terry

/s/ R. Lynn Skillen	Director

R. Lynn Skillen

/s/ Mark Kuchenrither	Director

Mark Kuchenrither

/s/ Kevin J. Calhoun	Director

Kevin J. Calhoun

/s/ Thomas V. Taylor	Director

Thomas V. Taylor

Signature	Title

/s/ Jon W. Gacek	Director

Jon W. Gacek

/s/ George Rea	Director

George Rea

/s/ C. Daryl Hollis	Director

C. Daryl Hollis

INDEX TO EXHIBITS

Exhibits	Description

2.1	Stock Purchase Agreement, dated as of January 16, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated January 16, 2003.

2.2	First Amendment to Stock Purchase Agreement, dated as of February 7, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 21, 2003.

2.3	Second Amendment to Stock Purchase Agreement, dated as of February 13, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K dated February 21, 2003.

2.4	Third Amendment to Stock Purchase Agreement, dated as of February 21, 2003, by and among Sun Mackie, LLC, Mackie Designs Inc., Gregory Mackie, on behalf of himself and as the sole trustee of the Clair Mackie Irrevocable Trust, the Nathalia Mackie Irrevocable Trust, the Kathleen Staples Irrevocable Trust and the Christine Radke Irrevocable Trust, and C. Marcus Sorenson and Judith B. Sorenson, as co-trustees of the Children of Matthew Adam Sorenson Irrevocable Trust, the Children of Karen Marie Lopez Irrevocable Trust, the Children of Kimberly Kaye Parker Irrevocable Trust, the Matthew Adam Sorenson Irrevocable Trust, the Karen Marie Lopez Irrevocable Trust, the Kimberly Kaye Parker Irrevocable Trust and the Sorenson Family Trust. Incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K dated February 21, 2003.

2.5	Management Services Agreement, dated as of February 21, 2003 by and between Mackie Designs Inc. and Sun Capital Partners Management, LLC. Incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K dated February 21, 2003.

Exhibits	Description

2.6	Post-Closing Funding Agreement, dated as of February 21, 2003, by and between Mackie Designs Inc. and Sun Mackie, LLC. Incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K dated February 21, 2003.

2.7	Agreement by and among LOUD Technologies Inc., Mackie Designs (Netherlands) B.V. and Knight Italia S.p.A. Incorporated by reference to Exhibit 2.8 to Current Report on Form 8-K dated December 10, 2003.

2.8	Irrevocable Offer Letter from Knight Italia S.p.A. Incorporated by reference to Exhibit 2.9 to Current Report on Form 8-K dated December 10, 2003.

2.9	Irrevocable Offer Letter from LOUD Technologies Inc. Incorporated by reference to Exhibit 2.10 to Current Report on Form 8-K dated December 10, 2003.

2.10	Concordato Preventivo Petition dated as of December 6, 2003, by Mackie Designs (Italy) S.p.A. Incorporated by reference to Exhibit 2.11 to Current Report on Form 8-K dated December 10, 2003.

2.11	Acquisition Agreement dated March 4, 2005 by and among SLM Merger Corp., SLM Holding Corp., LOUD Technologies Inc. and St. Louis Music, Inc. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated March 7, 2005.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.

3.2	Articles of Amendment to Article of Incorporation. Incorporated by reference to Exhibit 3.1.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

3.3	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to Annual Report as Form 10-K for the fiscal year ended December 31, 2002.

4.1	See Articles II, III, IV, IX, X and XI of Exhibit 3.1 and Articles I, V, VI and VII of Exhibit 3.2 confirming the rights of the holders of Common Stock.

10.1	Mackie Designs Inc. Third Amended and Restated 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.2	Mackie Designs Inc. 2003 Stock Option Plan. Incorporated by reference to Exhibit 10.1.1 to Registration Statement filed under the Securities Act of 1933 on Form S-8 dated July 15, 2003.

10.3	Industrial Lease, dated December 15, 1994, by and between Mackie Holdings, L.L.C. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.3 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.

10.4	Amendment to Industrial Lease dated December 12, 2001 by and between Mackie Holdings, L.L.C. and Mackie Designs Inc. Incorporated by reference to Exhibit 10.2.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.5	Industrial Real Estate Lease dated April 28, 1995, by and between Woodinville II LLC, successor in interest to Intrawest Properties Partnership U.S. and Mackie Designs Inc. Incorporated by

Exhibits	Description

reference to Exhibit 10.4 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.

10.6	Mackie Designs Inc. 401(k) Profit Sharing Plan dated December 20, 1993. Incorporated by reference to Exhibit 10.15 to Registration Statement filed under the Securities Act of 1933 on Form S-1, as amended, Registration No. 33-93514.

10.7	Loan and Security Agreement, dated March 31, 2003, by and among Mackie Designs Inc. and Mackie Designs UK Plc, as borrowers, Mackie Designs Manufacturing, Inc., SIA Software Company, Inc. and Mackie Investment Co., as guarantors, and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions named from time to time as parties thereto as lenders. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 31, 2003.

10.8	Amendment No. 2 and Waiver to Loan and Security Agreement, dated April 16, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.5.1 to Annual Report on Form 10-K for fiscal year ended December 31, 2003.

10.9	Amendment No. 3 and Waiver to Loan and Security Agreement, dated August 3, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.5.2 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

10.10	Amendment No. 4 and Waiver to Loan and Security Agreement, dated October 25, 2004, by and among LOUD Technologies Inc. and LOUD Technologies (Europe) Plc, as borrowers; Mackie Designs Inc., SIA Software Company, and Mackie Investment Co. as guarantors; and Congress Financial Corporation, as agent for and on behalf of the financial institutions which are parties thereto and the parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.5.3 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

10.11	Term Promissory Note, dated March 31, 2003, made by Mackie Designs Inc. to the order of Congress Financial Corporation in the principal amount of $2,500,000. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 31, 2003.

10.12	Pledge and Security Agreement, dated March 31, 2003, made by Mackie Designs Inc. to and in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated March 31, 2003.

10.13	Patent Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated March 31, 2003.

10.14	Copyright Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions, which are

Exhibits	Description

parties thereto as lenders. Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated March 31, 2003.

10.15	Trademark Collateral Assignment and Security Agreement, dated March 31, 2003, by and between Mackie Designs Inc. and Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions, which are parties thereto as lenders. Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated March 31, 2003.

10.16	Guarantee, dated March 31, 2003, made by Mackie Designs Manufacturing, Inc., SIA Software Company, Inc. and Mackie Investment Co. for and on behalf of Mackie Designs Inc. in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions which are parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K dated March 31, 2003.

10.17	Guarantee, dated March 31, 2003, made by Mackie Designs Inc., Mackie Designs Manufacturing, Inc., SIA Software Company, Inc. and Mackie Investment Co. for and on behalf of Mackie Designs UK Plc in favor of Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions which are parties to the Loan Agreement as lenders. Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated March 31, 2003.

10.18	Second Amended and Restated Subordination Credit Agreement, dated March 31, 2003, between and among U.S. Bank National Association, as lender, Mackie Designs Inc., as borrower, and Mackie Designs Manufacturing, Inc., SIA Software Company, Inc., and Mackie Investment Co., as guarantors. Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated March 31, 2003.

10.19	Intercreditor and Subordination Agreement, dated March 31, 2003, by and among Congress Financial Corporation, in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, and the financial institutions from time to time party to the Senior Loan Agreement as lenders, and U.S. Bank National Association. Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated March 31, 2003.

10.20	Stock Purchase Warrant, dated March 31, 2003, issued by Mackie Designs Inc. to Sun Mackie, LLC for the right to purchase 1,179,429 shares of common stock. Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K dated March 31, 2003.

10.21	Subordinated Promissory Note, dated March 31, 2003, made by Mackie Designs Inc. to the order of Sun Mackie, LLC in the principal amount of $3,931,429. Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K dated March 31, 2003.

10.22	Loan Agreement dated October 21, 1999 between James T. Engen and Mackie Designs, Inc. in the amount of $250,000. Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.23	Exchange Agreement dated August 3, 2004, among LOUD Technologies Inc., Sun Mackie, LLC, Randolph Street Partners V, and H.I.G. Partners, Inc. Incorporated by reference to Exhibit 10.19 to current Report on Form 8-K dated August 3, 2004.

Exhibits	Description

10.24	Credit Agreement, dated August 29, 2005, among Loud Technologies, Inc., St. Louis Music, Inc., the financial institutions of other entities from time to time parties thereto, each as a Lender, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and ING CAPITAL LLC, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 29, 2005.

10.25	Securities Purchase Agreement, dated August 29, 2005, among Loud Technologies, Inc., St. Louis Music, Inc., the other guarantors from time to time party thereto, and OCM Mezzanine Fund, L.P. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated August 29, 2005.

10.26	Subordination Agreement, dated August 29, 2005, among Loud Technologies, Inc., St. Louis Music, Inc., and certain of their subsidiaries, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, and OCM Mezzanine Fund, L.P. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated August 29, 2005.

10.27	Commercial Lease dated December 20, 2001, by and between Eugene M. Kornblum, Trustee of The Eugene M. Kornblum Trust Agreement Dated July 18, 1997, as to an undivided 25% interest as tenants in common; Helen H. Kornblum, Trustee of The Helen H. Kornblum Trust Agreement Dated July 11, 1997, as to an undivided 25% interest as tenants in common; and Carole A. Simon and Robert S. Simon, Trustees of The Carole A. Simon and Robert S. Simon Revocable Trust U/T/A dated November 27, 1991, as to an undivided 50% interest as tenants in common, as landlord, and St. Louis Music, Inc. as tenant.

10.28	Lease dated November 8, 2000, as amended to date, by and between Cornerstone Industrial Fund I, L.L.C., as landlord, and Loud Technologies Inc., as tenant. Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.29	Refinancing loan agreement dated March 30, 2007, from Ableco Finance LLC. Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.30	Refinancing security agreement dated March 30, 2007, from Ableco Finance LLC. Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.31	Refinancing side letter dated April 10, 2007, from Ableco Finance LLC. Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.32	Share Purchase Agreement by and between Grace Acquisition Co Limited, LOUD Technologies, Inc., Vendors set forth in Part 1 of Schedule 1 to the Share Purchase Agreement and persons set forth in Part 2 of Schedule 1 to the Share Purchase Agreement, dated March 6, 2007. Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.33	Amendment No. 1 to Financing Agreement by and among LOUD Technologies Inc., Grace Acquisition Co. Limited, as the borrowers, each subsidiary of the Parent listed on the signature pages thereto, the lenders from time to time party thereto, Ableco Finance LLC, as collateral agent for the lenders, and GMAC Commercial Finance LLC, as administrative agent for the lenders, dated as of May 24, 2007. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 24, 2007.

Exhibits	Description

10.34	Waiver and Amendment No. 2 to Financing Agreement dated as of October 17, 2007, by and among LOUD Technologies Inc., a Washington corporation, Grace Acquisition Co. Limited, a company incorporated under the laws of England and Wales, certain subsidiaries of LOUD Technologies, certain lenders, Ableco Finance LLC, a Delaware limited liability company (“Ableco”), as collateral agent for the lenders, and GMAC Commercial Finance LLC (“GMAC”), as administrative agent for the lenders. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 17, 2007.

10.35	Waiver and Amendment No. 3 to Financing Agreement by and among LOUD Technologies Inc., Grace Acquisition Co. Limited, as the borrowers, each subsidiary of the Parent listed on the signature pages thereto, the lenders from time to time party thereto, Ableco Finance LLC, as collateral agent for the lenders, and GMAC Commercial Finance LLC, as administrative agent for the lenders, dated as of March 6, 2008. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 7, 2008.

10.36	Convertible Senior Subordinated Secured Promissory Note in favor of Sun Mackie, LLC, a Delaware limited liability company, in the amount of $7,500,000, dated as of March 18, 2008. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 20, 2008.

10.37	Security Agreement by and among LOUD Technologies Inc., a Washington corporation, the other Grantors listed on the signature pages thereto and those additional entities that hereafter become parties thereto by executing the form of Supplement attached thereto as Annex 1, and Sun Mackie, LLC, a Delaware limited liability company, dated as of March 18, 2008. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 20, 2008.

21.1	Subsidiaries of LOUD Technologies Inc. Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

23.1	Consent of KPMG LLP,-Independent Registered Public Accounting Firm. Incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 32.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*	Filed herewith