Form 10-Q
period 2008-06-30
LOUD TECHNOLOGIES INC
filed 2008-08-14
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(as of August 12, 2008)

LOUD TECHNOLOGIES INC.
FORM 10-Q
For the quarter ended June 30, 2008

INDEX

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share amounts)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash	$4,670	$3,589
Accounts receivable, net of allowances of $4,246 and $3,537, respectively	28,639	25,204
Inventories	46,631	56,804
Prepaid expenses and other current assets	3,741	1,915

Total current assets	83,681	87,512
Property, plant and equipment, net	4,895	5,744
Goodwill	19,709	19,726
Other intangible assets, net	26,942	27,975
Deferred financing costs, net	2,669	2,621

Total assets	$137,896	$143,578

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Short-term borrowings	$3,748	$1,318
Accounts payable	20,216	25,830
Accrued liabilities	10,278	11,020
Current deferred tax liabilities	418	299
Taxes payable	1,773	1,834
Current portion of long-term debt	3,000	8,000

Total current liabilities	39,433	48,301

Long-term debt, excluding current portion	91,078	92,358
Convertible debt, net of discount	1,490	—
Deferred tax liabilities	4,377	4,636

Total liabilities	136,378	145,295

Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares, issued and outstanding 4,858,941 and 4,618,942 shares at June 30, 2008 and December 31, 2007, respectively	41,951	41,810
Additional paid in capital	6,693	—
Accumulated deficit	(47,224)	(43,662)
Accumulated other comprehensive income	98	135

Total shareholders’ equity (deficit)	1,518	(1,717)

Total liabilities and shareholders’ equity (deficit)	$137,896	$143,578

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share data)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$54,981	$50,583	$109,130	$101,536
Cost of sales	37,870	36,049	76,203	73,397

Gross profit	17,111	14,534	32,927	28,139
Operating expenses:
Selling, general, and administrative	11,533	11,032	23,523	22,533
Research and development	2,583	2,830	5,615	5,631
Restructuring costs	262	536	296	1,554

Total operating expenses	14,378	14,398	29,434	29,718

Operating income (loss)	2,733	136	3,493	(1,579)
Other income (expense):
Interest income	(10)	22	29	22
Interest expense	(3,336)	(2,758)	(6,240)	(4,608)
Management fee	(370)	(324)	(523)	(485)
Other	89	150	(92)	(2,055)

Total other expense	(3,627)	(2,910)	(6,826)	(7,126)

Loss before income taxes	(894)	(2,774)	(3,333)	(8,705)
Income tax expense (benefit)	156	(39)	229	(5)

Net loss	$(1,050)	$(2,735)	$(3,562)	$(8,700)

Per share data
Basic and diluted net loss per share	$(0.22)	$(0.56)	$(0.73)	$(1.80)

Shares used in computing basic and diluted net loss per share	4,859	4,855	4,859	4,841

Comprehensive loss:
Net loss	$(1,050)	$(2,735)	$(3,562)	$(8,700)
Foreign currency translation loss (gain)	4	—	(37)	—

Comprehensive loss	$(1,046)	$(2,735)	$(3,599)	$(8,700)

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months ended
	June 30,
	2008	2007
Operating activities:
Net loss	$(3,562)	$(8,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,619	2,259
Amortization and write-offs of deferred financing costs	283	2,817
Gain on asset dispositions	—	(526)
Stock based compensation	140	164
Non-cash interest expense	902	106
Changes in operating assets and liabilities:
Accounts receivable	(3,443)	1,962
Inventories	10,171	11,798
Prepaid expenses and other current assets	(1,829)	(22)
Accounts payable, accrued liabilities and payable to former Italian subsidiary	(6,349)	(7,804)
Taxes payable	(198)	(523)
Other liabilities	—	19

Net cash (used)/provided by operating activities	(1,266)	1,550

Investing activities:
Proceeds from sales of property, plant and equipment	—	1,239
Purchases of property, plant and equipment	(758)	(1,323)
Acquisition of St. Louis Music, Inc., including transaction fees paid	—	(3,181)
Acquisition of Martin Audio, Ltd., net of cash acquired of $3,696	—	(31,964)

Net cash used in investing activities	(758)	(35,229)

Financing activities:
Payments on long-term debt	(6,500)	(42,069)
Issuance of long-term debt	—	102,000
Proceeds from issuance of convertible debt	7,500	—
Net proceeds (payments) on line of credit and short term borrowings	2,430	(14,210)
Net payment on debt and credit facility acquired in acquition of Martin Audio, Ltd.	—	(3,030)
Financing costs associated with debt issuance	(331)	(2,946)
Net proceeds from stock sales and exercise of stock options	2	224

Cash provided by financing activities	3,101	39,969

Effect of exchange rate changes on cash	4	87

Increase (decrease) in cash and cash equivalents	1,081	6,377
Cash at beginning of period	3,589	311

Cash at end of period	$4,670	$6,688

Supplemental disclosure of cash flow information
Cash paid for interest	$4,886	$3,422
Cash paid for income taxes	$441	$536
Accrued acquition related expenses	$—	$1,397
Cash paid for acquisition related expenses	$—	$659
See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Deficit)
Six months ended June 30, 2008
(Unaudited)
(In thousands)

			Additional		Accumulated
	Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2007	4,619	41,810	—	(43,662)	135	(1,717)
Stock based compensation		140	—	—	—	140
Exercise of warrants	240	1	—	—	—	1
Convertible debt beneficial conversion	—	—	6,693	—	—	6,693
Net loss	—	—	—	(3,562)	—	(3,562)
Foreign currency translation	—	—	—	—	—
adjustment	—	—	—	—	(37)	(37)

Balance at June 30, 2008	4,859	41,951	6,693	(47,224)	98	1,518

See accompanying notes to consolidated financial statements.

LOUD TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LOUD in accordance with U.S. generally accepted accounting principles for interim financial statements and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In management’s opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of future financial results.
The financial statements herein have been prepared assuming the Company continues as a going concern, and do not include any adjustments that might be required were the Company to be unable to continue as a going concern. While we were in compliance with applicable loan covenants as of June 30, 2008, we have not offered assurances that we will remain in compliance in future periods. Were we to fall out of compliance and fail to negotiate waivers or obtain additional sources of liquidity, our lenders could foreclose on our assets or take other steps that may impede our ability to continue as a going concern.
The Company is highly leveraged and maintains a number of credit arrangements that are critical to our growth and to our ongoing operations. These credit agreements include certain financial covenants and ratios and require that we maintain adequate levels of eligible collateral to support our borrowing level, among other restrictions. In previous quarters, we have been in breach of certain financial covenants in our senior credit facility, and we have received forbearances from the lender and entered into waiver agreements with respect to the defaults and amended our credit agreement.
Under the terms of the senior secured credit facility, we are required to maintain certain financial ratios, such as a fixed charge coverage ratio and a consolidated leverage ratio. We are also required to meet certain EBITDA targets and adhere to certain capital expenditure limits. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. As of June 30, 2008, we met all of our covenant requirements. The Company is uncertain whether it will meet these covenants in third and fourth quarter 2008 and can offer no assurances that it will remain in compliance with the terms of the credit agreement.

If breaches of the covenants of our senior secured credit facility occur, there is no assurance that the lender would grant waivers or agree to restructure our debt or that we would be able to obtain other financing. If we default on our debt, the lender has a variety of remedies against us including accelerating all amounts so that they come due immediately and foreclosing on their security interests, which would allow the creditor to take possession of all of our assets. The accompanying financial statements do not reflect any adjustments that might be required should the Company default on debt agreements.
Stock Based Compensation
The Company recorded stock based compensation expense for the relevant period as follows (in thousands):

	Three months	Six months ended
	ended June 30,	June 30,
	2008	2008
Selling, general and administrative	$67	$135
Research and development	3	5

Total stock based compensation	$70	$140

The expected life for each award granted is calculated using the simplified method as described in SAB No. 107. Expected volatility is based on the historical volatility of LOUD common stock. The risk free interest rate is based on the constant maturity U.S. Treasury rate with a remaining term equal to the expected life. Compensation expense recorded includes estimates of the ultimate number of options that are expected to vest. No options were granted during the three and six-month periods ended June 30, 2008.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has recorded a valuation allowance due to the uncertainty surrounding the ultimate realization of such assets. Management evaluates, on a periodic basis, the recoverability of the net deferred tax assets and the amount of the valuation allowance. At such time as it is determined that it is more likely than not the deferred tax assets are realizable, the valuation allowance will be reduced.
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
The Company adopted the provision of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109 on January 1, 2007. As of June 30, 2008 and December 31, 2007, the Company had $1.5 million and $1.5 million of unrecognized tax benefits, respectively. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $1.5 million as of June 30, 2008 and $1.5 million as of December 31, 2007.
In accordance with FIN 48, the Company elected to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2008 and December 31, 2007, the Company had approximately $0.4 million of accrued interest and penalties related to uncertain tax positions, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax position. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance, December 31, 2007	$1,513
Decreases related to prior year tax positions	(50)
Increases related to current year tax positions	62

Balance, June 30,2008	$1,525

Concentration of Credit and Supply Risk
We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the United States. Where we are exposed to material credit risk, we generally require letters of credit, advance payments, or carry foreign credit insurance. No individual country outside of the United States accounted for more than 10% of net sales from continuing operations in any of the periods presented. Sales to United States customers are generally on open credit terms. In the United States, we primarily sell our products through certain resellers and experience individually significant annual sales volumes with major resellers. For the three-month periods ended June 30, 2008 and 2007, the Company had sales to one customer of $5.9 million and $9.0 million, or 10.7% and 17.7%, respectively of consolidated net sales. For the six-month periods ended June 30, 2008 and 2007, the Company had sales to the same customer of $15.4 million and $18.3 million, or 14.1% and 18.1%, respectively.
The majority of our products are being manufactured exclusively by contract manufacturers on our behalf. For the three-month periods ended June 30, 2008 and 2007, net sales of products manufactured by one manufacturer were $26.4 million and $16.5 million, or 47.9% and 32.6%, respectively of net sales while net sales of products manufactured by another manufacturer were $10.3 million and $6.6 million, or 18.7% and 13.1%, respectively of consolidated net sales. For the six-month periods ended June 30, 2008 and 2007, net sales of products manufactured by one manufacturer were $51.0 million and $34.1 million, or 46.7% or 33.6%, respectively of net sales, while net sales of products manufactured by another manufacturer were $19.8 million and $12.7 million, or 18.2% and 12.5%, respectively of consolidated net sales.
At June 30, 2008, the Company had 527 employees of which approximately 30 were members of an organized labor union.
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
Effective January 1, 2008 the Company adopted SFAS 157 for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period. In accordance with the provisions of FSP No., FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer implementation of SFAS 157 related to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are currently reviewing this provision of SFAS 157 to determine the impact on our non-financial assets and non-financial liabilities that are recognized or disclosed at fair value on a nonrecurring basis.
The adoption of SFAS 157 with respect to financial assets and liabilities that are re-measured and reported at fair value did not have a material impact on our financial results in the first half of 2008. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The levels of the hierarchy are described below:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions
The following table presents our financial assets that have been measured at fair value as of June 30, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Balance as of June 30, 2008
	Level I	Level II	Level III
Short-term investment	$2,652
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company adopted Statement No. 159, effective January 1, 2008, and did not elect the fair value option to measure certain financial instruments as it has not had a material impact on the Company’s financial condition and results of operations.

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
As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. Stock options to purchase 341,621 and 461,000 shares in 2008 and 2007, respectively, were excluded from the calculation of diluted per share amounts because they are anti dilutive.
4. Restructuring Costs
During 2007, management approved and implemented a restructuring plan primarily consisting of the consolidation of our LOUD UK operations and a shift of our domestic manufacturing to overseas contract manufacturers. During the six-month period ended June, 30 2008 we incurred approximately $296,000 of restructuring costs primarily representing employee severance and related costs for 10 terminated employees. We had $345,000 of these restructuring amounts remaining in accrued liabilities at June 30, 2008. The restructuring liability is summarized as follows (in thousands):

Balance at December 31, 2007	$462
New charges	296
Cash payments	(413)

Balance at June 30, 2008	$345

5. Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$5,690	$7,580
Work in process	101	65
Finished goods	40,840	49,159

	$46,631	$56,804

6. Other Intangible Assets
Intangible assets consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer and distributor relationships	$13,855	$1,562	$12,293
Trademark	12,713	1,742	10,971
Developed technology	6,149	2,491	3,658
Non-compete agreement	50	30	20

Total intangible assets, June 30, 2008	$32,767	$5,825	$26,942

Total intangible assets, December 31, 2007	$32,785	$4,810	$27,975

The company acquired Martin Audio on April 11, 2007. Certain identifiable intangible assets were recorded as a result of this acquisition. Amortization for the three month period ended June 30, 2008 was approximately $507,000.
7. Goodwill
Changes in goodwill are as follows (in thousands):

Balance, December 31, 2007	$19,726
Effects of foreign currency translation	(17)

Balance, June 30, 2008	$19,709

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
(a) Short-term borrowings
The Company has a line of credit where it can borrow up to $10.0 million, subject to certain restrictions, including available borrowing capacity. At June 30, 2008, the line of credit had an outstanding balance of approximately $3.7 million with the ability to borrow up to an additional $6.3 million. Interest is due quarterly and is based on Chase Manhattan Bank’s prime rate plus 0.5% or LIBOR plus 3.0%.
(b) Long-term debt
At June 30, 2008 and December 31, 2007, the Company’s long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Convertible debt, net of discount	1,490	—
Ableco Term Loan A	17,869	19,203
Ableco US Term Loan B	34,668	39,333
Ableco UK Term Loan B	29,000	29,500
Ableco Term Loan C	12,541	12,322

	95,568	100,358
Less: current portion	(3,000)	(8,000)

Long-term portion of debt	$92,568	$92,358

The $95.6 million term loans under the $112 million senior secured credit facility require the company to make quarterly principal payments. Term Loan A bears interest at the Chase Manhattan Bank’s prime rate plus 0.85% or LIBOR plus 3.35%. Term Loans B bear interest at the Chase Manhattan Bank’s prime rate plus 2.95% or LIBOR plus 5.20%. Term Loan C bears interest at the Chase Manhattan Bank’s prime rate plus 4.5% or LIBOR plus 7.0%. In addition, Term Loan C bears additional paid in kind interest of 3.5%, added to the principal balance of Term Loan C on a monthly basis. Interest is due quarterly on each term loan. The $112 million senior secured credit facility is secured by substantially all of the assets of the Company and its subsidiaries.
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
The company applied the guidance of Emerging Issue Task Force (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingent Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 Certain Convertible Instruments and concluded that the convertible debt included a beneficial conversion feature, which was valued at $6.7 million using the fair value of the stock at the commitment date and the stated conversion rate. This amount was determined by multiplying the shares to be issued upon conversion times the intrinsic value per share. The number of shares shares to be issued upon conversion was calculated by adding the proceeds of $7.5 million plus the unpaid accrued interest at maturity and dividing this sum by the stated conversion price of $5.00. The intrinsic value per share is the difference between the $7.35 fair value of the stock at commitment date less the stated conversion price. The beneficial conversion feature was recorded as a debt discount, credited to additional paid in capital, and is being amortized to interest expense over the term of the Note using the effective interest method.
The following table summarizes the activity related to the Company’s convertible debt issued in March 2008:

Face value of convertible debt(s)	$7,500

Less: unamortized debt discounts	(6,339)
Add: accreted interest	329

Total carrying value, net of debt discount June 30, 2008	$1,490

The debt is considered long-term, as principal and interest are not due and payable until 2012.
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
The warranty liability is summarized as follows (in thousands):

	2008	2007
Balance at December 31, 2007	$1,065	$1,160
Charged to cost of sales	(941)	1,516
Applied to liability	951	(1,766)
Foreign currency adjustment	(1)	—

Balance at June 30, 2008	$1,074	$910

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
The financial statements herein have been prepared assuming the Company continues as a going concern. While we were in compliance with applicable loan covenants as of June 30, 2008, we have not offered assurances that we will remain in compliance in future periods. Were we to fall out of compliance and fail to negotiate waivers or obtain additional sources of liquidity, our lenders could foreclose on our assets or take other steps that may impede our ability to continue as a going concern.
The Company is highly leveraged and maintains a number of credit arrangements that are critical to our growth and to our ongoing operations. These credit agreements include certain financial covenants and ratios and require that we maintain adequate levels of eligible collateral to support our borrowing level, among other restrictions. In previous quarters, we have been in breach of certain financial covenants in our senior credit facility, and we have received forbearances from the lender and entered into waiver agreements with respect to the defaults and amended our credit agreement. If future breaches of the covenants of our credit arrangements occur, there is no assurance that the lenders would grant waivers or agree to restructure our debt or that we would be able to obtain other financing. We are unable to offer assurances that we can remain in compliance with such covenants in the future. If we default on our debt, our lenders have a variety of remedies against us including accelerating all amounts so that they come due immediately and foreclosing on their security interests, which would allow the creditors to take possession of all of our assets.

Under the terms of the senior secured credit facility, we are required to maintain certain financial ratios, such as a fixed charge coverage ratio and a consolidated leverage ratio. We are also required to meet certain EBITDA targets and adhere to certain capital expenditure limits. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. As of June 30, 2008, we met all of our covenant requirements. The Company is uncertain whether it will meet these covenants in third and fourth quarter 2008 and can offer no assurances that it will remain in compliance with the terms of the credit agreement.
During July 2008 the Company experienced lower than expected sales and margins due to a backlog of orders with a contract manufacturer. This decline, which we believe to be temporary, could negatively impact EBITDA calculations.
In previous quarters, we have been in breach of certain financial covenants in our senior credit facility and we have received forebearances from the lender and entered into waiver agreements with respect to the defaults and amended our credit agreement. If breaches of the covenants of our senior secured credit facility occur, there is no assurance that the lender would grant waivers or agree to restructure our debt or that we would be able to obtain other financing. If we default on our debt, the lender has a variety of remedies against us including accelerating all amounts so that they come due immediately and foreclosing on their security interests, which would allow the creditor to take possession of all of our assets. The accompanying financial statements do not reflect any adjustments that might be required should the Company default on debt agreements.
Critical Accounting Policies and Judgments
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
We believe there have been no additional significant changes in our critical accounting policies during the six months ended June 30, 2008 from that disclosed in our Form 10-K for the year ended December 31, 2007.
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
Results of Operations (in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$54,981	$50,583	$109,130	$101,536
Gross profit	17,111	14,534	32,927	28,139

Selling, general and administrative	11,533	11,032	23,523	22,533
Research and development	2,583	2,830	5,615	5,631
Restructuring costs	262	536	296	1,554

Total operating expenses	14,378	14,398	29,434	29,718
Operating income (loss)	2,733	136	3,493	(1,579)
Other expense	(3,627)	(2,910)	(6,826)	(7,126)
Provision for income taxes	156	(39)	229	(5)

Net income (loss)	$(1,050)	$(2,735)	$(3,562)	$(8,700)

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007
Net Loss
Results of operations for the three months ended June, 2008, showed a net loss of approximately $1.1 million, a decrease of $1.7 million from a net loss of $2.7 million for the comparable period in 2007. Operating income for the three months ended June 30, 2008 was $2.7 million compared to operating income of $0.1 million in the comparable period in 2007. The increase is a result primarily from new Mackie products of $4.4 million which carry a higher gross profit on the 2008 sales.
Net Sales
Net sales increased by 8.7% to $55.0 million during the three months ended June 30, 2008 from $50.6 million in the comparable period in 2007. The increase in sales compared to the prior year is related to strength in the core brands of Mackie, Ampeg, and EAW, as well as, strong international sales.
Gross Profit
Gross profit was $17.1 million, or 31.1% of net sales, in the three months ended June 30, 2008 compared to $14.5 million, or 28.7% of net sales, in the three months ended June 30, 2007. Excluding the Martin Audio acquisition and the write down of inventory associated with the factory shutdowns in 2007, gross profit was comparable to prior year results.
Selling, General and Administrative
Selling, general and administrative expenses increased by $0.5 million to $11.5 million in the three months ended June 30, 2008 from $11.0 million in the comparable period in 2007. The increase is primarily attributable to increased commissions and bonuses on higher sales volumes.
Research and Development
Research and development expenses decreased by $0.2 million to $2.6 million in the three months ended June 30, 2008 from $2.8 million in the comparable period in 2007. The $0.2 million decrease is due to a reduction in engineering projects and prototype costs.
Restructuring Costs
We incurred approximately $262,000 in restructuring costs during the three-month period ended June 30, 2008, primarily attributed to employee severance and related costs for 3 terminated employees. In the comparable period in 2007, approximately $536,000 in restructuring costs were incurred, primarily representing severance accruals related to the closure and overseas transfer of our domestic manufacturing plants and closure of our St. Louis Music engineering functions.
Other Expense
Other expense was $3.6 million for the three months ended June 30, 2008 as compared to $2.9 million in the comparable period last year. The increase in other expense of $0.7 million is primarily due to the cost associated with the Sun Mackie $7.5 million Convertible Senior Subordinated Secured Promissory Note due 2012 issued on March 18, 2008.
The majority of our debt has variable interest rates, and the interest expense component of other income (expense) in future quarters will be affected by changing interest rates.

Income Taxes
Income tax expense for the three months ended June 30, 2008 was $156,000 compared to a benefit of ($39,000) for the comparable period in 2007. The primary components of the 2008 income tax include income tax expense of $0.3 million related to Martin Audio, $0.3 million associated with the deferred tax benefit recorded as a result of the partial amortization of the deferred tax liability recorded as a result of the acquisition of Martin Audio, and $0.1 million related to federal tax expense. The primary components of the 2007 benefit are current taxes due from our foreign subsidiaries and an increase to our income tax reserve offset by the deferred tax benefit recorded as a result of the partial amortization of the deferred tax liability as a result of the acquisition of Martin Audio.
Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007
Net Sales
Net sales from continuing operations increased by 7.5% to $109.1 million during the six months ended June 30, 2008 from $101.5 million in the comparable period in 2007. The majority of the increase in sales was related to new Mackie products of $6.6 million along with increased sales in our core brands, including Ampeg and EAW.
Gross Profit
Gross profit increased to $32.9 million, or 30.2% of net sales, in the six months ended June 30, 2008 from $28.1 million, or 27.7% of net sales, in the six months ended June 30, 2007. Excluding the Martin Audio acquisition and the write down of inventory associated with the factory shutdowns in 2007 gross profit, was comparable to prior year results.
Selling, General and Administrative
Selling, general and administrative expenses increased by $1.0 million to $23.5 million in the six months ended June 30, 2008 from $22.5 million in the comparable period in 2007. The increase was primarily attributable to the increased commissions and bonuses on higher sales volumes.
Research and Development
Research and development expenses in the six months ended June 30, 2008 were $6.5 million, comparable to the same period in 2007.
Restructuring Costs
Restructuring costs were $0.3 million in the six months ended June 30, 2008, primarily attributed to employee severance and related costs for 10 employees. Restructuring costs were $1.6 million in the six months ended June 30, 2007. The 2007 costs were primarily severance accruals related to the closure and overseas transfer of our domestic manufacturing plants and the closure of our St. Louis Music engineering functions.
Other Expense
Net other expense was $6.8 million for the six months ended June 30, 2008 as compared to $7.1 million in the six months ended June 30, 2007. The decrease in other expense of $0.3 million is primarily due to the cost associated with the write-off of $2.5 million of unamortized fees related to the prior debt facility as a result of the refinancing of the debt facility in 2007, which was offset by an increase of approximately $1.6 million in interest expense incurred for the Ableco and Sun Capital financing arrangements and a $0.1 million increase in management fees.
Income Taxes
Income tax expense for the first six months of 2008 was $229,000 compared to income tax benefit of $5,000 for the comparable period in 2007. The primary components of the 2008 expense are current taxes due from our foreign subsidiaries and an increase to our income tax reserve partially offset by the deferred tax benefit recorded as a result of the partial amortization of the deferred tax liability recorded as a result of the acquisition of Martin Audio. The primary component of the 2007 benefit are current taxes due from our foreign subsidiaries and an increase to our income tax reserve offset by the deferred tax benefit recorded as a result of the partial amortization of the deferred tax liability recorded as a result of the acquisition of Martin Audio.

Liquidity and Capital Resources
As of June 30, 2008, we had cash and cash equivalents of $4.7 million and short-term borrowings of $3.7 million. At June 30, 2008 we had $6.3 million available on our revolving line of credit.
Net Cash Used in and Provided by Operating Activities
Cash used in operating activities was $1.3 million in the six months ended June 30, 2008, compared to cash provided by operating activities of $1.6 million for the comparable period in 2007. The net loss for the first six months of 2008 was $3.6 million including $2.6 million in depreciation and amortization, $0.3 million in amortization of deferred financing fees, $0.9 million in interest expense capitalized, and $0.1 million in stock based compensation expense. In the first six months of 2008, an increase in accounts receivable of $3.4 million and an increase prepaid other current assets of $1.8 million accompanied by a decrease in accounts payable and accrued liabilities of $6.3 million used cash, while a decrease to inventories of $10.2 million, provided cash. The net loss for the first six months of 2007 was $8.7 million including $2.3 million in depreciation and amortization, $2.8 million in amortization and write-off of deferred financing fees, $0.2 million in stock based compensation expense, and a gain on asset dispositions of $0.5 million. In the first six months of 2007, a decrease in accounts payable and accrued liabilities of $7.8 million and increases to inventories and accounts receivable of $11.8 million and $2.0 million, respectively, used cash.
Net Cash Used in Investing Activities
Cash used in investing activities was $0.8 million for the first six months of 2008, compared to $35.2 million for the first six months of 2007. The cash used in investing activities for the first six months of 2008 primarily related to purchases of new product tooling. The cash used in investing activities for the first six months of 2007 primarily related to the acquisition of Martin Audio and the payment of the St. Louis Music, Inc. future commitment to pay of $3.2 million.
Net Cash Provided by Financing Activities
Cash provided by financing activities was $3.1 million during the first six months of 2008, compared to $40.0 million during the first six months of 2007. Cash provided in the first three months of 2008 is primarily attributable to the Sun Mackie Convertible Debt of $7.5 million which was used to partially pay down the existing debt and line of credit. Cash provided in the first six months of 2007 is primarily attributable to a new credit facility of $102.0 million consisting of a Term Loan A of $20.0 million, a US Term Loan B of $40.0 million, a UK Term Loan B of $30.0 million and a Term Loan C of $12.1 million. Along with this refinance, we paid off our existing credit facility of $67.2 million as of March 30, 2007, which consisted of a revolving loan facility of $26.2 million, a Term Loan A of $11.9 million, a Term Loan B of $14.3 million and a senior subordinated note for $14.8 million. We also incurred $2.9 million in deferred financing costs.
Ability to Stay in Compliance With Debt Covenants
Under the terms of the senior secured credit facility, we are required to maintain certain financial ratios, such as a fixed charge coverage ratio and a consolidated leverage ratio. We are also required to meet certain EBITDA targets and adhere to certain capital expenditure limits. The agreement also provides, among other matters, restrictions on additional financing, dividends, mergers, and acquisitions. As of June 30, 2008, we met all of our covenant requirements. The Company is uncertain whether it will meet these covenants in third and fourth quarter 2008 and can offer no assurances that it will remain in compliance with the terms of the credit agreement.
During July 2008 the Company experienced lower than expected sales and margins due to a backlog of orders with a contract manufacturer. This decline, while we believe to be temporary, could negatively impact EBITDA calculations.
In previous quarters, we have been in breach of certain financial covenants in our senior credit facility and we have received forebearances from the lender and entered into waiver agreements with respect to the defaults and amended our credit agreement. If breaches of the covenants of our senior secured credit facility occur, there is no assurance that the lender would grant waivers or agree to restructure our debt or that we would be able to obtain other financing. If we default on our debt, the lender has a variety of remedies against us including accelerating all amounts so that they come due immediately and foreclosing on their security interests, which would allow the creditor to take possession of all of our assets. The accompanying financial statements do not reflect any adjustments that might be required should the Company default on debt agreements.

Commitments
We had the following significant contractual commitments related to operating leases for equipment facilities at June 30, 2008. In addition, we had significant obligations related to short-term and long-term debt arrangements, excluding our accounts payable, accrued liabilities and taxes payable of $32.3 million at June 30, 2008 (in thousands):

	Payments due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years	5+ Years
Operating leases	$6,708	$2,455	$3,756	$497	$—
Convertible debt, including interest	14,240	—	—	—	14,240
Short-term and long-term debt, including interest	130,087	12,242	23,782	94,063	—

Total	$151,035	$14,697	$27,538	$94,560	$14,240

We also have purchase commitments that range between $20 million to $35 million that are primarily due to our contract manufacturers.
We believe we will have adequate resources to meet our material obligations as they come due through December 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including changes in foreign currency rates and interest rates.
Our $112.0 million term loans have variable interest rates. As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the quarter ended June 30, 2008, an increase in the average interest rate of 10%, i.e. from 9.8% to 10.8%, would have resulted in an approximately $521,000 increase in net loss before income taxes.
A majority of our sales are denominated in U.S. Dollars, and during the three months ended June 30, 2008 approximately 39.5% of our sales were denominated in foreign currencies. We ordinarily do not engage in hedging, rate swaps, or other derivatives as a means to minimize our foreign currency risk and, instead, mitigate that exposure by limiting the portion of our sales that are denominated in other than U.S. Dollars. Assuming the same level of foreign currency denominated sales as in the three months ended June, 2008, a 10% decline in the average exchange rates for all these currencies would have caused a decline of approximately $2.0 million, or 3.6%, of our sales.
The majority of our products are manufactured by foreign third-party contract manufacturers with the majority of the contracts denominated in U.S. Dollars. Foreign third-party manufacturing creates risks that include fluctuations in currency exchange rates that could affect the price we pay for our product. Our two largest foreign contract manufacturers’ products represented 64.9% of our net sales for the six months ended June 30, 2008. A 10% increase to the cost of the product sold that was manufactured by these two manufacturers would have resulted in an increase to cost of sales for the six months ended June 30, 2008 of approximately $1.8 million.
Item 4 and Item 4T. Controls and Procedures
The Company’s management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. Additionally the Company’s senior management team meets regularly to discuss significant transactions and events affecting the Company’s operations. The Company’s executive officers lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The board of directors includes an Audit Committee that is comprised solely of independent directors who meet the financial literacy requirements imposed by the Securities Exchange Act and the Nasdaq Stock Market. At least one member of our Audit Committee, Jon W. Gacek, is a “financial expert” within the meaning of applicable Nasdaq rules. The Audit Committee reviews quarterly earnings releases and all reports on Form 10-Q and Form 10-K prior to their filing. The Audit Committee is responsible for hiring and overseeing the Company’s external auditors and meets with those auditors at least four times each year.

The Company’s executive officers are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make known to them all material information within the organization. Management regularly evaluates ways to improve internal controls. As of the end of the period covered by this report on Form 10-Q our executive officers completed an evaluation of the disclosure controls and procedures and have determined them to be functioning effectively.
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
Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Company’s management has concluded that the Company’s internal control over financial reporting is effective as of June 30, 2008.
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
This report does not include an attestation report of the Company’s registered public accounting firm, KPMG LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.
Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in various legal proceedings and claims that arise in the ordinary course of business which could, individually or in the aggregate, be material to the Company’s business, operations or financial condition.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our annual meeting of shareholders was held on June 30, 2008 (the “Annual Meeting”).

(b)	At the Annual Meeting, James T. Engen, Jon W. Gacek and R. Lynn Skillen were elected to serve as Class 1 directors for a three-year term. Thomas V. Taylor, Jason H. Neimark, Kevin J. Calhoun and Mark E. Kuchenrither continue to serve as Class 2 directors and will be up for re-election at the 2009 annual meeting. C. Daryl Hollis, George R. Rea, and Clarence E. Terry continue to serve as Class 3 directors and will be up for re-election at the 2010 annual meeting.

(c)	Following are descriptions of and results of votes cast on matters voted upon by the shareholders at the Annual Meeting.
•	The results of the shareholder vote on the election of directors were as follows:

Nominee	For	Withheld
James T. Engen	4,535,846	95,717
Jon W. Gacek	4,529,806	101,757
R. Lynn Skillen	4,529,606	101,957
•	The results of the shareholder vote on the proposal to amend the Company’s Restated Articles of Incorporation to provide that the Company’s Restated Articles of Incorporation may be amended by the Board of Directors without shareholder action to the extent permitted by Section 23B.10.020 of the Washington Business Corporation Act were as follows:

		Percentage
		of
	Votes	Outstanding
For	4,434,411	91.26
Against	196,932	4.05
Abstain	220	.00
Broker Non-Votes	0	—
•	The results of the shareholder vote on the proposal to amend the Company’s Restated Articles of Incorporation to provide that the name of the Company is LOUD Technologies, Inc. were as follows:

		Percentage
		of
	Votes	Outstanding
For	4,628,040	95.25
Against	3,443	.07
Abstain	80	.00
Broker Non-Votes	0	—
•	The results of the shareholder vote on the proposal to amend the Company’s Restated Articles of Incorporation to give effect to the adjustment of the Company’s issued and authorized common stock related to the Company’s 2005 reverse split were as follows:

		Percentage
		of
	Votes	Outstanding
For	4,619,781	95.08
Against	10,022	.21
Abstain	1,760	.04
Broker Non-Votes	0	—
•	The results of the shareholder vote on the proposal to amend the Company’s Restated Articles of Incorporation to increase the number of the Company’s authorized common shares from 8 million to 12 million so as to provide additional authorized common shares to be issued upon conversion of the Convertible Senior Subordinated Secured Promissory Note issued to Sun Mackie, LLC on March 18, 2008, were as follows:

		Percentage
		of
	Votes	Outstanding
For	4,592,385	94.51
Against	38,298	.79
Abstain	880	.02
Broker Non-Votes	0	—
•	The results of the shareholder vote on the proposal to approve the Convertible Senior Subordinated Secured Promissory Note issued to Sun Mackie, LLC on March 18, 2008, the Security Agreement, and the transactions contemplated therein, including but not limited to issuance of shares of the Company’s common stock upon conversion of the Note, were as follows:

		Percentage
		of
	Votes	Outstanding
For	4,574,160	98.81
Against	55,203	1.19
Abstain	2,200	—
Broker Non-Votes	0	—
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

LOUD Technologies Inc.
(Registrant)
Dated: August 14, 2008	By:	/s/ James T. Engen
James T. Engen
Chairman, President and Chief Executive Officer

Dated: August 14, 2008	By:	/s/ David E. Olson
David E. Olson
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