Form 10-K/A
period 2007-12-31
LOUD TECHNOLOGIES INC
filed 2009-03-24
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 3)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 0-26524
LOUD TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Washington	91-1432133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16220 Wood-Red Road, N.E., Woodinville, Washington	98072
(Address of principal executive offices)	(Zip Code)
(425) 487-4333
(Registrant’s telephone number, including area code)

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	NASDAQ Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐       No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐       No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐       No ☑
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
Yes ☐      No ☑
     As of June 30, 2007, the approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,101,965 based upon the closing price of the registrant’s common stock as quoted on the NASDAQ Capital Market on June 30, 2007 of $8.89 per share

Item 9A(T). Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2

EXPLANATORY NOTE
This Amendment No. 3 on Form 10-K/A (this “Amendment No. 3”) amends the Annual Report on Form 10-K for the year ended December 31, 2007 (the “Original Annual Report”) of LOUD Technologies Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008. On July 25, 2008, the Company filed Amendment No. 2 to the Original Annual Report on Form 10-K/A with the SEC (“Amendment No. 2”) amending the disclosure in Part II, Item 9A of the Original Annual Report. On October 21, 2008, the Company filed a Current Report on Form 8-K with the SEC indicating that the Company was in the process of re-evaluating the effectiveness of its internal control over financial reporting and disclosure controls. This Amendment amends the disclosure in Part II, Item 9A(T), “Controls and Procedures” of Amendment No. 2 to modify our disclosure regarding management’s conclusion of the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of the end of the period covered by the Original Annual Report. (The disclosure in Amendment No. 2 was incorrectly set forth under the heading Item 9A instead of Item 9A(T).)
Except as set forth above, this Amendment does not modify or update any other disclosures presented in the Original Annual Report. Except as specifically set forth herein, this Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.
Item 9A(T). Controls and Procedures
Background
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with this Amendment, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an updated evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. In connection with that evaluation, management considered the following matters:
•	During the quarter ended September 30, 2008, the Company received a comment letter from the staff of the SEC which brought to the Company’s attention its failure to include in its Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) management’s report on the effectiveness of the Company’s internal control over financial reporting, as required under Rules 13a-15 and 15(d)-15 under the Exchange Act.

•	As a result of the SEC comment letter, the Company filed an amendment to the Form 10-K on July 25, 2008 (“Amendment No. 2. to Form 10-K”) which included management’s report on the effectiveness of the Company’s internal control over financial reporting.

•	After the filing of Amendment No. 2 to Form 10-K, the Company received a second comment letter from the staff of the SEC which questioned the conclusion of Company management set forth in Amendment No. 2 to Form 10-K that the Company’s disclosure controls and procedures were effective as of the end of the 2007 fiscal year, in light of the Company’s failure to include management’s report on internal control over financial reporting in the Form 10-K.

•	As a result of an internal review after the Company filed Amendment No. 2 to Form 10-K, the Company’s management and board of directors determined that appropriate procedures were not followed to ensure adequate internal review of Amendment No. 2 to Form 10-K before it was filed with the SEC. In addition, that review raised questions about whether the steps previously taken to document and test the Company’s internal control over financial reporting had been sufficient to support a conclusion that such internal control over financial reporting was effective as of the end of 2007.

•	The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 erroneously included a report from management on the effectiveness of internal control over financial reporting as of June 30, 2008, which was not required under the SEC’s rules. Moreover the conclusions therein that the Company’s internal control over financial reporting was effective lacked an adequate basis because management had not actually conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of such date.
Audit Committee Investigation
In October 2008, the audit committee of the Company’s board of directors commenced an independent investigation of the Company’s disclosures relating to internal control over financial reporting and disclosure controls and procedures contained in the Form 10-K, Amendment No. 2 to Form 10-K and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 (the “Prior 10-Qs”). The investigation was conducted with the assistance of outside legal counsel and was conducted over an approximately ten-week period. The investigative work included, among other things: reviewing hard copy and electronic files obtained from the Company and other sources; and conducting interviews with directors, with present and former members of senior management, with former outside counsel and with a representative of the Company’s independent registered public accounting firm. In connection with its investigation, the members of the audit committee periodically met telephonically with the audit committee’s counsel and the Chairman of the audit committee periodically communicated with the audit committee’s counsel.
The audit committee investigation has now been completed. The key findings of the investigation were that:
•	former management of the Company, and in particular the Company’s former Chief Financial Officer, apparently misunderstood the application of the SEC’s rules relating to management assessment of the effectiveness of internal control over financial reporting to registrants that, like the Company, are neither large accelerated filers nor accelerated filers;

•	as a consequence, the Company’s former management did not complete its evaluation of the Company’s internal control over financial reporting and failed to include the required report on the effectiveness of internal control over financial reporting in the Form 10-K;

•	after the Company received the SEC comment letter that identified the Company’s failure to include the required management report on internal control in the Form 10-K, the Company’s former Chief Financial Officer caused Amendment No. 2 to Form 10-K to be prepared and filed, without involving the Company’s former Chief Executive Officer, the Company’s board of directors, the audit committee of the Company’s board of directors or the Company’s independent registered public accounting firm in the preparation or review of that filing;

•	the conclusions of former management that the Company’s internal control over financial reporting was effective as of December 31, 2007, as disclosed in Amendment No. 2 to Form 10-K, lacked an adequate basis due to the failure of former management to complete the review and testing necessary to fully evaluate the effectiveness of the Company’s internal control over financial reporting; and

•	the statements in Amendment No. 2 to Form 10-K and the Prior 10-Qs that management had concluded the Company’s disclosure controls and procedures were effective as of the end of the periods covered by such reports are not supported in light of the substantive and procedural deficiencies relating to the Form 10-K and Amendment No. 2 to Form 10-K described above.
The Chief Executive Officer and the Chief Financial Officer who were responsible for the filing of the Form 10-K and Amendment No. 2 to Form 10-K left the Company on August 15, 2008 and July 25, 2008, respectively.
In connection with the audit committee’s investigation, the investigators made certain recommendations for improvements in both the Company’s disclosure controls and procedures and its internal control over financial reporting. The principal recommendations were that the Company:

2

•	develop a plan for completion of management’s evaluation of the Company’s internal control over financial reporting;

•	make corrective filings amending the Form 10-K and the Prior 10-Q’s;

•	to the extent the Company is legally required to do so in light of its recent decision to deregister its common stock under the Exchange Act, implement procedures to remedy the deficiencies in its disclosure controls and procedures; and

•	to the extent such obligations remain relevant in light of the Company’s decision to deregister its common stock under the Exchange Act, institute training for the Company’s financial managers regarding the Company’s reporting obligations under the Exchange Act.
The Company’s management has implemented the recommendations from the audit committee investigation regarding completion of management’s evaluation of internal control over financial reporting and making corrective filings amending the Form 10-K and the Prior 10-Q’s. In particular, management completed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and, as set forth below, has disclosed management’s conclusions regarding the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s disclosure controls and procedures. Moreover, the Company will file amendments to the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 to disclose management’s conclusions about the effectiveness of the Company’s disclosure controls and procedures as of the end of the periods covered by those reports. As reported in a Current Report on Form 8-K filed by the Company on January 15, 2009, the Company’s Board of Directors has determined to deregister the Company’s stock under the Exchange Act. Because deregistration of the Company’s stock under the Exchange Act would result in the termination of the Company’s reporting obligations under the Exchange Act, the Company will not implement the other recommendations that resulted from the audit committee investigation unless the Company does not complete the deregistration process as anticipated.
Evaluation of Effectiveness of Disclosure Controls and Procedures
Because of the events described above, prior to the filing of this Amendment, management of the Company, including its Chief Executive Officer and Chief Financial Officer, conducted an updated evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by the Original Annual Report. Based on the audit committee investigation findings, management’s conclusions described below regarding the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, and the updated evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by the Original Annual Report.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective due to the existence of several deficiencies that constitute material weaknesses in our internal control over financial reporting. A description of each of the material weaknesses as of December 31, 2007 is included below:
          1. The Information Technology General Control Environment: The Company did not maintain an effective information technology general control environment. Specifically, management concluded that we did not have appropriate controls in the following areas:
•	Access Control — The Company did not maintain effectively designed controls to provide for segregation of duties or prevent unauthorized access to certain programs and data, or to provide for periodic review and monitoring of access to ensure that user privileges are appropriate and authorized.

3

•	Information Technology Operations — The Company did not maintain effectively designed controls to ensure the preservation and security of back-up tapes of the Company’s third party hosted financial reporting system or the Company’s local area network. In addition, the Company did not maintain controls to provide for an annual review of SAS 70 reports for third party service providers in order to ensure that the third-party service providers’ control environments are adequate and effective.
              2. The Financial Reporting, Disclosure and Procedures Environment:
•	The Company’s controls did not ensure proper internal review of filings with the SEC. Specifically, the Company’s procedures were not adequate to ensure that SEC filings were consistently reviewed and approved by senior officers, our board of directors, the audit committee of our board of directors (or audit committee chair), outside counsel, and independent registered public accounting firm, as appropriate.

•	The Company lacked adequate expertise with respect to financial reporting (including but not limited to proper application of generally accepted accounting principles and proper application of rules related to the assessment of internal control over financial reporting).
              3. Controls over Revenue and Accounts Receivable: The Company did not maintain effective controls over revenue and accounts receivable to ensure the effective processing of orders and accounting for revenue and accounts receivable. Specifically, the Company’s controls did not provide for the performance of appropriate credit checks, the approval of pricing, discounts, order confirmation and sales returns or the proper review, authorization and maintenance of executed rebate agreements.
During the fourth quarter of 2008, the Company implemented the following changes to its disclosure controls and procedures, which impacted its Financial Disclosure and Procedures Environment:
•	ensuring that the CEO and CFO review all documents to be filed with the SEC prior to submitting such documents to the audit committee for its review;

•	ensuring that the Company’s independent registered public accounting firm is provided any such documents that contain financial statements or report events that may require financial statement disclosure;

•	ensuring that the Company’s outside counsel review such documents prior to review by the board of directors or the audit committee, as applicable; and

•	ensuring that the audit committee or the audit committee chair reviews any such documents that contain financial statements or report events that may require financial statement disclosure prior to their filing with the SEC.
During 2009, the Company intends to identify and begin implementing other remedial actions that may be necessary to address the material weaknesses described above. Notwithstanding these efforts, there is a risk that we ultimately may be unable to achieve the goal of fully remediating these material weaknesses. We cannot assure you that the remedial actions that we have taken to date and intend to take in the future will prevent similar or other control deficiencies or material weaknesses from having an adverse impact on our business, financial condition or results of operations in the future.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2007, we made no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

4

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

5

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUD Technologies Inc.

(Registrant)

Dated: March 24, 2009	By:	/s/ RODNEY E. OLSON

Rodney E. Olson
Chairman, President and Chief Executive Officer

Dated: March 24, 2009	By:	/s/ DAVID E. OLSON

David E. Olson
Chief Financial Officer, Senior Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Document Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.