Form 10-Q/A
period 2008-03-31
LOUD TECHNOLOGIES INC
filed 2009-03-24
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of March 23, 2009 was 4,858,941.

Item 4T. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 of LOUD Technologies Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2008 (the “Original Quarterly Report”). On November 6, 2008, the Company filed a Current Report on Form 8-K with the SEC indicating that the Company was in the process of re-evaluating the effectiveness of its internal control over financial reporting and disclosure controls and procedures. This Amendment amends the disclosure in Part I, Item 4T, “Controls and Procedures” of the Original Quarterly Report to modify our disclosure regarding management’s conclusion of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by the Original Quarterly Report. (The disclosure in the Original Quarterly Report was incorrectly set forth under the heading Item 4 instead of Item 4T.)
Except as set forth above, this Amendment does not modify or update any other disclosures presented in the Original Quarterly Report. Except as specifically set forth herein, this Amendment does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures, including exhibits to the Original Quarterly Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.
Item 4T. Controls and Procedures
Background
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with this Amendment, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an updated evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. In connection with that evaluation, management considered the following matters:
•	During the quarter ended September 30, 2008, the Company received a comment letter from the staff of the SEC which brought to the Company’s attention its failure to include in its Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) management’s report on the effectiveness of the Company’s internal control over financial reporting, as required under Rules 13a-15 and 15(d)-15 under the Exchange Act.

•	As a result of the SEC comment letter, the Company filed an amendment to the Form 10-K on July 25, 2008 (“Amendment No. 2 to Form 10-K”) which included management’s report on the effectiveness of the Company’s internal control over financial reporting.

•	After the filing of Amendment No. 2 to Form 10-K, the Company received a second comment letter from the staff of the SEC which questioned the conclusion of Company management set forth in Amendment No. 2 to Form 10-K that the Company’s disclosure controls and procedures were effective as of the end of the 2007 fiscal year, in light of the Company’s failure to include management’s report on internal control over financial reporting in the Form 10-K.

•	As a result of an internal review after the Company filed Amendment No. 2 to Form 10-K, the Company’s management and board of directors determined that appropriate procedures were not followed to ensure adequate internal review of Amendment No. 2 to Form 10-K before it was filed with the SEC. In addition, that review raised questions about whether the steps previously taken to document and test the Company’s internal control over financial reporting had been sufficient to support a conclusion that such internal control over financial reporting was effective as of the end of 2007.

•	The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 erroneously included a report from management on the effectiveness of internal control over financial reporting as of June 30, 2008, which was not required under the SEC’s rules. Moreover the conclusions therein that the Company’s internal control over financial reporting was effective lacked an adequate basis because management had not actually conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of such date.
Audit Committee Investigation
In October 2008, the audit committee of the Company’s board of directors commenced an independent investigation of the Company’s disclosures relating to internal control over financial reporting and disclosure controls and procedures contained in the Form 10-K, Amendment No. 2 to Form 10-K and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. The investigation was conducted with the assistance of outside legal counsel and was conducted over an approximately ten-week period. The investigative work included, among other things: reviewing hard copy and electronic files obtained from the Company and other sources; and conducting interviews with directors, with present and former members of senior management, with former outside counsel and with a representative of the Company’s independent registered public accounting firm. In connection with its investigation, the members of the audit committee periodically met telephonically with the audit committee’s counsel and the Chairman of the audit committee periodically communicated with the audit committee’s counsel.
The audit committee investigation has now been completed. The key findings of the investigation were that:
•	former management of the Company, and in particular the Company’s former Chief Financial Officer, apparently misunderstood the application of the SEC’s rules relating to management assessment of the effectiveness of internal control over financial reporting to registrants that, like the Company, are neither large accelerated filers nor accelerated filers;

•	as a consequence, the Company’s former management did not complete its evaluation of the Company’s internal control over financial reporting and failed to include the required report on the effectiveness of internal control over financial reporting in the Form 10-K;

•	after the Company received the SEC comment letter that identified the Company’s failure to include the required management report on internal control in the Form 10-K, the Company’s former Chief Financial Officer caused Amendment No. 2 to Form 10-K to be prepared and filed, without involving the Company’s former Chief Executive Officer, the Company’s board of directors, the audit committee of the Company’s board of directors or the Company’s independent registered public accounting firm in the preparation or review of that filing;

•	the conclusions of former management that the Company’s internal control over financial reporting was effective as of December 31, 2007, as disclosed in Amendment No. 2 to Form 10-K, lacked an adequate basis due to the failure of former management to complete the review and testing necessary to fully evaluate the effectiveness of the Company’s internal control over financial reporting; and

•	the statements in Amendment No. 2 to Form 10-K and in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 that management had concluded the Company’s disclosure controls and procedures were effective as of the end of the quarterly periods covered by such reports is not supported in light of the substantive and procedural deficiencies relating to the Form 10-K and Amendment No. 2 to Form 10-K described above.
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
In connection with the audit committee’s investigation, the investigators made certain recommendations for improvements in both the Company’s disclosure controls and procedures and its internal control over financial reporting. The principal recommendations were that the Company:
•	develop a plan for completion of management’s evaluation of the Company’s internal control over financial reporting;

•	make corrective filings amending the Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008;

2

•	to the extent the Company is legally required to do so in light of its recent decision to deregister its common stock under the Exchange Act, implement procedures to remedy the deficiencies in its disclosure controls and procedures; and

•	to the extent such obligations remain relevant in light of the Company’s decision to deregister its common stock under the Exchange Act, institute training for the Company’s financial managers regarding the Company’s reporting obligations under the Exchange Act.
The Company’s management has implemented the recommendations from the audit committee investigation regarding completion of management’s evaluation of internal control over financial reporting and corrective filings amending the Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. In particular, management completed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and, on March 24, 2009, the Company filed Amendment No. 3 to its Annual Report on Form 10-K for the year ended December 31, 2007 which contained disclosures regarding such evaluation, including management’s conclusion that the Company’s internal control over financial reporting was not effective as of December 31, 2007. Moreover, the Company has filed this Amendment, and will file an amendment to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, to disclose management’s conclusions about the effectiveness of the Company’s disclosure controls and procedures as of the end of the periods covered by those reports. As reported in a Current Report on Form 8-K filed by the Company on January 15, 2009, the Company’s Board of Directors has determined to deregister the Company’s stock under the Exchange Act. Because deregistration of the Company’s stock under the Exchange Act would result in the termination of the Company’s reporting obligations under the Exchange Act, the Company will not implement the other recommendations that resulted from the audit committee investigation unless the Company does not complete the deregistration process as anticipated.
During the fourth quarter of 2008, the Company implemented the following changes in its disclosure controls and procedures:
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
Evaluation of Effectiveness of Disclosure Controls and Procedures
Because of the events described above, prior to the filing of this Amendment, management of the Company, including its Chief Executive Officer and Chief Financial Officer, conducted an updated evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by the Original Quarterly Report. Based on the audit committee investigation findings, the determination that the Company’s internal control over financial reporting was not effective as of December 31, 2007, and management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by the Original Quarterly Report.
Internal Controls over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As disclosed in Amendment No. 3 to the Company’s Annual Report on Form 10-K/A filed with the SEC on March 24, 2009, based on an evaluation of our internal control over financial reporting conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, the Company’s management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective due to the existence of several deficiencies that

3

constitute material weaknesses in our internal control over financial reporting. A description of each of the material weaknesses as of December 31, 2007 is included below:
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
During the quarter ended March 31, 2008, we made no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
During the fourth quarter of 2008, the Company implemented the changes to its disclosure controls and procedures described above, which impacted its Financial Disclosure and Procedures Environment:
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

4

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