Form 10-Q/A
period 2008-06-30
LOUD TECHNOLOGIES INC
filed 2009-03-24
CIK 946815

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

Item 4T. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 of LOUD Technologies Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2008 (the “Original Quarterly Report”). On November 6, 2008, the Company filed a Current Report on Form 8-K with the SEC indicating that the Company was in the process of re-evaluating the effectiveness of its internal control over financial reporting and disclosure controls and procedures. This Amendment amends the disclosure in Part I, Item 4T, “Controls and Procedures” of the Original Quarterly Report to modify our disclosure regarding management’s conclusion of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by the Original Quarterly Report. (The Original Quarterly Report included disclosure regarding the effectiveness of internal controls over financial reporting that was not required and has been deleted in its entirety.)
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
Item 4T. Controls and Procedures

Background
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with this Amendment, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an updated evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. In connection with that evaluation, management considered the following matters:
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
The audit committee investigation has now been completed. The key findings of the investigation were that:
•	former management of the Company, and in particular the Company’s former Chief Financial Officer, apparently misunderstood the application of the SEC’s rules relating to management assessment of the effectiveness of internal control over financial reporting to registrants that, like the Company, are neither large accelerated filers nor accelerated filers;

•	as a consequence, the Company’s former management did not complete its evaluation of the Company’s internal control over financial reporting and failed to include the required report on the effectiveness of internal control over financial reporting in the Form 10-K;

•	after the Company received the SEC comment letter that identified the Company’s failure to include the required management report on internal control in the 10-K, the Company’s former Chief Financial Officer caused Amendment No. 2 to Form 10-K to be prepared and filed, without involving the Company’s former Chief Executive Officer, the Company’s board of directors, the audit committee of the Company’s board of directors or the Company’s independent registered public accounting firm in the preparation or review of that filing;

•	the conclusions of former management that the Company’s internal control over financial reporting was effective as of December 31, 2007, as disclosed in Amendment No. 2 to Form 10K, lacked an adequate basis due to the failure of former management to complete the review and testing necessary to fully evaluate the effectiveness of the Company’s internal control over financial reporting; and

•	the statements in Amendment No. 2 to Form 10-K and in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 that management had concluded the Company’s disclosure controls and procedures were effective as of the end of the quarterly periods covered by such reports are not supported in light of the substantive and procedural deficiencies relating to the Form 10-K and Amendment No. 2 to Form 10-K described above.
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

2

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
The Company’s management has implemented the recommendations from the audit committee investigation regarding completion of management’s evaluation of internal control over financial reporting and corrective filings amending the Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. In particular, management completed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and, on March 24, 2009, the Company filed Amendment No. 3 to its Annual Report on Form 10-K for the year ended December 31, 2007 which contained disclosures regarding such evaluation, including management’s conclusion that the Company’s internal control over financial reporting was not effective as of December 31, 2007. Moreover, the Company has filed this Amendment and an amendment to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 to disclose management’s conclusions about the effectiveness of the Company’s disclosure controls and procedures as of the end of the periods covered by those reports. As reported in a Current Report on Form 8-K filed by the Company on January 15, 2009, the Company’s Board of Directors has determined to deregister the Company’s stock under the Exchange Act. Because deregistration of the Company’s stock under the Exchange Act would result in the termination of the Company’s reporting obligations under the Exchange Act, the Company will not implement the other recommendations that resulted from the audit committee investigation unless the Company does not complete the deregistration process as anticipated.
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

3

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
During the quarter ended June 30, 2008, we made no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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