Form 10-Q
period 2008-09-30
LOUD TECHNOLOGIES INC
filed 2009-03-27
CIK 946815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

LOUD TECHNOLOGIES INC.
FORM 10-Q
For the quarter ended September 30, 2008

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share amounts)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,231	$3,589
Accounts receivable, net of allowances of $3,824 and $3,537, respectively	23,849	25,204
Inventories	40,355	56,804
Prepaid expenses and other current assets	4,219	1,915

Total current assets	70,654	87,512
Property, plant and equipment, net	4,598	5,744
Goodwill	4,152	19,726
Other intangible assets, net	23,605	27,975
Deferred financing costs, net	2,514	2,621

Total assets	$105,523	$143,578

Liabilities and Shareholders’ (Deficit)
Current liabilities:
Short-term borrowings	$1,834	$1,318
Accounts payable	16,181	25,830
Accrued liabilities	9,740	11,020
Current deferred tax liabilities	209	299
Taxes payable	290	318

Current portion of long-term debt	3,000	8,000
Long-term debt, classified as current	90,443	—

Total current liabilities	121,697	46,785

Deferred tax liability	5,617	6,152
Long-term debt, excluding current portion	—	92,358
Convertible debt, net of discount	2,110	—

Total liabilities	129,424	145,295

Shareholders’ (deficit):
Preferred stock, no par value. Authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value. Authorized 12,000,000 shares, issued and outstanding 4,858,941 and 4,618,942 shares at September 30, 2008 and December 31, 2007, respectively	42,000	41,810
Additional paid in capital	6,693	—
Accumulated deficit	(70,632)	(43,662)
Accumulated other comprehensive income (loss)	(1,962)	135

Total shareholders’ (deficit)	(23,901)	(1,717)

Total liabilities and shareholders’ (deficit)	$105,523	$143,578

See accompanying notes to condensed consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$46,857	$53,094	$155,986	$154,630
Cost of sales	34,961	37,954	111,163	111,351

Gross profit	11,896	15,140	44,823	43,279
Operating expenses:
Selling, general and administrative	11,759	11,442	35,282	33,975
Research and development	2,777	2,826	8,392	8,457
Restructuring costs	86	158	382	1,712
Impairment of Goodwill	15,510	—	15,510	—
Impairment of Intangibles	1,358	—	1,358	—

Total operating expenses	31,490	14,426	60,924	44,144

Operating income (loss)	(19,594)	714	(16,101)	(865)
Other income (expense):
Interest income	63	—	91	22
Interest expense	(3,410)	(3,052)	(9,649)	(7,660)
Management fee	(172)	(192)	(694)	(677)
Foreign Exchange gain (loss)	(238)	165	(345)	104
Other	16	8	30	(1,986)

Total other expenses	(3,741)	(3,071)	(10,567)	(10,197)

Loss before income taxes	(23,335)	(2,357)	(26,668)	(11,062)
Income tax expense (benefit)	73	(446)	302	(451)

Net loss	$(23,408)	$(1,911)	$(26,970)	$(10,611)

Per share data
Basic and diluted net loss per share	$(4.82)	$(0.39)	$(5.55)	$(2.19)

Shares used in computing basic and diluted net loss per share	4,859	4,859	4,859	4,847

Comprehensive loss:
Net loss	$(23,408)	$(1,911)	$(26,970)	$(10,611)
Foreign currency translation gain (loss)	(2,060)	919	(2,097)	1,006

Comprehensive loss	$(25,468)	$(992)	$(29,067)	$(9,605)

See accompanying notes to condensed consolidated financial statements.

LOUD TECHNOLOGIES INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2008	2007
Operating activities:
Net loss	$(26,970)	$(10,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,974	3,632
Amortization and write-offs of deferred financing costs	444	2,946
Changes in deferred income taxes	(202)	(969)
Write down of intangibles related to sale of distribution business	1,358	—
Write down of inventories related to sale of distribution business	1,749	—
Write down for impairment of goodwill	15,510	—
Gain on asset dispositions	—	(526)
Stock-based compensation	189	229
Non-cash interest expense	1,635	214
Changes in operating assets and liabilities:
Account receivable	1,000	3,319
Inventories	14,247	10,223
Prepaid expenses and other current assets	(2,364)	(130)
Accounts payable, accrued liabilities and payable to former Italian subsidiary	(10,547)	(7,660)
Taxes payable	93	(172)
Other liabilities	—	19

Net cash provided by operating activities	116	514

Investment activities:
Proceeds from sales of property, plant and equipment	—	1,239
Purchases of property, plant and equipment	(1,344)	(1,757)
Acquisition of St. Louis Music, Inc., including transaction fees paid	—	(3,181)
Acquisition of Martin Audio, Ltd., net of cash acquired of $3,696	—	(31,977)

Net cash used in investing activities	(1,344)	(35,676)

Financing activities:
Payments on previous credit facility	—	(41,605)
Payments on long-term debt	(7,250)	(1,214)
Issuance of long-term debt	—	102,000
Proceeds from issuance of convertible debt	7,500	—
Net proceeds (payments) on line of credit and short-term borrowings	516	(14,210)
Net payment on debt and credit facility acquired in acquisition of Martin Audio, Ltd.	—	(3,030)
Financing costs associated with debt issuance	(336)	(2,946)
Net proceeds from stock sales and exercise of stock options and warrants	1	224

Cash provided by financing activities	431	39,219

Effect of exchange rate changes on cash	(561)	(198)

Increase (decrease) in cash and cash equivalents	(1,358)	3,859
Cash at beginning of period	3,589	311

Cash at end of period	$2,231	$4,170

Supplemental disclosure of cash flow information
Cash paid for interest	$7,517	$6,008
Cash paid for income taxes	$533	$817
Accrued acquisition-related expenses	$—	$551
Cash paid for acquisition-related expenses	$—	$1,518
See accompanying notes to condensed consolidated financial statements.

LOUD TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
1. Description of Business
LOUD Technologies Inc. (“LOUD” or the “Company”) was founded in 1988. The Company was incorporated in Washington under the name Mackie Designs Inc., and subsequently changed its name to LOUD Technologies Inc. LOUD is one of the world’s largest dedicated professional audio and music products companies. As the corporate parent for world-recognized brands Alvarez®, Ampeg®, Crate®, EAW®, Mackie®, Martin Audio®, and TAPCO®, LOUD engineers, markets and distributes a wide range of professional audio and musical instrument products worldwide.
Our product lines include sound reinforcement speakers, analog mixers, guitar and bass amplifiers and professional loudspeaker systems. These products can be found in professional and project recording studios, video and broadcast suites, post-production facilities, sound reinforcement applications including churches and nightclubs, retail locations, and on major musical concert tours. The Company distributes its products primarily through retail dealers, mail order outlets and installed sound contractors. The Company has its primary operations in the United States with operations in the United Kingdom, Canada and China.
On April 11, 2007, the company acquired all of the outstanding capital stock of Martin Audio, Ltd. (“Martin Audio”), a UK-based manufacturer of loudspeakers and related equipment. The purchase price was $33.6 million, plus fees of $2.1 million, for a total consideration amount of $35.7 million. Management believes that the acquisition of Martin Audio added another well-known brand to the Company’s portfolio of brands and provided the Company with additional geographic and channel diversification.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LOUD in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and includes the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In management’s opinion, all adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of future financial results.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allocation of purchase costs to the estimated fair value of assets acquired and liabilities assumed, the carrying amount of property and equipment and intangibles; valuation allowances for receivables, inventories, deferred income tax assets and liabilities, goodwill impairment and debt classification. Actual results may differ from those estimates.
Liquidity
The Company is highly leveraged and maintains a senior credit facility that is critical to its liquidity and ongoing operations. The Financing Agreement (as defined in Note 8 (Financing)) relating to this credit facility requires us to maintain financial ratios such as a fixed charge coverage ratio and a consolidated leverage ratio. We are also required to meet certain EBITDA targets and adhere to certain capital expenditure limits. The Financing Agreement also restricts our ability to obtain additional financing, pay dividends, or enter into mergers and acquisitions. From time to time, we have been in breach of certain of the financial covenants in the Financing Agreement and have received forbearances from the lenders, entered into waiver agreements with respect to the defaults and amended the Financing Agreement. For example, we were in default on certain of the financial covenants as of the end of the quarter ended September 30, 2008. In connection with Amendment No. 4 to the Financing Agreement entered into on November 5, 2008, we received a waiver from the lenders for those defaults and amended various covenants. The specific defaults and Amendment No. 4 are more fully described in Note 8 (Financing) and Note 11 (Subsequent Events).
There can be no assurances that we will be in compliance with the terms of the Financing Agreement in future periods. One of our major suppliers of products suspended manufacturing products for us in the fourth quarter of 2008. The adverse impacts of the global economic downturn on our operating performance coupled with the disruption in supplies of products previously manufactured by this supplier is likely to cause us to be out of compliance with certain covenants under the Financing Agreement by the end of the first quarter of 2009 unless the lenders agree to waive such noncompliance or to amend the covenants. While these developments raise substantial doubt about the Company’s ability to continue as a going concern, the Company initiated an ongoing comprehensive supply recovery plan in December, 2008 and has already established two new contract manufacturing relationships, scheduled a $3.1 million investment in tooling, expanded capacity at a company-owned facility, and recovered production on 36 models which represent 35% of the 102 models to be recovered.
If we do breach any covenants under our senior secured credit facility, we intend to seek waivers from the lenders under the Financing Agreement or to negotiate an amendment to the Financing Agreement covenants. However, there is no assurance that the lenders will grant waivers, agree to amend the covenants under the Financing Agreement, allow us to continue borrowing under this credit facility or otherwise agree to restructure our debt. Moreover, it is likely that external sources of financing necessary to restructure our debt or fund our operations would not be available and our controlling shareholder has not provided any assurances that it will provide additional financial support in the future. If we breach the covenants under our Financing Agreement or otherwise default on our debt, the lenders have a variety of remedies against us, including accelerating all amounts outstanding under the credit facility so that such amounts become due immediately and foreclosing on their security interests, which would allow the lenders (or a third party purchaser in a foreclosure sale) to take possession of all of our assets; any of such steps could impede our ability to continue as a going concern. If the supply disruption leads to an event of default under the Financing Agreement that is not cured or waived, and the lenders accelerate the indebtedness outstanding under the Financing Agreement, it is likely that the Company would not have sufficient cash flow from operations or access to other sources of financing necessary to meet its cash requirements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not reflect all adjustments that might result from the outcome of the uncertainties discussed above.
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

Foreign Currency
The financial statements of Martin Audio and UK subsidiaries have been translated into U.S. Dollars. The functional currency of these subsidiaries is the British Pound. During 2008 the Company determined that the functional currency of its UK subsidiary should be its local currency due principally to integration of the operations of these subsidiaries with Martin Audio. All assets and liabilities in the balance sheet of each subsidiary are translated at period-end exchange rates. Net sales, costs and expenses are translated at average rates of exchange prevailing during the period. Translation gains and losses are accumulated in a separate component of shareholder’s equity. Prior to 2008, the UK subsidiary’s functional currency was the U.S. Dollar. Assets and liabilities were recorded in foreign currencies and translated into U.S. Dollars at the exchange rate on the balance sheet date, while net sales, costs and expense and cash flows were translated at average rates of exchange prevailing during the period. Foreign currency transaction gains and losses were included in other income (expense).
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has recorded a valuation allowance due to the uncertainty surrounding the ultimate realization of such assets. Management evaluates, on a periodic basis, the recoverability of the deferred tax assets and the amount of the valuation allowance. At such time as it is determined that it is more likely than not the deferred tax assets are realizable, the valuation allowance would be reduced.
The Company has recorded a deferred tax liability related to goodwill associated with certain acquisitions which is being amortized for tax purposes, but not for book purposes. As goodwill has an indeterminable life, the Company cannot reasonably estimate the amount, if any, of deferred tax liabilities related to goodwill which will reverse during the net operating loss carry forward period. Accordingly, the Company increases the valuation allowance with a corresponding deferred tax provision as the deferred tax liability related to goodwill increases due to continued amortization of goodwill for tax purposes. The goodwill recorded for Martin Audio, which was impaired during the third quarter of 2008 (See Note 7), is not deductible goodwill for tax purposes. As such, the impairment does not affect the calculation of income tax expense.
The Company has also recorded a deferred tax liability for the intangible assets associated with the acquisition of Martin Audio. No tax basis was created in the accounting for the intangibles of this acquisition, creating a deferred tax liability which decreases over time as book amortization is recognized. The deferred tax liability is in a foreign jurisdiction in which the Company is in a net liability position, and therefore, the Company does not offset the liability against deferred tax assets in the United States.
On January 1, 2007, the Company adopted the provision of Financial Standards Accounting Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB 109” (“FIN 48”). As of each of September 30, 2008 and December 31, 2007, the Company had $1.5 million of unrecognized tax benefits. In accordance with FIN 48, the Company elected to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of each of September 30, 2008 and December 31, 2007, the Company had approximately $0.4 million of accrued interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax position. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2007	$1,513
Decreases related to prior year tax positions	(84)
Increases related to current year tax positions	90

Balance at September 30, 2008	$1,519

Concentration of Credit and Supply Risk
We sell products on a worldwide basis and a significant portion of our accounts receivable are due from customers outside of the United States. Where we are exposed to material credit risk, at times we require letters of credit or advance payments. No customers from any individual country outside of the United States accounted for more than 10% of net sales from continuing operations in any of the periods presented. Sales to United States customers are generally on open credit terms. In the United States, we primarily sell our products through certain resellers and experience individually significant annual sales volumes with major resellers. For the three-month periods ended September 30, 2008 and 2007, the Company had sales to one customer of $4.6 million and $7.4 million, or 9.9% and 13.9%, respectively of consolidated net sales. For the nine-month periods ended September 30, 2008 and 2007, the Company had sales to the same customer of $20.0 million and $25.7 million, or 12.9% and 16.6%, respectively.
Substantially all of our products are manufactured exclusively by contract manufacturers on our behalf. Two contract manufacturers produced products that accounted for greater than 10% of the Company’s net sales for the three and nine month periods ended September 30, 2008 and 2007. For the three month periods ended September 30, 2008 and 2007, net sales of products manufactured by one manufacturer were $18.1 million and $14.8 million, or 38.6% and 27.9% of net sales, respectively, while net sales of products manufactured by another manufacturer were $11.4 million and $6.6 million, or 24.3% and 12.4% of consolidated net sales, respectively. For the nine-month periods ended September 30, 2008 and 2007, net sales of products manufactured by one manufacturer were $69.1 million and $57.6 million, or 44.3% or 37.2% of net sales, respectively, while net sales of products manufactured by another manufacturer were $31.2 million and $19.1 million, or 20.0% and 12.4% of consolidated net sales, respectively. For more information, see Part II, Item 1A “Risk Factors — Our operating performance will be adversely affected by difficulties we are experiencing with a major contract supplier”.
As of September 30, 2008, the Company had 500 employees of which approximately 23 were members of an organized labor union.
Stock Based Compensation
The Company recorded stock- based compensation expense for the relevant period as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Cost of sales	$0	$1	$0	$5
Selling, general and administrative	47	61	182	214
Research and development	2	3	7	10

Total stock-based compensation	$49	$65	$189	$229

During the third quarter of 2008, the Company granted options to purchase 40,000 shares at an exercise price of $4.61 per share pursuant to the Mackie Designs Inc. 2003 Stock Option Plan. The expected life for each award granted is calculated using the simplified method as described in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). Expected volatility is based on the historical volatility of LOUD common stock. The risk free interest rate is based on the constant maturity U.S. Treasury rate with a remaining term equal to the expected life. Compensation expense recorded includes estimates of the ultimate number of options that are expected to vest.
Recently Adopted Accounting Principles
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

Effective January 1, 2008 the Company adopted SFAS 157 for our financial assets and liabilities. In accordance with the provisions of FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, we elected to defer implementation of SFAS 157 related to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are currently reviewing this provision of SFAS 157 to determine the impact on our non-financial assets and non-financial liabilities that are recognized or disclosed at fair value on a nonrecurring basis.
The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on our financial results for the nine months ended September 30, 2008. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The levels of the hierarchy are described below:
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
The following table presents our financial assets that have been measured at fair value as of September 30, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Balance as of September 30, 2008
	Level I	Level II	Level III
Short-term investment	$76	$—	$—
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company adopted Statement No. 159, effective January 1, 2008, and did not elect the fair value option to measure certain financial instruments; consequently, Statement No. 159 has not had a material impact on the Company’s financial condition and results of operations.
New Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission (the “SEC”) approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material impact on its Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal periods beginning after Nov. 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for periods beginning after December 15, 2008. The Company is still assessing the full impact of this standard on its future Consolidated Financial Statements.

3. Net Loss Per Share
Basic and diluted net loss per common share is computed on the basis of the weighted average number of common shares outstanding for the period. Diluted net income per common share would be computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute income per share consist of outstanding stock options and convertible debt.
As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. Stock options to purchase 357,181 and 376,000 shares in 2008 and 2007, respectively, were excluded from the calculation of diluted per share amounts because they are anti-dilutive. The option strike prices were all greater than the stock price for both the three- and nine- month periods ended September 30, 2008 and 2007. In addition, shares issuable upon conversion of convertible debt have been excluded from the calculation of diluted loss per share because they are anti-dilutive.
4. Restructuring Costs
During 2007, management implemented a restructuring plan primarily consisting of the consolidation of our LOUD UK operations and a shift of our domestic manufacturing to overseas contract manufacturers. During the nine-month period ended September 30, 2008 we incurred approximately $382,000 of restructuring costs primarily representing employee severance and related costs for 13 terminated employees. We had $386,000 of these restructuring amounts remaining in accrued liabilities at September 30, 2008. The restructuring liability is summarized as follows (in thousands):

Balance at December 31, 2007	$462
New charges	382
Cash payments	(458)

Balance at September 30, 2008	$386

In addition see Note 11 — (Subsequent Events).
5. Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Raw materials	$3,880	$7,580
Work in process	79	65
Finished goods	36,396	49,159

	$40,355	$56,804

The Company wrote down inventories by approximately $1.7 million during the three-month period ended September 30, 2008 in connection with the November 2008 sale of its distribution business discussed in Note 11 (Subsequent Events).
6. Other Intangible Assets
Intangible assets consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net

Customer and distributor relationships	$12,282	$1,553	$10,729
Trademark	11,040	1,665	9,375
Developed technology	6,038	2,549	3,489
Non-compete agreement	45	33	12

Total intangible assets, September 30, 2008	$29,405	$5,800	$23,605

Total intangible assets, December 31, 2007	$32,785	$4,810	$27,975

The following table represents the write down of intangibles due to the sale of the distribution business:

	Gross	Accumulated
	Amount	Amortization	Net

Customer and distributor relationships	$612	$146	$466
Trademark	1,070	192	878
Developed technology	50	36	14

Total write-off of intangible assets, September 30, 2008	$1,732	$374	$1,358

7. Goodwill
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142. In accordance with SFAS No. 142, we allocate goodwill to our reporting units.
Changes in goodwill are as follows (in thousands):

Balance, December 31, 2007	$19,726
Impairment of goodwill	(15,510)
Effects of foreign currency translation	(64)

Balance, September 30, 2008	$4,152

In accordance with SFAS No. 142, the Company applies a fair value based impairment test to the net book value of goodwill on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the fair value of goodwill is less than its carrying value.
Based on numerous factors which arose in the current quarter, including but not limited to deteriorating economic conditions and related challenges in the markets and industry in which we compete, the Company’s recent performance relative to historical operating results, projected future operating results, and troubles with a major supplier, we performed goodwill impairment testing for the quarter ended September 30, 2008.
For the purpose of this analysis, our estimates of fair value are based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach. As of the date of this filing, the Company has not completed this analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we have recorded a non-cash goodwill impairment charge of approximately $15.5 million, representing our best estimate of the impairment loss during the third quarter of 2008.
We expect to finalize our goodwill impairment analysis during preparation of financial statements for the fourth quarter of 2008. There could be adjustments to the goodwill impairment charge when the goodwill impairment test is completed. Any adjustments to the Company’s preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the year ended December 31, 2008.
8. Financing
On March 6, 2008 we entered into a third amendment (“Amendment No. 3”) to the Company’s financing agreement dated March 30, 2007, as previously amended, by and among Martin Holding Limited (formerly known as Grace Acquisitionco Limited), certain subsidiaries of LOUD, the lenders party from time to time thereto, Ableco Finance LLC and GMAC Commercial Finance LLC (the “Financing Agreement”). Amendment No. 3 modified certain definitions used in the Financing Agreement and required us to reduce the balance outstanding under the Financing Agreement by $7.5 million.

Amendment No. 3 modified the definition of “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to change the calculations pursuant to these terms, as well as other terms used in the Financing Agreement.
On November 5, 2008, we entered into a fourth amendment to the Financing Agreement (“Amendment No. 4”). Under Amendment No. 4, a new $5.0 million term loan (“Term Loan D”) was provided to the Company. A 100% participation interest in Term Loan D was purchased by an affiliate of Sun Mackie, LLC, the controlling shareholder of the Company (“Sun Mackie”). Amendment No. 4 also provided that the Collateral Agent, the Administrative Agent and the lenders waive compliance with certain financial covenants set forth in the Financing Agreement, specifically, (a) the consolidated leverage ratio, the fixed charge coverage ratio and the EBITDA covenants (collectively the “Designated Financial Covenants”) and any Default and Event of Default that may have arisen prior to, or that existed on the effective date of the amendment as a result of any failure to comply with the Designated Financial Covenants for the fiscal quarter ending September 30, 2008. See (b) “Long-term debt” below and Note 11 (Subsequent Events) for further information regarding Term Loan D and these amendments.
Our senior credit facility generally accrues interest based on variable short-term interest rates. Increases in the prime rate or LIBOR would increase our interest expense, which would adversely affect our profitability and cash flows.
(a) Short-term borrowings
As part of its senior credit facility, the Company has a line of credit under which it can borrow up to $10.0 million, subject to certain restrictions, including available borrowing capacity. At September 30, 2008, the line of credit had an outstanding balance of approximately $1.8 million with the ability to borrow up to an additional $8.2 million. Interest is due quarterly and is based on JP Morgan Chase Bank’s prime rate plus 0.5% or LIBOR plus 3.0%. If we were to breach our covenants or otherwise default on our obligations under the Financing Agreement governing this facility (which includes clauses that can cause a default based on a material adverse change to our business or otherwise subjectively accelerate the due date of our debt), we may be unable to borrow additional amounts under the line of credit. See Liquidity discussion in Note 2.
(b) Long-term debt
At September 30, 2008 and December 31, 2007, the Company’s long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007

Ableco Term Loan A	$17,703	$19,203
Ableco US Term Loan B	34,333	39,333
Ableco UK Term Loan B	28,750	29,500
Ableco Term Loan C	12,657	12,322

	93,443	100,358
Convertible debt, net of discount	2,110	—

	95,553	100,358
Less: current portion of long-term debt	(3,000)	(8,000)
Less: long-term debt portion classified as current	(90,443)	—

Long-term debt	$2,110	$92,358

In accordance with Emerging Issues Task Force Issue No. 86-30 (“EITF 86-30”) “Classification of Obligations When a Violation Is Waived by the Creditor”, at September 30, 2008, the Company has reclassified outstanding debt under the Financing Agreement as current in the accompanying condensed consolidated financial statements.
The $93.4 million term loans under the $112 million senior secured credit facility require the Company to make quarterly principal payments. As of September 30, 2008, the interest rates applicable under the term loans under the Financing Agreement were as follows: (a) Term Loan A bears interest at the JP Morgan Chase Bank’s prime rate plus 0.85% or LIBOR plus 3.35%, (b) Term Loans B bear interest at the JP Morgan Chase Bank’s reference rate, base rate or prime rate plus 3.25% or LIBOR plus 5.50%, and (c) Term Loan C bears interest at the JP Morgan Chase Bank’s reference rate, base rate or prime rate plus 4.5% or LIBOR plus 7.0%. In addition, Term Loan C bears additional paid in kind interest of 3.5%, added to the principal balance of Term Loan C on a monthly basis. Interest is due quarterly on each term loan. The $112 million senior credit facility is secured by substantially all of the assets of the Company and its subsidiaries. See Note 11 (Subsequent Events) regarding Amendment No. 4.

Pursuant to Amendment No. 4 to the Financing Agreement, the interest rates applicable to the existing term loans provided under the Financing Agreement increased from and after the date of Amendment No.4 to the following rates: (a) Term Loan A bears interest at the JP Morgan Chase Bank’s reference rate, base rate or prime rate plus 1.10% or LIBOR plus 3.6%, (b) Term Loans B bear interest at the JP Morgan Chase Bank’s reference rate, base rate or prime rate plus 4.25% or LIBOR plus 6.5%, and (c) Term Loan C bears paid in kind interest of 5.5% per annum in addition to the current cash interest due. An affiliate of Sun Mackie, LLC holds a participation of approximately 75% in Term Loan C.
On March 18, 2008, the Company issued to our controlling shareholder, Sun Mackie LLC, a $7.5 million Convertible Senior Subordinated Secured Promissory Note due 2012 (the “Note”) that is secured by all of the assets of the Company now owned and thereafter acquired. The Note bears interest at a rate of 15.25% per annum, payable in kind until maturity, and is convertible into common stock stated at a conversion price of $5.00 but is adjusted upon the occurance of certain events. We paid Sun Mackie a fee of $150,000 upon issuance of the Note.
The Company applied the guidance of Emerging Issue Task Force (“EITF”) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingent Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue No. 98-5 Certain Convertible Instruments” and concluded that the convertible debt included a beneficial conversion feature, which was valued at $6.7 million using the fair value of the stock at the commitment date and the stated conversion rate. This amount was determined by multiplying the shares to be issued upon conversion times the intrinsic value per share. The number of shares to be issued upon conversion was calculated by adding the proceeds of $7.5 million plus the unpaid accrued interest at maturity and dividing this sum by the stated conversion price of $5.00. The intrinsic value per share is the difference between the $7.35 fair-value of the stock at commitment date less the stated conversion price. The beneficial conversion feature was recorded as a debt discount, credited to additional paid in capital, and is being amortized to interest expense over the term of the Note using the effective interest method. As a result of options granted at an exercise price of $4.61 per share during the third quarter of 2008, the conversion price was reset at an amount of $4.96 per share.
Pursuant to the terms of the Convertible Senior Subordinated Secured Promissory Note, the Company must maintain compliance with certain restrictive covenants, including but not limited to cross-covenants with the Company’s Senior Subordinated debt and timely filings with the Securities and Exchange Commission. As of September 30, 2008, the Company had not incurred an “event of default” because the holder of the notes had not provided written notice to the Company of any such default.
The following table summarizes the activity related to the Company’s convertible debt issued in March 2008:

Face value of convertible debt(s)	$7,500
Less: unamortized debt discounts	(6,017)
Add: accreted interest	627

Total carrying value, net of debt discount September 30, 2008	$2,110

The debt issuance costs associated with the financing are recorded as a long-term asset and are being amortized over the term of the debt to interest expense using the effective interest method. The debt issuance costs include cash costs of $336,000 for legal and Sun Mackie related fees.
9. Guarantees
In the ordinary course of business, except for standard indemnification and warranty provisions that give rise only to the disclosure requirements prescribed by FIN No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Company is not subject to any significant obligations under guarantees that fall within the scope of FIN 45.
Indemnification and warranty provisions contained within the Company’s sales agreements are generally consistent with those prevalent in its industry. The duration of product warranties is generally one to five years following delivery of products, with the exception of the Company’s Alvarez Yairi guitars, which have a limited lifetime warranty.

The warranty liability, which is included in accrued liabilities, is summarized as follows (in thousands):

	2008	2007
Balance at December 31, 2007 and 2006	$1,065	$1,160
Acquisition of Martin Audio		46
Charged to cost of sales	1,456	1,586
Applied to liability	(1,426)	(1,733)
Foreign currency adjustment	(6)	2

Balance at September 30, 2008 and 2007	$1,089	$1,061

10. Commitments and Contingencies
We are involved in various legal proceedings and claims that arise in the ordinary course of business. We believe that the ultimate resolution of these proceedings will not have a material effect on our financial position, liquidity or results of operations.
In the normal course of business the Company has entered into numerous purchase commitments from suppliers, including its contract manufacturers, which range between $20 million and $35 million.
11. Subsequent Events
On October 21, 2008 the Company filed a Current Report on Form 8-K which disclosed that the Company intended to amend the disclosure relating to management’s report on the effectiveness of internal control over financial reporting contained in Amendment No. 2 (“Amendment No. 2”) to its Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”). Amendment No. 2 had been filed on July 25, 2008 in response to a comment letter from the Staff of the Securities and Exchange Commission noting, among other things, that the Company failed to include in its Form 10-K the Item 9A management report on internal control over financial reporting. On March 24, 2009, the Company filed Amendment No. 3 to the Form 10-K which amended the disclosure contained in Amendment No. 2 relating to the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures. Amendment No. 3 to the Form 10-K included management’s conclusion that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2007. For additional information see Part I, Item 4T “Controls and Procedures”.
On November 6, 2008, the Company filed a Current Report on Form 8-K which disclosed that the Company intended to amend the disclosure in Item 4 and Item 4T of its Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2008, and June 30, 2008. On March 24, 2009, the Company filed an amendment to the Form 10-Q for the quarter ended March 31, 2008 which amended the disclosure therein in Item 4 relating to the effectiveness of the Company’s disclosure controls and procedures and an amendment to the Form 10-Q for the quarter ended June 30, 2008 which amended the disclosure therein in Item 4 relating to the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting (the “Form 10-Q/As”). The Form 10-Q/A’s included management’s conclusion that the Company’s disclosure controls and procedures were not effective as of the end of the periods covered by the Form 10-Q’s. For additional information see Part I, Item 4T “Controls and Procedures”.
On November 6, 2008, the Company filed a Current Report on Form 8-K announcing a reorganization of its marketing, sales and engineering functions. The reorganization was approved by the Board of Directors on the same day. Under the new organization, product strategy, development and marketing for the company’s MI Brands and Pro business will be managed by separate, dedicated product management teams, while marketing communications for all LOUD brands will be consolidated and managed by a shared marketing support team. The Company’s worldwide engineering resources will be scaled accordingly to support a more focused product development schedule. LOUD will also move North American sales for its current captive sales force to a group of independent sales representation firms and consolidate portions of its international sales force. The reorganization is being implemented in response to the Company’s strategic review. The Company’s strategic review determined that the current economic environment did not provide the potential to deliver an acceptable long-term return on investment under the Company’s then-existing structure and that the Company’s remaining resources would be better spent addressing market needs and revenue opportunities in the musical instrument and pro audio equipment industry with a more focused development schedule.

The restructuring generated a net reduction of approximately 90 employees, or approximately 18% of the regular full-time staff, and was implemented by the end of 2008. The Company undertook the reduction in workforce in order to conserve cash and align its workforce within its anticipated staffing needs in light of its strategic refocusing of its development programs. The Company expects to incur charges relating to the restructuring plan of approximately $2.0 million, of which approximately $1.5 million relates to one-time termination benefits. These charges will result in cash expenditures, of which the Company expects $1.0 million will be incurred in the fourth quarter of 2008 and the remainder will be incurred during 2009. The above estimated costs and charges are preliminary and may vary materially based on various factors, including the timing and success of the Company’s reduction in workforce, the reorganization of its marketing, sales and engineering functions, and changes in management’s assumptions and projections.
On November 6, 2008, the Company filed a Current Report on Form 8-K announcing it had entered into Amendment No. 4 to its financing agreement dated March 30, 2007. Under Amendment No. 4, a new $5.0 million term loan (“Term Loan D”) was provided to LOUD. The proceeds of the Term Loan D are required to be used to repay a portion of the revolving loan under the Financing Agreement, pay fees and costs associated with the Amendment, and fund working capital to the extent there are no outstanding revolver loans on the effective date of the Amendment. A 100% participation interest in Term Loan D was purchased by an affiliate of Sun Mackie. Term Loan D bears interest at a per annum rate of 15.0% to be paid-in-kind by being added to the principal balance of Term Loan D on a monthly basis on the first day of each month after the effective date of the Amendment. The maturity date of Term Loan D is March 30, 2012, at which time all principal and all accrued and unpaid interest are payable in cash. LOUD has paid an amendment fee to the Administrative Agent of $250,000 at closing, and to Sun Capital Partners Management, LLC, an affiliate of Sun Mackie, an amendment fee of $250,000, which amount is due and payable in accordance with the following schedule: (i) $62,500 upon entry into the Amendment, (ii) $62,500 on December 31, 2008, (iii) $62,500 on March 31, 2009 and (iv) $62,500 on June 30, 2009. Term Loan D is subject to the same terms and certain events and defaults as term loans covered by the Financing Agreement.
Amendment No. 4 also provided that the Collateral Agent, the Administrative Agent and the lenders waive compliance with certain financial covenants set forth in the Financing Agreement, specifically, (a) (the consolidated leverage ratio, (the fixed charge coverage ratio -(the EBITDA covenants) (collectively the “Designated Financial Covenants”) and any Default and Event of Default that may have arisen prior to, or existed on the effective date of the amendment as a result of any failure to comply with the Designated Financial Covenants for the fiscal quarter ending September 30, 2008. In addition, the lenders reset the calculation to begin effective the beginning of the fourth quarter 2008 of designated financial covenants.
Pursuant to Amendment No. 4 to the Financing Agreement, the interest rates applicable to the existing term loans provided under the Financing Agreement will increase from and after the date of Amendment No.4 to the following rates: (a) Term Loan A bears interest at the JP Morgan Chase Bank’s reference rate, base rate or prime rate plus 1.10% or LIBOR plus 3.6%, (b) Term Loans B bear interest at the JP Morgan Chase Bank’s reference rate, base rate or prime rate plus 4.25% or LIBOR plus 6.5%, and (c) Term Loan C bears paid in kind interest of 5.5% per annum, in addition to the cash interest currently payable. An affiliate of Sun Mackie, LLC holds a participation of approximately 75% in Term Loan C.
On November 6, 2008, the Company filed a Current Report on Form 8-K announcing that the Board of Directors received a proposal from Sun Mackie to acquire all of the outstanding shares of common stock of the Company not held by Sun Mackie for a price of $1.45 in cash per share. The Board of Directors appointed a Special Committee of independent directors to consider and evaluate the proposal. The Special Committee retained independent financial advisors and legal counsel to assist in its work. On January 15, 2009, the Company filed a Current Report on Form 8-K announcing that the Company and Sun Mackie determined they are unable to complete the proposed going private transaction. In the same Form 8-K, the Company disclosed the determination by the Company’s Board of Directors to cause the delisting of the Company’s common stock from the NASDAQ Stock Market LLC (the “NASDAQ”) and to terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
On November 14, 2008, the Company announced the sale of its SLM Marketplace catalog and accessories distribution business and proprietary St. Louis Stage Gear brand, along with the Austin guitar and Knilling Instruments brands, for approximately $1.9 million. As of September 30, 2008, as a result of the sale the Company reduced associated inventories to net realizable value of approximately $1.7 million, and wrote off intangible assets of approximately $1.4 million, associated with the brands.

On December 17, 2008, the Company filed a Current Report on Form 8-K announcing a disruption in the supply of the Company’s products that resulted in a backlog of orders. The Company learned recently that the supplier had ceased manufacturing products for the Company due to financial difficulties the supplier is experiencing. The supplier had been producing products for the Company under contract since December 2000. Products produced by this supplier represented approximately 39.5% of the Company’s net sales in the year ended December 31, 2007, and approximately 46.7% of the Company’s net sales in the six month period ended June 30, 2008. For additional information, see Part II, Item 1A “Risk Factors — Our operating performance will be adversely affected by difficulties we are experiencing with a major contract supplier”.
On January 7, 2009 the Company completed an additional reorganization of its administration and operational support functions. The restructuring generated a net reduction of 40 employees, or approximately 8% of the regular full-time staff. The Company undertook the reduction in workforce in order to conserve cash and align its workforce within its anticipated staffing needs.
On February 2, 2009, the Company filed a Current Report on Form 8-K describing the results of an independent investigation by the audit committee, the Company’s plans relating to the completion and filing of corrective amendments to the Form 10-K and Form 10-Qs referred to in the first paragraph of this Note 11, and an update regarding its plans to delist its common stock from the NASDAQ and deregister its common stock under the Exchange Act.
On February 26, 2009, the Company filed a Current Report on Form 8-K disclosing that it had received a staff determination letter from the NASDAQ indicating that the Company’s common stock would be delisted on March 3, 2009 due to the Company’s failure to timely submit an acceptable plan to regain compliance with NASDAQ Marketplace Rule 4310(c)(14) related to its failure to file a quarterly report on Form 10-Q for the period ended September 30, 2008 by the prescribed due date. On March 3, 2009, the Company’s common stock was delisted from the NASDAQ.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements relating to LOUD Technologies Inc. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. The words “believe,” “expect,” “intend,” “anticipate,” “will,” “may,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements due to various uncertainties.
The principal factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section entitled “Risk Factors” in Part 1 — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that disclose and describe the risks and factors that may affect our business, prospects and results of operations.
You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of future results including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.
Overview
LOUD Technologies Inc. was founded in 1988 and incorporated in Washington under the name Mackie Designs Inc., and subsequently changed its name to LOUD Technologies Inc. LOUD is one of the world’s largest dedicated pro audio and music products companies. As the corporate parent for world-recognized brands Alvarez®, Ampeg®, Crate®, EAW®, Mackie®, Martin Audio®, and Tapco®, LOUD engineers, markets and distributes a wide range of professional audio and musical instrument products worldwide.
Our product lines include sound reinforcement speakers, analog mixers, guitar and bass amplifiers and professional loudspeaker systems. These products can be found in professional and project recording studios, video and broadcast suites, post-production facilities, sound reinforcement applications including churches and nightclubs, retail locations, and on major musical concert tours. We distribute our products primarily through retail dealers, mail order outlets and installed sound contractors. We have our primary operations in the United States with operations in the United Kingdom, Canada, China and Japan.
The Company has the following registered trademarks, “MACKIE,” the running man figure, “TAPCO,” “EAW,” “Alvarez”, “Ampeg”, “Crate”, and “Martin Audio”. To the extent our trademarks are unregistered; we are unaware of any conflicts with trademarks owned by third parties. This document also contains names and marks of other companies, and we claim no rights in the trademarks, service marks and trade names of entities other than those in which we have a financial interest or licensing right.
The Company is highly leveraged and maintains a senior credit facility that is critical to its liquidity, growth and ongoing operations. The Financing Agreement (as defined in Note 8 (Financing) to the financial statements included elsewhere in this report) relating to this credit facility requires us to maintain financial ratios such as a fixed charge coverage ratio and a consolidated leverage ratio. We are also required to meet certain EBITDA targets and adhere to certain capital expenditure limits. The Financing Agreement also restricts our ability to obtain additional financing, pay dividends, or enter into mergers and acquisitions. From time to time, we have been in breach of certain of the financial covenants in the Financing Agreement and have received forbearances from the lenders, entered into waiver agreements with respect to the defaults and amended the Financing Agreement. For example, we were in default on certain of the financial covenants as of the end of the quarter ended September 30, 2008. In connection with Amendment No. 4 to the Financing Agreement entered into on November 5, 2008, we received a waiver from the lenders for those defaults and amended various covenants. The specific defaults and the Amendment are more fully described in Note 8 (Financing) and Note 11 (Subsequent Events) to the financial statements included elsewhere in this report.
There can be no assurances that we will be in compliance with the terms of the Financing Agreement in future periods. As discussed in Part II, Item 1A “Risk Factors — Our operating performance will be adversely affected by difficulties we are experiencing with a major contract supplier”. One of our major suppliers suspended manufacturing products for us in the fourth quarter of 2008. The adverse impacts of the global economic downturn on our operating performance coupled with the disruption in supplies of products previously manufactured by this supplier is likely to cause us to be out of compliance with certain covenants under the Financing Agreement by the end of the first quarter of 2009 unless the lenders agree to waive such noncompliance or to amend the covenants. While these developments raise substantial doubt about the Company’s ability to continue as a going concern, the Company initiated an ongoing comprehensive supply recovery plan in December, 2008 and has already established two new contract manufacturing relationships, scheduled a $3.1 million investment in tooling, expanded capacity at a company-owned facility, and recovered production on 36 models which represent 35% of the 102 models to be recovered.
If we do breach the covenants under the Financing Agreement relating to our senior secured credit facility, we intend to seek waivers from the lenders under the Financing Agreement or to negotiate an amendment to the Financing Agreement covenants. However, there is no assurance that the lenders would grant waivers, agree to amend the covenants under the Financing Agreement, allow us to continue borrowing under this credit facility or otherwise agree to restructure our debt or that we would be able to obtain other financing. Moreover, it is likely that external sources of financing necessary to restructure our debt would not be available and our controlling shareholder has not provided any assurances that it will provide additional financial support in the future. If we breach the covenants under our Financing Agreement or otherwise default on our debt, the lenders have a variety of remedies against us, including accelerating all amounts outstanding under the credit facility so that such amounts come due immediately and foreclosing on their security interests, which would allow the lenders (or a third party purchaser in a foreclosure sale) to take possession of all of our assets; any of such steps could impede our ability to continue as a going concern. If the supply disruption leads to an event of default under the Financing Agreement that is not cured or waived, and the lenders accelerate the indebtedness outstanding under the Financing Agreement, it is likely that the Company would not have sufficient cash flow from operations or access to other sources of financing necessary to meet its cash requirements.
Critical Accounting Policies and Judgments
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
We believe there have been no additional significant changes in our critical accounting policies during the nine months ended September 30, 2008 from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows.
The Company reviews goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing for potential impairment of goodwill, we estimate the fair value of our businesses to which goodwill relates and determine the carrying value (book value) of the assets and liabilities related to those businesses. The first step in the goodwill impairment analysis is to determine if the estimated fair value is less than the carrying value of each reporting unit. If the estimated fair value is less than the carrying value for that particular reporting unit, then we are required to perform a second step in the goodwill impairment analysis to estimate the fair value of all identifiable assets and liabilities of the reporting unit, in a manner similar to a purchase price allocation for an acquired business to determine the estimated fair value of goodwill. The amount of any goodwill impairment is determined through this process.
The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis. In determining the carrying value of the reporting units, we had to apply judgment to allocate the assets and liabilities.

In estimating the fair value of the reporting units with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these reporting units. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units over their remaining useful lives.
Based on numerous factors which arose in the current quarter, including but not limited to deteriorating economic conditions and related challenges in the markets and industry in which we compete, the Company’s recent performance relative to historical operating results, projected future operating results, and troubles with a major supplier, we performed goodwill impairment testing for the quarter ended September 30, 2008.
For the purpose of this analysis, our estimates of fair value are based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach. As of the date of this filing, the Company has not completed this analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we have recorded a non-cash goodwill impairment charge of approximately $15.5 million, representing our best estimate of the impairment loss during the third quarter of 2008.
We expect to finalize our goodwill impairment analysis during preparation of financial statements for the fourth quarter of 2008. There could be adjustments to the goodwill impairment charge when the goodwill impairment test is completed. Any adjustments to the Company’s preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the year ended December 31, 2008.
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and SEC regulations for interim financial statements. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including revenue recognition, the allowance for doubtful accounts, inventory valuation, intangible assets, income taxes and general business contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations (in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$46,857	$53,094	$155,986	$154,630
Gross profit	11,896	15,140	44,823	43,279

Selling, general and administrative	11,759	11,442	35,282	33,975
Research and development	2,777	2,826	8,392	8,457
Restructuring costs	86	158	382	1,712
Impairment of goodwill	15,510	—	15,510	—

Impairment of intangibles	1,358	—	1,358	—

Total operating expenses	$31,490	$14,426	$60,924	$44,144
Operating income (loss)	(19,594)	714	(16,101)	(865)
Interest and other expense	(3,741)	(3,071)	(10,567)	(10,197)
Provision for income taxes	73	(446)	302	(451)

Net income (loss)	$(23,408)	$(1,911)	$(26,970)	$(10,611)

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Net Loss
Results of operations for the three months ended September 30, 2008, showed a net loss of approximately $23.4 million, an increase of $21.5 million from a net loss of $1.9 million for the comparable period in 2007. Operating loss for the three months ended September 30, 2008 was $19.6 million compared to operating income of $0.7 million in the comparable period in 2007. The increase in net loss and operating loss is primarily due to a slower retail summer in 2008 that had fewer than normal customers entering into the musical instrument retail establishments, the continued challenge in delivering products to our customers due to supply chain constraints, and the write down of inventories and intangibles associated with the sale of the distribution business as described in Note 11 (Subsequent Events) to the financial statements included elsewhere in this report. In addition, the net loss was impacted significantly by the impairment of goodwill which arose in the current quarter, due to deteriorating economic conditions, related challenges in the markets and industry in which we compete, the Company’s recent performance relative to historical operating results, projected future operating results, and troubles with a major supplier.
Net Sales
Net sales decreased by 11.7% to $46.9 million during the three months ended September 30, 2008 from $53.1 million in the comparable period in 2007. The decrease is primarily due to a slower retail summer in 2008 that had fewer than normal customers entering into the musical instrument retail establishments and the continued challenge in delivering products to our customers due to supply chain constraints. Due to deteriorating economic conditions as described in Part II, Item 1A “Risk Factors — Our operating performance, financial condition and liquidity may be adversely impacted by deteriorating economic conditions”, net sales in the fourth quarter of 2008 declined significantly compared to net sales in the quarter ended September 30, 2008, and the Company expects that net sales for 2009 will continue to be adversely impacted by this factor and by the supply chain disruption described in Part II, Item 1A “Risk Factors — Our operating performance will be adversely affected by difficulties we are experiencing with a major contract supplier”.
Gross Profit
Gross profit dollars decreased to $11.9 million, or 25.4% of net sales, in the three months ended September 30, 2008 compared to $15.1 million, or 28.5% of net sales, in the three months ended September 30, 2007. The decrease in gross profit percentage for 2008 primarily resulted from supply chain constraints, the declining economic environment, and the write down of approximately $1.7 million in inventory associated with the sale of the distribution business, slightly offset by the positive effects of a better mix of product sales.
Selling, General and Administrative
Selling, general and administrative expenses were relatively unchanged, increasing by $0.4 million to $11.8 million in the three months ended September 30, 2008 from $11.4 million in the comparable period in 2007.
Research and Development
Research and development expenses were $2.8 million in both the three months ended September 30, 2008 and the three months ended September 30, 2007.
Restructuring Costs
We incurred approximately $86,000 in restructuring costs during the three month period ended September 30, 2008, primarily attributed to employee severance and related costs for 13 terminated employees. In the comparable period in 2007, we incurred approximately $158,000 in restructuring costs, primarily related to the closure of our inside sales group in St. Louis.
On November 6, 2008, the Company filed a Current Report on Form 8-K announcing a reorganization of its marketing, sales and engineering functions. The reorganization was approved by the Board of Directors on the same day. Under the new organization, product strategy, development and marketing for the company’s MI Brands and Pro business will be managed by separate, dedicated product management teams, while marketing communications for all LOUD brands will be consolidated and managed by a shared marketing support team. The Company’s worldwide engineering resources will be scaled accordingly to support a more focused product development schedule. LOUD will also move North American sales for its current captive sales force to a group of independent sales representation firms and consolidate portions of its international sales force. The reorganization is being implemented in response to the Company’s strategic review. The Company’s strategic review determined that the current economic environment did not provide the potential to deliver an acceptable long-term return on investment under the Company’s then-existing structure and that the Company’s remaining resources would be better spend addressing market needs and revenue opportunities in the musical instrument and pro audio equipment industry with a more focused development schedule.
The restructuring generated a net reduction of 90 employees, or approximately 18% of the regular full-time staff, and was implemented by the end of 2008. The Company undertook the reduction in workforce in order to conserve cash and align its workforce within its anticipated staffing needs in light of its strategic refocusing of its development programs. The Company expects to incur charges relating to the restructuring plan of approximately $2.0 million, of which approximately $1.5 million relates to one-time termination benefits. These charges will result in cash expenditures, of which the Company expects $1.0 million will be incurred in the fourth quarter and the remainder will be incurred during 2009. The above estimated costs and charges are preliminary and may vary materially based on various factors, including the timing and success of the Company’s reduction in workforce, the reorganization of its marketing, sales and engineering functions, and changes in management’s assumptions and projections.
On January 7, 2009, the Company completed an additional reorganization of its administration and operational support functions. The restructuring generated a net reduction of 40 employees, or approximately 8% of the regular full-time staff. The Company undertook the reduction in workforce in order to conserve cash and align its workforce within it anticipated staffing needs.
Impairment of Goodwill
As a result of numerous factors which arose in the third quarter of 2008, including but not limited to deteriorating economic conditions and related challenges in the markets and industry in which we compete, coupled with the Company’s recent performance relative to historical operating results, projected future operating results, and troubles with a major supplier, we performed goodwill impairment testing (and reflected a write off) during the quarter ended September 30, 2008. See Note 7 (Goodwill) for further discussion. The Company had no similar expense related to impairment of goodwill in 2007.
Impairment of Intangibles
The impairment of intangible assets is associated with the sale of the distribution business. See Note 11 (Subsequent Events) to the financial statements included elsewhere in this report.
Other Expense
Other expense was $3.7 million for the three months ended September 30, 2008 compared to $3.1 million in the comparable period last year. The increase in other expense of $0.6 million is primarily due to the cost associated with the Sun Mackie $7.5 million Convertible Senior Subordinated Secured Promissory Note due 2012 issued on March 18, 2008, and is carried on the Company’s balance sheet net of discount related to a beneficial conversion feature. The discount is being amortized into interest expense over the life of the note.
The majority of our debt has variable interest rates, and the interest expense component of other income (expense) in future quarters will be affected by changing interest rates.
Income Taxes
Income tax expense for the three months ended September 30, 2008 was $0.1 million compared to a benefit of ($0.4) million for the comparable period in 2007. The primary components of the 2008 income tax include income tax expense of $0.4 million related to Canadian and UK jurisdictions where we have taxable income, partially offset by a deferred tax benefit in the United Kingdom of $0.3 million recorded as a result of the partial amortization of the intangible assets for book purposes which reduces the deferred tax liability recorded as a result of the acquisition of Martin Audio. The primary components of the 2007 benefit is the deferred tax benefit recorded as a result of the amortization of the deferred tax liability recorded as a result of the acquisition of Martin Audio.
Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Net Sales
Net sales increased by 0.9% to $156.0 million during the nine months ended September 30, 2008 from $154.6 million in the comparable period in 2007. The change in sales is related to strength in certain core brands of Mackie, Ampeg, and EAW, as well as, strong international sales during the first six months of the year partially offset by slower third quarter sales primarily due to a slower retail summer in 2008 that had fewer than normal customers entering into the musical instrument retail establishments and the continued challenge in delivering products to our customers due to supply chain constraints.
Gross Profit
Gross profit increased to $44.8 million, or 28.7% of net sales, in the nine months ended September 30, 2008 from $43.3 million, or 28.0% of net sales, in the nine months ended September 30, 2007. Gross profit was primarily affected by the positive effect of a better mix of product sales in spite of supply constraints and the declining economic environment partially offset by the write down of approximately $1.7 million in inventory associated with the sale of the distribution business. In addition, gross profit was affected by slowing sales in the third quarter as described above.
Selling, General and Administrative
Selling, general and administrative expenses increased by $1.3 million to $35.3 million in the nine months ended September 30, 2008 from $34.0 million in the comparable period in 2007. The increase was primarily attributable to severance and termination costs incurred and lower marketing-related expenses.
Research and Development
Research and development expenses were approximately $8.4 million and $8.5 million for the nine month periods ended September 30, 2008 and 2007, respectively.
Restructuring Costs
Restructuring costs were $0.4 million in the nine months ended September 30, 2008, primarily attributable to employee severance and related costs for 23 employees. Restructuring costs were $1.7 million in the nine months ended September 30, 2007. The 2007 costs were primarily attributable to severance accruals related to the closure and overseas transfer of our domestic manufacturing plants and the closure of our St. Louis Music engineering functions.
On November 6, 2008, the Company filed a Current Report on Form 8-K announcing the reorganization of its marketing, sales and engineering functions as described above under “—Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007 — Restructuring Costs”.
Impairment of Goodwill
As a result of numerous factors which arose in the third quarter of 2008, including but not limited to deteriorating economic conditions and related challenges in the markets and industry in which we compete, coupled with, the Company’s recent performance relative to historical operating results, projected future operating results, and troubles with a major supplier, we performed goodwill impairment testing (and reflected a write off) during the quarter ended September 30, 2008. See Note 7 (Goodwill) for further discussion. The Company had no similar expense related to impairment of goodwill in 2007.
Impairment of Intangibles
The impairment of intangible assets is associated with the sale of the distribution business. See Note 11 (Subsequent Events) to the financial statements included elsewhere in this report.
Other Expense
Net other expense was $10.6 million for the nine months ended September 30, 2008 as compared to $10.2 million in the nine months ended September 30, 2007. The increase in other expense of $0.4 million is primarily due to an increase in foreign exchange losses.

Income Taxes
Income tax expense for the first nine months of 2008 was $0.3 million compared to income tax benefit of ($0.5) million for the comparable period in 2007. The primary components of the 2008 expense are obligations to foreign tax authorities related to the Company’s Canadian and UK jurisdictions where we have taxable income, and an increase to our income tax reserve partially offset by the deferred tax benefit recorded in the United Kingdom as a result of the partial amortization of the intangible assets for book purposes which reduces the deferred tax liability recorded as a result of the acquisition of Martin Audio. The primary components of the 2007 benefit is the deferred tax benefit recorded as a result of the partial amortization of the intangible assets giving rise to a deferred tax liability recorded as a result of the acquisition of Martin Audio. This deferred tax benefit was further impacted based on the enactment of a U.K. tax law during the quarter, which reduced the statutory tax rate. This deferred tax benefit was partially offset by current taxes due from our foreign subsidiaries and an increase to our income tax reserve.
Liquidity and Capital Resources
As of September 30, 2008, we had cash and cash equivalents of $2.2 million and outstanding short-term borrowings of $1.8 million. Also, at September 30, 2008, the Company had $93.4 million of debt classified as current in the financial statements included elsewhere in this report. At September 30, 2008 we had $8.2 million available on our revolving line of credit. See Note 8(a) to the financial statements included elsewhere in this report.
Net Cash Provided by Operating Activities
Cash provided by operating activities was $0.1million in the nine months ended September 30, 2008, compared to cash provided by operating activities of $0.5 million for the comparable period in 2007. The net loss for the first nine months of 2008 was approximately $27.0 million including $4.0 million in depreciation and amortization, $0.4 million in amortization of deferred financing costs, $1.4 million in the write down of intangibles related to the sale of the distribution business, $1.7 million in the write down of inventory related to the sale of the distribution business, $15.5 million in the write down of goodwill, $1.6 million in non-cash interest expense, and $0.2 million in stock based compensation expense. In the first nine months of 2008, an increase in prepaid other current assets of $2.4 million accompanied by a decrease in accounts payable and accrued liabilities of $10.5 million used cash, while a decrease to accounts receivable of $1.0 million and inventories of $14.3 million, provided cash. The net loss for the first nine months of 2007 was $10.6 million that included $3.6 million in depreciation and amortization, $2.9 million in amortization and write off of deferred financing costs, $0.2 million in stock- based compensation expense, a gain on asset dispositions of $0.5 million, and $0.2 million of non-cash interest expense. In the first nine months of 2007, a decrease to inventories and accounts receivable of $10.2 million and $3.3 million, respectively, provided cash while decreases to accounts payable, accrued liabilities and payable to our former Italian subsidiary of $7.7 million and taxes payable of $0.2 million used cash.
Net Cash Used in Investing Activities
Cash used in investing activities was $1.3 million for the first nine months of 2008, compared to $35.7 million for the first nine months of 2007. The cash used in investing activities for the first nine months of 2008 primarily related to purchases of new product tooling. The cash used in investing activities for the first nine months of 2007 primarily related to the acquisition of Martin Audio for $32.0 million and the payment of the St. Louis Music, Inc. future commitment to pay of $3.2 million.
Net Cash Provided by Financing Activities
Cash provided by financing activities was $0.4 million during the first nine months of 2008, compared to $39.2 million during the first nine months of 2007. Cash provided in the first nine months of 2008 is primarily attributable to the Sun Mackie Convertible Debt of $7.5 million which was used to partially pay down the existing debt and line of credit. Cash provided in the first nine months of 2007 is primarily attributable to a new credit facility of $102.0 million. During the first nine months of 2007, we paid off existing debt and credit facilities totaling $60.0 million. We also incurred $2.9 million in deferred financing costs.
Liquidity and Ability to Stay in Compliance With Debt Covenants

The primary sources of liquidity for our business are cash flow generated from operations, borrowings under the Company’s Financing Agreement relating to its senior credit facility, and loans from our controlling shareholder and its affiliates in the form of a convertible note, as well as participations by such affiliate in our senior credit facility. We expect that our principal uses of cash will be debt service requirements, working capital, capital expenditures and funds used for our restructuring plans.
Although borrowings under our revolving credit facility and cash flows from operations have historically been adequate to fund our debt service requirements, working capital requirements and capital expenditures, the continued weakness in the economy and the continued challenge in delivering products to our customers due to supply chain constraints, has resulted in a decrease in cash flows from operations. As described under Note 8 (Financing) and Note 11 (Subsequent Events) to the financial statements included elsewhere in this report, it was necessary for Sun Mackie, our controlling shareholder, to loan the Company $7.5 million in the form of a convertible note in March 2008, which was used to repay revolving senior indebtedness. In November 2008, it was necessary for us to borrow an additional $5 million as a Term Loan D under our senior credit facility, pursuant to Amendment No. 4 to the Financing Agreement relating to our senior credit facility. An affiliate of Sun Mackie purchased a 100% participation in that loan. We have therefore depended in large part on our controlling shareholder and balance sheet management for additional liquidity. Under Amendment No. 4, the proceeds of Term Loan D were required to be used to repay a portion of the revolving loan under the Financing Agreement, pay fees and costs associated with the Amendment, and fund working capital to the extent there are no outstanding revolver loans on the effective date of the Amendment. Term Loan D bears interest at a per annum rate of 15.0% to be paid-in-kind by being added to the principal balance of Term Loan D on a monthly basis on the first day of each month after the effective date of the Amendment. The maturity date of Term Loan D is March 30, 2012, at which time all principal and all accrued and unpaid interest are payable in cash. The Company paid an amendment fee to the Administrative Agent of $250,000 at closing, and to Sun Capital Partners Management, LLC, an affiliate of Sun Mackie, an amendment fee of $250,000, of which: (i) $62,500 was paid upon entry into the Amendment, (ii) $62,500 was paid on December 31, 2008, (iii) $62,500 is due on March 31, 2009 and (iv) $62,500 is due on June 30, 2009. Term Loan D is subject to the same terms and certain events and defaults as term loans covered by the Financing Agreement.
If global economic conditions continue to deteriorate and / or we experience further operational declines, we may need additional sources of liquidity in order to continue to operate our business and execute our restructuring plans. Given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain additional financing and, if we can obtain financing, that we will be able to do so on terms acceptable to us. See Part II, Item 1A “Risk Factors — Our operating performance, financial condition and liquidity may be adversely impacted by deteriorating economic conditions”.
There can be no assurances that we will be in compliance with the terms of the Financing Agreement in future periods. As discussed in Part II, Item 1A “Risk Factors — Our operating performance will be adversely affected by difficulties we are experiencing with a major contract supplier”, one of our major suppliers of products ceased manufacturing products for us in the fourth quarter of 2008. The adverse impacts of the global economic downturn on our operating performance coupled with the disruption in supplies of products previously manufactured by this supplier is likely to cause us to be out of compliance with certain covenants under the Financing Agreement by the end of the first quarter of 2009 unless the lenders agree to waive such noncompliance or to amend the covenants.
If we do breach the covenants under the Financing Agreement relating to our senior secured credit facility, we intend to seek waivers from the lenders under the Financing Agreement or to negotiate an amendment to the Financing Agreement covenants. However, there is no assurance that the lenders would grant waivers, agree to amend the covenants under the Financing Agreement, allow us to continue borrowing under this credit facility or otherwise agree to restructure our debt or that we would be able to obtain other financing. Moreover, it is likely that external sources of financing necessary to restructure our debt would not be available and our controlling shareholder has not provided any assurances that it will provide additional financial support in the future. If we breach the covenants under our Financing Agreement or otherwise default on our debt, the lenders have a variety of remedies against us, including accelerating all amounts outstanding under the credit facility so that such amounts come due immediately and foreclosing on their security interests, which would allow the lenders (or a third party purchaser in a foreclosure sale) to take possession of all of our assets; any of such steps could impede our ability to continue as a going concern. If the supply disruption leads to an event of default under the Financing Agreement that is not cured or waived, and the lenders accelerate the indebtedness outstanding under the Financing Agreement, it is likely that the Company would not have sufficient cash flow from operations or access to other sources of financing necessary to meet its cash requirements.

Commitments
We had the following significant contractual commitments related to operating leases for equipment facilities at September 30, 2008. In addition, we had significant obligations related to short-term and long-term debt arrangements, excluding our accounts payable, accrued liabilities and taxes payable of $26.2 million at September 30, 2008 (in thousands):

	Payments due by Period
		Less than
	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$6,086	$2,378	$3,479	$229	$—
Convertible debt, including interest	14,240	—	—	—	14,240
Short-term and long-term debt, including interest	127,146	12,183	23,666	91,297	—

Total	$147,472	$14,561	$27,145	$91,526	$14,240

The above table does not include the Company’s new $5.0 million term loan entered into under the terms of Amendment No. 4, described above. In the normal course of business the Company has entered into numerous purchase commitments from suppliers, including its contract manufacturers, which are excluded from the above amounts and range between $20 million and $35 million.
There are no guarantees we will have adequate resources to meet our material obligations as they come due through September 30, 2009.
Other Considerations
In a Current Report on Form 8-K filed on October 21, 2008, the Company disclosed that it intended to amend the disclosure relating to the effectiveness of the Company’s internal control over financial reporting and disclosure controls contained in Amendment No. 2 to its Form 10-K filed on July 25, 2008 (“Amendment No. 2 to Form 10-K”), and that the Company was in the process of evaluating the effectiveness of its controls and how such disclosure should be amended. On March 24, 2009, the Company filed Amendment No. 3 to the Form 10-K which amended the disclosure contained in Amendment No. 2 relating to the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures. Amendment No. 3 to the Form 10-K included management’s conclusion that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2007. For additional information see Part I, Item 4T “Controls and Procedures”.
In a Current Report on Form 8-K filed on November 6, 2008, the Company disclosed that it intended to amend the disclosure in Item 4 and Item 4T of its Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2008, and June 30, 2008. On March 24, 2009, the Company filed an amendment to the Form 10-Q for the quarter ended March 31, 2008 which amended the disclosure therein in Item 4 relating to the effectiveness of the Company’s disclosure controls and procedures and an amendment to the Form 10-Q for the quarter ended June 30, 2008 which amended the disclosure therein in Item 4 relating to the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting (the “Form 10-Q/As”). The Form 10-Q/A’s included management’s conclusion that the Company’s disclosure controls and procedures were not effective as of the end of the periods covered by the Form 10-Q’s. For additional information see Part I, Item 4T “Controls and Procedures”.
In a Current Report on Form 8-K filed on December 17, 2008, the Company reported that it has experienced a backlog of orders with a significant contract manufacturer in China due to manufacturing delays, which impacted sales and margins beginning in the second quarter of 2008. This backlog continued to negatively impact the Company’s operations in the second half of 2008. While the Company had thought such manufacturing delays would be temporary, the Company learned in the fourth quarter that this supplier had ceased manufacturing products for the Company due to difficulties the supplier is experiencing. The supplier has been producing products for the Company since December 2000. For the three month periods ended September 30, 2008 and 2007, net sales of products manufactured by this supplier were $18.1 million and $14.8 million, or 38.6% and 27.9% of net sales, respectively. For the nine-month periods ended September 30, 2008 and 2007, net sales of products manufactured by this supplier were $69.1 million and $57.6 million, or 44.3% or 37.2% of net sales, respectively, during those. The Company is in the process of establishing other contract manufacturing relationships to resume production of products previously produced by this contract manufacturer. However, production by alternative contract manufacturers is unlikely to resume until the second quarter of 2009 at the earliest. The Company’s operating results for 2009 will be negatively impacted by this disruption in product supplies. See Part II, Item 1A “Risk Factors — Our operating performance will be adversely affected by difficulties we are experiencing with a major contract supplier”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including changes in foreign currency rates and interest rates.
Our $93.4 million term loans have variable interest rates. As such, changes in U.S. interest rates affect interest paid on debt and we are exposed to interest rate risk. For the quarter ended September 30, 2008, an increase in the average interest rate of 10%, i.e. from 10.5% to 11.6%, would have resulted in an approximately $0.8 million increase in net loss before income taxes.
A majority of our sales are denominated in U.S. Dollars, and during the three months ended September 30, 2008 approximately 34.3% of our sales were denominated in foreign currencies. We ordinarily do not engage in hedging as a means to minimize our foreign currency risk and, instead, mitigate that exposure by limiting the portion of our sales that are denominated in other than U.S. Dollars. Assuming the same level of foreign currency denominated sales as in the three months ended September, 2008, a 10% decline in the average exchange rates for all these currencies would have caused a decline of approximately $1.5 million, or 3.1%, of our sales.
The majority of our products are manufactured by foreign third-party contract manufacturers with the majority of the contracts denominated in U.S. Dollars. Foreign third-party manufacturing creates risks that include fluctuations in currency exchange rates that could affect the price we pay for our product. Our two largest foreign contract manufacturers’ products represented 62.9% of our net sales for the nine months ended September 30, 2008. A 10% increase to the cost of the product sold that was manufactured by these two manufacturers would have resulted in an increase to cost of sales for the nine months ended September 30, 2008 of approximately $2.9 million.
Item 4T. Controls and Procedures
Background
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. In connection with that evaluation, management considered the following matters:
•	During the quarter ended September 30, 2008, the Company received a comment letter from the staff of the SEC which brought to the Company’s attention its failure to include in the Form 10-K management’s report on the effectiveness of the Company’s internal control over financial reporting, as required under Rules 13a-15 and 15(d)-15 under the Exchange Act.

•	As a result of the SEC comment letter, the Company filed Amendment No. 2 to Form 10-K which included management’s report on the effectiveness of the Company’s internal control over financial reporting.

•	After the filing of Amendment No. 2 to Form 10-K, the Company received a second comment letter from the staff of the SEC which questioned the conclusion of Company management set forth in Amendment No. 2 to Form 10-K that the Company’s disclosure controls and procedures were effective as of the end of the 2007 fiscal year, in light of the Company’s failure to include management’s report on internal control over financial reporting in the Form 10-K.

•	As a result of an internal review after the Company filed Amendment No. 2 to Form 10-K, the Company’s management and board of directors determined that appropriate procedures were not followed to ensure adequate internal review of Amendment No. 2 to Form 10-K before it was filed. In addition, such review raised questions about whether the steps previously taken to document and test the Company’s internal control over financial reporting had been sufficient to support a conclusion that such internal control over financial reporting was effective as of the end of 2007.

•	The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 erroneously included a report from management on the effectiveness of internal control over financial reporting as of June 30, 2008, which was not required under the SEC’s rules. Moreover, the conclusions therein that the Company’s internal control over financial reporting was effective lacked an adequate basis because management had not actually conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of such date.
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
The audit committee investigation has now been completed. The key findings of the investigation were that:
•	former management of the Company, and in particular the Company’s former Chief Financial Officer, apparently misunderstood the application of the SEC’s rules relating to management evaluation of the effectiveness of internal control over financial reporting to registrants that, like the Company, are neither large accelerated filers nor accelerated filers;

•	as a consequence, the Company’s former management did not complete its evaluation of the Company’s internal control over financial reporting and failed to include the required report on the effectiveness of internal control over financial reporting in the Form 10-K;

•	after the Company received the SEC comment letter that identified the Company’s failure to include the required management report on internal control in the Form 10-K, the Company’s former Chief Financial Officer caused Amendment No. 2 to Form 10-K to be prepared and filed, without involving the Company’s former Chief Executive Officer, the Company’s board of directors, the audit committee of the Company’s board of directors or the Company’s independent registered public accounting firm in the preparation or review of that filing;

•	the conclusions of former management that the Company’s internal control over financial reporting was effective as of December 31, 2007, as disclosed in Amendment No. 2 to Form 10-K, lacked an adequate basis due to the failure of former management to complete the review and testing necessary to fully evaluate the effectiveness of the Company’s internal control over financial reporting; and

•	the statements in Amendment No. 2 to Form 10-K and the Prior 10-Qs that management had concluded the Company’s disclosure controls and procedures were effective as of the end of the periods covered by such reports are not supported in light of the substantive and procedural deficiencies relating to the Form 10-K and Amendment No. 2 to Form 10-K described above.
The Chief Executive Officer and the Chief Financial Officer who were responsible for the filing of the Form 10-K and Amendment No. 2 to Form 10-K left the Company on August 15, 2008 and July 25, 2008, respectively.
In connection with the audit committee’s investigation, the investigators made certain recommendations for improvements in both the Company’s disclosure controls and procedures and its internal controls. The principal recommendations were that the Company:
•	develop a plan for completion of management’s evaluation of the Company’s internal control over financial

•	make corrective filings amending the Form 10-K and the Prior 10-Q’s;

•	to the extent the Company is legally required to do so in light of its decision to deregister its common stock under the Exchange Act, implement procedures to remedy the deficiencies in its disclosure controls and procedures; and

•	to the extent such obligations remain relevant in light of the Company’s decision to deregister its common stock under the Exchange Act, institute training for the Company’s financial managers regarding the Company’s reporting obligations under the Exchange Act.
The Company’s management has implemented the recommendations from the audit committee investigation regarding completion of management’s evaluation of internal control over financial reporting and making corrective filings amending the Form 10-K and the Prior 10-Qs. In particular, management completed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and, on March 24, 2009, the Company filed Amendment No. 3 to its Annual Report on Form 10-K for the year ended December 31, 2007 which contained disclosures regarding such evaluation, including management’s conclusion that the Company’s internal control over financial reporting was not effective as of December 31, 2007. Moreover, the Company has filed an amendment to each of the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 to disclose management’s conclusions about the effectiveness of the Company’s disclosure controls and procedures as of the end of the periods covered by those reports. As reported in a Current Report on Form 8-K filed by the Company on January 15, 2009, the Company’s Board of Directors has determined to deregister the Company’s stock under the Exchange Act. Because deregistration of the Company’s stock under the Exchange Act would result in the termination of the Company’s reporting obligations under the Exchange Act, the Company will not implement the other recommendations that resulted from the audit committee investigation unless the Company does not complete the deregistration process as anticipated.
During the fourth quarter of 2008, the Company implemented the following changes to its disclosure controls and procedures:
•	ensuring that the CEO and CFO review all documents to be filed with the SEC prior to submitting such documents to the audit committee for its review;

•	ensuring that the Company’s independent registered public accounting firm is provided any such documents that contain financial statements or report events that may require financial statement disclosure prior to their filing with the SEC,;

•	ensuring that the Company’s outside counsel review such documents prior to review by the board of directors or the audit committee, as applicable; and

•	ensuring that the audit committee or the audit committee chair reviews any such documents that contain financial statements or report events that may require financial statement disclosure prior to their filing with the SEC.
Disclosure Controls and Procedures
Based on the audit committee investigation findings, the determination that the Company’s internal control over financial reporting was not effective as of December 31, 2007, and management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.
Internal Control Over Financial Reporting
During the quarter ended September 30, 2008, we made no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in various legal proceedings and claims that arise in the ordinary course of business. The Company believes that the ultimate resolution of these proceedings will not have a material effect on its financial position, liquidity, or results of operations.
Item 1A. Risk Factors
Except as disclosed below, there have been no material changes from the risk factors previously disclosed in the Report on Form 10-K for the fiscal year ended December 31, 2007.
Our operating performance, financial condition and liquidity may be adversely impacted by deteriorating economic conditions.
Deteriorating economic conditions in the United States and other markets pose numerous risks to our business. A slowdown or decline in U.S. and foreign economic growth is likely to adversely affect consumer confidence, disposable income or spending. Because most of our products are discretionary goods, our business may be particularly impacted by a slowdown in consumer spending. A slowdown in consumer spending could result in reduced sales of our products and increased price competition. Deteriorating economic conditions could adversely impact our retail customers, leading to longer sales cycles, reduced orders and greater difficulty managing inventory levels and collecting receivables. In addition, because we depend to a significant extent on borrowings under our senior credit facility and from our controlling shareholder, declines in our operating performance due to deteriorating economic conditions or otherwise could negatively impact our financial condition and liquidity. Tighter credit conditions could make it more difficult for us to obtain the debt financing we need to operate our business. There can be no assurance that we will be able to obtain additional financing on terms that are acceptable to us, or at all.
Our operating performance will be adversely affected by difficulties we are experiencing with a major contract supplier.
The Company has experienced a backlog of orders with a significant contract manufacturer in China, which impacted sales and margins beginning in the second quarter of 2008. This backlog continued to negatively impact the Company’s operations in the third quarter of 2008 and is expected to negatively impact the Company’s operations in the fourth quarter of 2008. While the Company had thought such manufacturing delays would be temporary, the Company learned in the fourth quarter that this supplier had ceased manufacturing products for the Company due to difficulties the supplier is experiencing. For the three month periods ended September 30, 2008 and 2007, net sales of products manufactured by this supplier were $18.1 million and $14.8 million, or 38.6% and 27.9% of net sales, respectively, during those periods. For the nine-month periods ended September 30, 2008 and 2007, net sales of products manufactured by this supplier were $69.1 million and $57.6 million, or 44.3% or 37.2% of net sales, respectively.
Although the Company has not terminated its manufacturing agreement with this supplier, the Company is in the process of evaluating its options and arranging for alternative contract manufacturers to resume production of the products previously manufactured by this supplier. The Company is also evaluating the feasibility of moving some of the production to manufacturing facilities owned by the Company. The timing for resuming production of the products previously manufactured by this supplier is uncertain, and will depend to a significant extent on the Company’s ability to obtain certain custom tooling used to manufacture the Company’s products. Although the Company has held discussions with the supplier regarding the return of the custom tooling in the possession of the supplier, which belongs to the Company, it is unlikely that the Company will be able to obtain much if any of such tooling from the supplier. In the mean time, the Company has contracted with third parties to manufacture replacement custom tooling relating to higher volume, higher margin products previously manufactured by this supplier. Production of these products is expected to be phased in over the course of 2009. As circumstances allow, the Company may obtain replacement custom tooling and initiate production of other products previously manufactured by this supplier.
Due to the disruption in the supply of the Company’s products, the Company anticipates a significant decline in net sales in 2009, with the most significant impact to be felt in the first and second quarters of 2009. Until the Company has better visibility into when shipments of the affected products will resume, it is unable to estimate the full impact from this disruption. The Company has identified and begun to implement changes to its business and operating plans for 2009 in order to reduce costs in response to the anticipated decline in net sales. In addition to the anticipated decline in net sales, this supply disruption will create numerous risks for the Company, including the following:
•	There is a material risk that the Company may be unable to comply with the terms and conditions of its senior credit facility, including but not limited to certain financial ratios, unless the Company obtains necessary waivers or enters into an amendment to the related Financing Agreement that address such potential noncompliance. Breaches of the terms and conditions of the Financing Agreement may lead to an event of default, which would prevent the Company from borrowing under the senior credit facility and would allow the lenders to accelerate all amounts outstanding under the Financing Agreement and exercise other remedies including foreclosure of their security interests relating to the senior credit facility.

•	The Company may not have sufficient cash flow from operations or borrowings under its credit facilities to meet its cash requirements, particularly if the supply disruption results in an event of default under the Company’s senior credit facility that is not cured or waived, which could result in the Company’s inability to continue as a going concern.

•	Potential customers may decide to purchase competing products rather than wait until the Company’s products are available again, which may lead to permanent loss of market share.

•	The Company may encounter difficulties in managing new contract manufacturer relationships, such as lack of control over the manufacturing process, delivery times, sourcing of parts, and product quality, and imposition of unfavorable payment terms.
Our business may be adversely affected by recent restructurings.
As we announced on November 6, 2008, we recently implemented a restructuring of our marketing, sales and engineering functions. In addition, we completed an additional restructuring of our administrative and operational support functions in January 2009. Implementation of these restructurings will likely place significant strains on management and may impair our marketing, sales, engineering, administrative and operational support functions, as well as our relationships with customers and suppliers. In addition, the costs of implementing these restructurings will result in charges that will adversely affect our results of operations and may exceed our current estimates. These restructurings may not result in all of the cost savings and operational and strategic benefits that we currently anticipate.
The liquidity of our shares of common stock will be adversely affected by our delisting from the NASDAQ Stock Market and the plan to deregister.
In a Current Report on Form 8-K filed with the SEC on February 26, 2009, we announced that we had received a staff determination letter from NASDAQ indicating that the Company’s common stock would be delisted on March 3, 2009 due to the Company’s failure to timely submit an acceptable plan to regain compliance with NASDAQ Marketplace Rule 4310(c)(14) related to its failure to file a quarterly report on Form 10-Q for the period ended September 30, 2008 by the prescribed due date. On March 3, 2009, the Company’s common stock was delisted from the NASDAQ. This involuntary delisting superseded the Company’s decision, as disclosed in a Current Report on Form 8-K filed with the SEC on January 15, 2009, to voluntarily delist its common stock from the NASDAQ Stock Market LLC. In the January 15, 2009 Form 8-K, we also disclosed the decision to terminate the registration of our common stock under the Exchange Act. The Company’s common stock may be quoted over-the-counter on the Pink Sheets LLC if market makers commit to make a market in the Company’s shares. Pink Sheets LLC is an electronic network through which participating broker-dealers can make markets, and enter orders to buy and sell shares of issuers. However, the Company can provide no assurance that trading in its common stock will continue on the Pink Sheets or otherwise. Moreover, the Company’s common stock may become more illiquid now that it is no longer traded on NASDAQ, which could negatively impact market prices for the Company’s stock and make it more difficult for shareholders to sell their shares. Moreover, once we complete the deregistration of our common stock under the Exchange Act, we will no longer be required to file periodic and other reports with the SEC. As a consequence, there will be little if any public information available about the Company’s business, operations, financial condition, results of operations or other matters.

Item 6. Exhibits

Exhibit
Number	Description of Exhibits

3.1	Second Articles of Amendment To Restated Articles of Incorporation of LOUD Technologies Inc. (1)

3.2	Third Articles of Amendment to Restated Articles of Incorporation of LOUD Technologies Inc (1)

10.1	Form of Amendment No. 4 to Financing Agreement, Waiver and Consent by and among LOUD Technologies Inc., Grace Acquisition Co Limited, as the borrowers, each subsidiary of the Parent listed on the signature pages thereto, the lenders from time to time party thereto, Ableco Finance LLC, as collateral agent for the lenders, and GMAC Commercial Finance LLC, as administrative agent for the lenders, dated as of November 5, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2008

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUD Technologies Inc. (Registrant)
Dated: March 26, 2009	By:	/s/ RODNEY E. OLSON
Rodney E. Olson
Chairman, President and Chief Executive Officer

Dated: March 26, 2009	By:	/s/ DAVID E. OLSON
David E. Olson
Chief Financial Officer, Senior Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1	Second Articles of Amendment To Restated Articles of Incorporation of LOUD Technologies Inc. (1)

3.2	Third Articles of Amendment to Restated Articles of Incorporation of LOUD Technologies Inc (1)

10.1	Form of Amendment No. 4 to Financing Agreement, Waiver and Consent by and among LOUD Technologies Inc., Grace Acquisition Co Limited, as the borrowers, each subsidiary of the Parent listed on the signature pages thereto, the lenders from time to time party thereto, Ableco Finance LLC, as collateral agent for the lenders, and GMAC Commercial Finance LLC, as administrative agent for the lenders, dated as of November 5, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2008